Form 10-Q
period 1998-09-30
ENTRUST TECHNOLOGIES INC
filed 1998-11-13
CIK 1031283

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

(Mark one)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      OR

    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                       COMMISSION FILE NUMBER 000-24733

                         ----------------------------

                           ENTRUST TECHNOLOGIES INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          MARYLAND                                          62-1670648
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                   2323 NORTH CENTRAL EXPRESSWAY, SUITE 360
                             RICHARDSON, TX 75080
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES & ZIP CODE)

      Registrant's telephone number, including area code: (972) 994-8000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]

     There were 42,488,181 shares of the registrant's $.01 par value Common stock outstanding as of November 10, 1998.

--------------------------------------------------------------------------------

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                               PAGE

  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets..........................    3
           Condensed Consolidated Statements of Operations................    4
           Condensed Consolidated Statements of Cash Flows................    5
           Notes to Condensed Consolidated Financial Statements...........    6
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....   19

PART II. OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds......................   20

  Item 4.  Submission of Matters to a Vote of Security Holders............   21

  Item 6.  Exhibits and Reports on Form 8-K...............................   23

SIGNATURES................................................................   24

INDEX TO EXHIBITS.........................................................   25

PART I.    FINANCIAL INFORMATION

Item 1.    Financial statements


                           ENTRUST TECHNOLOGIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                   (UNAUDITED)
(In thousands)                                   DECEMBER 31,     SEPTEMBER 30,
                                                    1997              1998
ASSETS                                           -----------      ------------
Current assets:
   Cash and cash equivalents....................    $ 4,025          $43,495
   Short-term investments.......................      8,613           39,309
   Accounts receivable, net.....................      7,152           12,357
   Prepaid expenses and other...................      2,544            2,733
                                                    -------          --------
         Total current assets...................     22,334           97,894
Property and equipment, net.....................      1,680            2,668
Other assets....................................        743            1,000
Goodwill........................................         --            3,388
                                                    -------          --------
         Total assets...........................    $24,757         $104,950
                                                    =======         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................    $ 1,236          $  4,857
   Accrued liabilities..........................      2,066             4,547
   Deferred income..............................      3,068             6,845
   Due to related party.........................      2,257               781
                                                    -------          --------
         Total current liabilities..............      8,627            17,030
Long-term liabilities...........................      1,468                35
                                                    -------          --------
         Total liabilities......................     10,095            17,065
                                                    -------          --------
Shareholders' equity:
   Common and special voting stock
   and additional paid-in capital...............     16,026           112,952
   Unearned deferred compensation and other.....        (15)             (695)
   Accumulated deficit..........................     (1,349)          (24,372)
                                                    -------          --------
         Total shareholders' equity.............     14,662            87,885
                                                    -------          --------
         Total liabilities and shareholders'
         equity.................................    $24,757          $104,950
                                                    =======          ========


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)                           (UNAUDITED)
                                                    THREE MONTHS                          NINE MONTHS
                                                 ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                ----------------------               -----------------------
                                                  1997          1998                   1997           1998
                                                --------      --------               --------        -------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues:
       License.............................     $ 4,949        $ 9,795               $10,626          $ 25,640
       Services and maintenance............       2,137          3,244                 6,351             8,337
                                                -------        -------               -------          --------
              Total revenues...............       7,086         13,039                16,977            33,977
                                                -------        -------               -------          --------
Cost of revenues:
       License.............................         131            507                   360             1,319
       Services and maintenance............       1,174          2,100                 3,285             5,198
                                                -------        -------               -------          --------
              Total cost of revenues.......       1,305          2,607                 3,645             6,517
                                                -------        -------               -------          --------
Gross profit                                      5,781         10,432                13,332            27,460
                                                -------        -------               -------          --------
Operating expenses:
       Sales and marketing.................       3,528          7,330                 7,527            18,338
       Research and development............       1,700          3,669                 3,777             9,026
       General and administrative..........       1,026          1,356                 2,505             3,627
       Acquired in-process research and
        development........................          --             --                    --            20,208
       Goodwill amortization...............          --            178                    --               178
                                                -------        -------               -------          --------
              Total operating expenses.....       6,254         12,533                13,809            51,377
                                                -------        -------               -------          --------
Loss from operations.......................        (473)        (2,101)                 (477)          (23,917)
Interest income............................         164            517                   579               734
                                                -------        -------               -------          --------
Income (loss) before benefit for income
 taxes.....................................        (309)        (1,584)                  102           (23,183)

Benefit for income taxes...................         226             --                   211               160
                                                -------        -------               -------          --------
Net income (loss)..........................     $   (83)       $(1,584)              $   313          $(23,023)
                                                =======        =======               =======          ========

Basic net income (loss) per share..........          --        $ (0.04)              $  0.01          $  (0.70)
Diluted net income (loss) per share........          --        $ (0.04)              $  0.01          $  (0.70)
Basic--Weighted average common shares
 outstanding...............................      30,700         36,830                30,700            32,843

Diluted--Weighted average common shares
 outstanding...............................      41,869         49,589                41,332            47,169


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       (UNAUDITED)
                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               ----------------------------
                                                                                  1997               1998
                                                                               -----------       ----------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................           $   313          $(23,023)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization..................................               260               843
       Acquired in-process research and development...................                --            20,208
       Deferred income taxes..........................................              (405)             (257)
       Other non-cash charges (credits), net..........................               (36)              104
  Changes in assets and liabilities:
       Increase in accounts receivable................................            (6,757)           (4,556)
       Increase in prepaid expenses and other.........................              (564)             (153)
       Increase in accounts payable...................................               512             2,425
       Increase in accrued liabilities................................             1,107             1,553
       Increase in deferred income....................................             2,055             3,627
       Increase (decrease) due to related party.......................             1,246            (2,576)
                                                                                 -------          --------
        Net cash used in operating activities.........................            (2,269)           (1,805)
                                                                                 -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment...............................              (792)           (1,345)
    Purchases of short-term investments...............................            (8,217)          (52,227)
    Dispositions of short-term investments............................                --            21,531
    Payment on purchase of r3 Security Engineering AB.................                --            (4,391)
                                                                                 -------          --------
        Net cash used in investing activities.........................            (9,009)          (36,432)
                                                                                 -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of  long-term debt......................................                --            (1,422)
    Transfers to shareholder..........................................            (1,803)               --
    Proceeds from exercise of stock options...........................                --                31
    Proceeds from issuance of common stock , net of issuance costs....                --            79,098
    Proceeds from issuance of common and special voting stock, net of
    issuance costs....................................................            16,026                --
                                                                                 -------          --------
        Net cash provided by financing activities.....................            14,223            77,707
                                                                                 -------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................             2,945            39,470
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                --             4,025
                                                                                 -------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................           $ 2,945          $ 43,495
                                                                                 =======          ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of redeemable Series A common stock
     (and subsequent conversion into common stock)
     related to the acquisition of r3 Security Engineering AG.........                --            17,013
                                                                                 =======          ========

     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (In thousands, except share data)


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the six months ended June 30, 1998 and year ended December 31, 1997 contained in Entrust Technologies Inc.'s Prospectus, dated August 17, 1998, filed as part of a Registration Statement on Form S-1 (No. 333-57275) in connection with the Company's initial public offering ("IPO").

NOTE 2.  CAPITAL STOCK

     On August 21, 1998, the Company closed its IPO, issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79.1 million. Concurrent with the closing of the initial public offering, each of the 20,314,346 outstanding shares of the Company's Series A Common stock and each of the 1,167,288 outstanding shares of the Company's Redeemable Series A Common stock were automatically converted into one share of Common stock. Also, the 260,000 outstanding shares of the Company's Series B (including non-voting) Common stock were automatically converted into 13,063,836 shares of Common stock. Furthermore, the majority shareholder of the Company exercised its option to convert 2,542,711 shares of the Company's Special Voting stock into the equivalent number of shares of Common stock. After this conversion, the remaining number of issued and outstanding Special Voting shares was 5,157,289.

NOTE 3.  STOCK SPLITS

     On June 18, 1998, the Board of Directors approved an increase in the authorized number of shares of Series A Common stock from 15,000,000 to 100,000,000, Preferred stock from 500,000 to 5,000,000 and Special Voting stock from 2,500,000 to 15,000,000. The Board of Directors also approved on June 18, 1998 a 4-for-1 stock split effected in the form of a stock dividend, payable to the shareholders of Series A Common stock and Special Voting stock. In addition, the Board of Directors approved an amendment to the Company's Articles of Incorporation, which redesignated the Series A Common stock as Common stock effective upon the closing of a public offering of the Company's Common stock. Upon the closing of the Company's IPO on August 21, 1998, the Series A Common stock was converted to Common stock. All share and per share data in this Form 10-Q have been adjusted to give effect to these stock splits.

NOTE 4.  EMPLOYEE STOCK OPTION PLAN

     In May 1998, the Company's shareholders increased the authorized shares of Common stock available for issuance under the Company's 1996 Stock Incentive Plan to 7,630,920. On June 18, 1998, the Company's Board of Directors approved an increase of 2,369,080 in the number of shares available under the Plan, subject to shareholder approval. The options under the Plan are granted at the then-current fair market value of the Common stock of the Company and expire on the tenth anniversary or upon termination of employment. Options granted prior to January 1, 1998 generally may be exercised in equal proportions during the years following the first and second anniversary of the date of grant. Options granted after January 1, 1998, generally may be exercised in equal proportions over four years after the first anniversary of the date of grant. With respect to options granted to the key management team, 20% of the options become exercisable upon grant date, with an additional 20% of the options exercisable at each successive anniversary of the grant date until the fourth anniversary of the grant date.

NOTE 5.  EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in July 1998 and approved by the stockholders of the Company in August 1998. The Purchase Plan authorizes the issuance of up to a total of 400,000 shares of Common stock to participating employees.

NOTE 6. ACQUISITION OF R3 SECURITY ENGINEERING AG AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     On June 8, 1998, the Company completed the acquisition of r3 Security Engineering AG ("r3"), a company based in Zurich, Switzerland which provides consulting, applied research and product development services related to commercial security and encryption solutions. Pursuant to the Share Purchase Agreements dated May 30, 1998, entered into between the Company and the shareholders of r3, the Company agreed to acquire all the outstanding shares of r3 in exchange for approximately 1,167,288 shares of the Company's Series A Common stock (subsequently converted into Common stock upon the closing of the Company's IPO), valued at $14.58 per share and cash consideration of $4.4 million.

     This acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company's condensed consolidated financial statements include the accounts of r3 as a wholly-owned subsidiary since the date of acquisition. The aggregate purchase price was $23.8 million, which included approximately $4.4 million in cash, $17 million representing 1,167,288 shares of Redeemable Series A Common stock (subsequently converted into Common stock upon the closing of the Company's IPO), approximately $1 million in assumed liabilities and acquisition expenses, and approximately $1.4 million of adjustments to the June 8, 1998 opening balance sheet of r3 to record the acquired assets and liabilities at fair value. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets which indicated approximately $20.2 million of the acquired intangible assets consisted of in-process product development. The development of these projects had not reached technological feasibility and the technology has no alternative future use and, accordingly, the $20.2 million was included as an expense in the condensed consolidated statements of operations for the nine months ended September 30, 1998. $3.6 million of goodwill was recorded as a result of this acquisition.

     The accounts of the Company's subsidiaries have been translated into U.S. dollars. Assets and liabilities have been translated at the exchange rates in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at average rates for the period. The resultant translation adjustments are included in comprehensive income as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the determination of net income and are not material.

     The following unaudited pro forma data summarize the combined results of operations of Entrust Technologies Inc. and r3 as if the acquisition had taken place as of the beginning of the periods presented.


                                                           (UNAUDITED)                  (UNAUDITED)
                                                         NINE MONTHS ENDED           NINE MONTHS ENDED
                 (IN THOUSANDS)                          SEPTEMBER 30, 1997          SEPTEMBER 30, 1998
                 --------------                          ------------------          ------------------
Revenues.........................................               19,699                      35,578
                                                                ======                      ======
Net loss.........................................                 (601)                     (4,118)
                                                                ======                      ======
Basic and diluted net loss per share.............                (0.01)                      (0.12)
                                                                ======                      ======

NOTE 7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB"), issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and displaying comprehensive income, as defined, and its components in financial statements. The Company's adoption of SFAS No. 130 had no impact on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information regarding those segments. Management believes that the adoption of SFAS No. 131 will not have a material impact on the financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments. The Company currently does not use hedging or derivatives and, as a result, does not anticipate any impact on the financial statements.

NOTE 8.  NET INCOME (LOSS) PER SHARE

          Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if converted basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three and nine months ended September 30, 1998, the antidilutive effect excluded from the diluted net income
(loss) per share computation due to the exchangeable Special voting stock outstanding, on a weighted average basis, was 6,513,000 and 7,304,000 shares, respectively, while the antidilutive effect excluded due to options to purchase Common stock was 5,829,000 and 5,157,000 shares, respectively.

NOTE 9.  SHORT-TERM INVESTMENTS

          At September 30, 1998, the Company's investments consisted of investments in a strategic cash management account. This account is invested primarily in securities guaranteed by the U.S. government or its agencies and highly rated municipal and corporate bonds with a remaining maturity of not more than 12 months.

          The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as "held to maturity" investments and carried at amortized cost. At September 30, 1998, the amortized cost of the Company's investments approximated fair value.

     The Company's investments consisted of the following:

                                                            (UNAUDITED)
                                                        SEPTEMBER 30, 1998
                                           ---------------------------------------------
                                           AMORTIZED COST         MATURITY OF SECURITIES
                                                BASIS                 WITHIN ONE YEAR
                                           --------------         ----------------------

           Corporate debt securities.....        39,309                    39,309
                                                 ======                    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Overview", "Certain Factors that May Affect Our Business" and elsewhere in this report.

OVERVIEW

     The Company develops, markets and sells products and services that allow enterprises to manage trusted, secure electronic communications and transactions over today's advanced networks, including the Internet, extranets and intranets. The Entrust solution automates the management of digital certificates, which are similar to electronic passports, through public key infrastructure ("PKI") technology designed to assure the privacy and authenticity of internal and external electronic communications. The Entrust PKI is an integrated, open and scaleable software framework that operates across multiple platforms, network devices and applications, including e-mail, browsers, electronic commerce, electronic forms, remote access and other product offerings from leading vendors.

     The Company's quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, the Company's period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of the Company's products often requires a significant capital investment which the customer may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because the Company ships its products soon after an order is received and, therefore, does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company has generally recorded a significant portion of its total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. The Company expects these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are also dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and the fulfillment of acceptance criteria. In this regard, the Company has from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. Despite the uncertainties in its revenue patterns, the Company's operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are delayed or otherwise not realized in a quarter for any reason, the Company's business, operating results and financial condition would be materially adversely affected. See "Certain Factors That May Affect Our Business."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain condensed consolidated statement of operations data expressed as a percentage of total revenues:

                                      (UNAUDITED)         (UNAUDITED)
                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,
                                   ------------------  -----------------
                                      1997     1998       1997    1998
                                      ----     ----       ----    ----
Revenues:
  License..........................   69.8%    75.1%      62.6%   75.5%
  Services and maintenance.........   30.2     24.9       37.4    24.5
                                     -----    -----      -----   -----

    Total revenues.................  100.0    100.0      100.0   100.0
                                     -----    -----      -----   -----

Cost of revenues:
  License..........................    1.8      3.9        2.1     3.9
  Services and maintenance.........   16.6     16.1       19.4    15.3
                                     -----    -----      -----   -----

    Total cost of revenues.........   18.4     20.0       21.5    19.2
                                     -----    -----      -----   -----

Gross profit.......................   81.6     80.0       78.5    80.8
                                     -----    -----      -----   -----

Operating expenses:
  Sales and marketing..............   49.8     56.2       44.3    54.0
  Research and development.........   24.0     28.1       22.2    26.6
  General and administrative.......   14.5     10.4       14.8    10.6
  Acquired in-process research
    and development................     --       --         --    59.5
  Goodwill amortization............     --      1.4         --     0.5
                                     -----    -----      -----   -----

    Total operating expenses.......   88.3     96.1       81.3   151.2
                                     -----    -----      -----   -----

Loss from operations...............   (6.7)   (16.1)      (2.8)  (70.4)
Interest income....................    2.3      4.0        3.4     2.2
                                     -----    -----      -----   -----

Income (loss) before benefit for
  income taxes.....................   (4.4)   (12.1)       0.6   (68.2)
Benefit for income taxes...........    3.2       --        1.2     0.5
                                     -----    -----      -----   -----

Net income (loss)..................   (1.2%)  (12.1%)      1.8%  (67.7%)
                                     =====    =====      =====   =====

REVENUES

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2 "Software Revenue Recognition." The Company generates revenues primarily from licensing the rights to its software products to end-users and, to a lesser extent, from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support ("maintenance") performed for customers who license its products. Prior to 1998, the Company's revenue recognition policy was in accordance with the provisions of the previous authoritative guidance provided by SOP 91-1, "Software Revenue Recognition."

     Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional purchase order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations and collection of the receivable is probable.

     Revenues from maintenance service are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to customers.

     The Company uses the percentage of completion method to account for large custom development contracts. Under this method, the Company recognizes revenues and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis.

     Consulting and training revenues are generally recognized as the services are performed. Consulting services are typically performed under separate service agreements and are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation and deployment of the Company's products and do not include significant customization or development of the underlying software code.

Total Revenues

     Total revenues increased 84% from $7.1 million for the three months ended September 30, 1997 to $13.0 million for the three months ended September 30, 1998. Total revenues increased 100% from $17.0 million for the nine months ended September 30, 1997 to $34.0 million for the nine months ended September 30, 1998. Geographically, revenues derived from sales outside North America accounted for 4% and 21% of total revenues for the nine months ended September 30, 1997 and 1998, respectively. The Company plans to expand its international operations by hiring additional personnel, recruiting international resellers and establishing additional operations abroad, and accordingly, the Company anticipates that international revenues will increase in absolute dollars and as a percentage of total revenues during 1998 and 1999.

     In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. The Company improved the mix of revenue for the three months ended September 30, 1998, with the four largest customers during the quarter accounting for approximately $4.4 million or 34% of revenue, the largest of which was $1.2 million. This represents significant improvement compared to last year when the revenue from the four largest customers accounted for 52% of revenue for the three months ended September 30, 1997. In addition, two of the four largest customers this quarter entered into contracts which include purchase commitments that will be recorded as revenue in future periods. Throughout 1998, the Company has made significant improvement in customer concentration percentages. This is reflected in the fact that year to date revenue from the largest four customers represented less than 30% of revenue in 1998 compared to over 60% for the same nine month period in 1997. See "Certain Factors That May Affect Our Business".

License Revenues

     License revenues increased 98% from $4.9 million for the three months ended September 30, 1997 to $9.8 million for the three months ended September 30, 1998, representing 70% and 75% of total revenues in the respective periods. License revenues increased 142% from $10.6 million for the nine months ended September 30, 1997 to $25.6 million for the nine months ended September 30, 1998, representing 63% and 76% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of the Company's product offerings, continued enhancement and increasing breadth of the Company's product offerings, expansion of the Company's sales and marketing organization and sales to new industry segments. The increase in license revenues as a percentage of total revenues reflected the Company's continued focus on the product side of its business and the increased use of third-party consulting firms and systems integrators to provide implementation services to its customers.

Services and Maintenance Revenues

     Services and maintenance revenues increased 52% from $2.1 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998, representing 30% and 25% of total revenues in the respective periods. Services and maintenance revenues increased 30% from $6.4 million for the nine months ended September 30, 1997 to $8.3 million for the nine months ended

September 30, 1998, representing 37% and 25% of total revenues in the respective periods. The increase in services and maintenance revenues was primarily the result of an increase in demand for consulting services and customer support and increases in maintenance revenues from a larger installed product base. The decrease in services and maintenance revenues as a percentage of total revenues was primarily due to the Company's focus on building the product side of the business and building successful partnering relationships with third-party service providers to provide services.

COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues increased from $131,000 for the three months ended September 30, 1997 to $507,000 for the three months ended September 30, 1998, representing 2% and 4% of total revenues for the respective periods. Cost of license revenues increased from $360,000 for the nine months ended September 30, 1997 to $1.3 million for the nine months ended September 30, 1998, representing 2% and 4% of total revenues for the respective periods. The increase in cost of license revenues in absolute dollars for the three and nine months ended September 30, 1998 was primarily a result of higher royalty fees paid to third-party software vendors because of a higher level of sales of third-party software incorporated in the solutions sold by the Company as compared to the similar period in the prior year. Although the Company does not expect revenues and costs from the distribution of third-party software to be significant in future periods, period-to-period fluctuations in the level of such revenues may occur and the Company's gross margins and results of operations could be materially adversely affected.

Cost of Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as costs paid to third party consulting firms for those services. Cost of services and maintenance revenues increased 75% from $1.2 million for the three months ended September 30, 1997 to $2.1 million for the three months ended September 30, 1998, representing 17% and 16% of total revenues for the respective periods. Cost of services and maintenance revenues increased 58% from $3.3 million for the nine months ended September 30, 1997 to $5.2 million for the nine months ended September 30, 1998, representing 19% and 15% of total revenues for the respective periods. The increase in absolute dollars reflected the increased costs associated with the higher levels of services and maintenance revenues during the three months and nine months ended September 30, 1998. The decrease as a percentage of total revenues, for the three months ended September 30, 1998, was primarily a result of the fact that license revenues were growing more rapidly than service and maintenance revenues. The higher percentage of cost of services and maintenance revenues as a percentage of total revenues for the nine months ended September 30, 1997 reflected the cost of hardware components related to system integration arrangements during that period. The Company did not have a significant hardware component in the nine months ended September 30, 1998.

     The gross margin on services and maintenance revenues was 45% and 35% for the three months ended September 30, 1997 and 1998, respectively. The services and maintenance gross margin was 48% and 38% for the nine months ended September 30, 1997 and 1998, respectively. This decrease in the services and maintenance margin reflected the investment made during the respective periods in expanding the Company's customer support organization to support the growing customer base and the impact on productivity related to the integration of the r3 consulting organization during the third quarter.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses increased from $3.5 million and $7.5 million for the three and nine months ended September 30, 1997 to $7.3 million and $18.3 million for the comparable periods in 1998. Sales and marketing expenses represented 50% and 44% of total revenues for the three and nine months ended September 30, 1997, compared to 56% and 54% for the comparable periods in the current fiscal year.

     These increases in absolute dollars and as a percentage of total revenues were primarily the result of costs associated with the expansion of the Company's sales and marketing organization, both domestically and internationally. The Company has continued its strategy of investing in hiring and training its direct sales organization in anticipation of future market growth, and investing in marketing efforts in support of new products launches.

Research and Development

     Research and development expenses increased from $1.7 million and $3.8 million for the three and nine months ended September 30, 1997 to $3.7 million and $9.0 million for the comparable periods in 1998. Research and development expenses represented 24% and 22% of total revenues for the three and nine months ended September 30, 1997, compared to 28% and 27% for the comparable periods in 1998.

     The increased investment in research and development expenses in absolute dollars and as a percentage of total revenues primarily reflected higher expenses related to increased staffing of software engineers and contractors. These employees were added in connection with the continuing expansion and enhancement of the Company's product offerings and commitment to quality assurance and testing. In addition, the Company's acquisition of r3 in June 1998 increased the size of the Company's research and development team. The Company believes that it must continue to invest in research and development in order to maintain its technological leadership position and, thus, expects research and development expenses to continue to increase in absolute dollars as it hires additional experienced security experts and software engineers.

General and Administrative

     General and administrative expenses increased from $1.0 million and $2.5 million for the three and nine months ended September 30, 1997 to $1.4 million and $3.6 million for the comparable periods in 1998. General and administrative expenses represented 15% of total revenues for each of the three and nine months ended September 30, 1997, compared to 10% and 11% for the comparable periods in 1998. The increase in general and administrative expenses in absolute dollars reflected the Company's continued investment in increased staffing and related expenses for the enhancement of the infrastructure required to support the Company's growth.

Acquired In-process Research and Development and Goodwill Amortization

     On June 8, 1998, the Company completed the acquisition of r3, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. In connection with the acquisition, the Company obtained an appraisal of the intangible assets. This appraisal resulted in $20.2 million of the purchase price being allocated to in-process research and development that has not yet reached technological feasibility and has no alternative future use. This amount was expensed in the nine months ended September 30, 1998. The Company has also recorded $178,000 of amortization with respect to the goodwill that arose as a result of this acquisition in the three months and nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company utilized cash of $1.8 million for operating activities during the nine months ended September 30, 1998. This cash outflow was primarily a result of the net loss (after adjusting for the non-cash write-off of the acquired in-process research and development), an increase in accounts receivable, and a decrease in the amounts due to the related party. These outflows were partially offset by the increases in accounts payable, accrued liabilities, and deferred income. The average days sales outstanding increased from 80 days at December 31, 1997 to 85 days at September 30, 1998. For purposes of calculating average days sales outstanding, the Company divides ending accounts receivable by the current quarter's revenues and multiplies this amount by 90 days. The increase in days sales outstanding was primarily attributable to an increase in the number of license transactions closing at quarter end. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by the expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the nine months ended September 30, 1998, the Company invested $30.7 million in short-term investments (net of $21.5 million of dispositions of short-term investments), invested $4.4 million in the acquisition of r3, and invested $1.3 million in property and equipment. The property and equipment investments were primarily computer hardware and leasehold improvements to support the growing organization.

     Cash provided by financing activities for the nine months ended September 30, 1998, was primarily the net proceeds from the issuance of Common stock as a result of the Company's initial public offering of $79.1 million. This was partly offset by cash used in the repayment of long-term debt in the amount of $1.4 million.

     As of September 30, 1998, the Company's principal sources of liquidity were its cash and short-term investments of $82.8 million. The Company believes that cash flows from operations, existing cash and cash equivalents and short-term investments will be sufficient to meet its needs for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

POTENTIAL FLUCTUATION AND UNCERTAINTY OF QUARTERLY OPERATING RESULTS

     The Company's quarterly revenues and operating results have varied substantially and may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's licensing transactions; the market acceptance of new products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from licenses and services and maintenance; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; and fluctuations in economic and financial market conditions. The timing, size and nature of individual licensing transactions are important factors in the Company's quarterly results of operations. Transactions for the Company's PKI solution often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycle associated with these transactions is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles and customers' internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all.

     Estimating future revenues is difficult because the Company ships its products soon after an order is received and as such does not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, the Company historically has recorded 60% to 80% of its total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. The Company expects that this concentration of revenues which is, in part, attributable to the tendency of certain customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue for the foreseeable future.

     The Company's expense levels are based, in significant part, on its expectations as to future revenues and are largely fixed in the short term. As a result, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to the Company's expectations would have an immediate and material adverse effect on the Company's financial condition and results of operations for that quarter. In addition, the Company plans to increase operating expenses to expand its research and development, managerial, finance, sales and marketing and service and support organizations. The timing of such expansion and the rate at which new personnel become productive could cause material fluctuations in quarterly and annual results of operations.

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that results in any particular quarter are not necessarily indicative of future performance. Future revenues and results of operations may vary substantially from quarter to quarter. In future quarters, the Company's results of operations may be below the expectations of public market analysts and investors. In either case, the price of the Company's Common stock could be materially adversely affected.

RISKS ASSOCIATED WITH THE INFORMATION SECURITY MARKET

     The market for the Company's PKI solution is at an early stage of development. A decline in demand for the Company's products, whether as a result of competition, technology change, the public's perception of the need for security products, developments in the hardware and software environments in which these products operate, general economic conditions or other factors, could have a material adverse effect on the Company's business, financial condition or results of operations. Continued growth of this market will depend, in large part, upon the continued expansion of Internet usage and in the number of organizations adopting or expanding intranets and extranets, the ability of their respective infrastructures to support an increasing number of users and services, the public recognition of the potential threat posed by computer hackers and other unauthorized users and the continued development of new and improved services for implementation across private and public networks.

     In addition, a well-publicized actual or perceived breach of network or computer security at one of the Company's customers, regardless of whether such breach is attributable to the Company's products, or any significant advance in techniques for decoding or "cracking" encrypted information could adversely affect the market's perception of the Company and the Company's products, and could have an adverse effect on the Company's business, financial condition or results of operations.

COMPETITION

     The Company's products are targeted at the new and rapidly evolving market for PKI solutions. Although the competitive environment in this market has yet to develop fully, the Company anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

     Because of the broad functionality of its PKI solution, the Company competes with vendors offering a wide range of security products and services. The Company competes with companies offering commercial certification authority products and services, such as VeriSign, GTE Cybertrust Solutions, Baltimore Technologies and IBM in the market for issuing and maintaining digital certificates for use on public and private networks. In addition, the Company expects to compete with established companies, such as Security Dynamics and Network Associates, which have each announced their intention to introduce PKI products that would be integrated with their other security offerings, as well as Microsoft, which has announced its intention to offer a certificate server product building on its existing security framework in the near future. In addition, other major networking vendors could, in the future, bundle digital certificates with their product offerings. The Company expects that competition from established and emerging companies in the financial and telecommunications industries will also increase in the near term, and that certain of the Company's primary long-term competitors may not yet have entered the market. Increased competition could result in pricing pressures, reduced margins or the failure of the Company's products and services to achieve or maintain market acceptance, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT AND SERVICE INTRODUCTIONS

     The emerging market for network security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of this market and its rapid evolution will require the Company to improve the performance, features and reliability of its products and services, particularly in response to competitive offerings, and to be first to market with new products and services or enhancements to existing products and services. The failure of the Company to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

INDUSTRY REGULATION

     Certain of the Company's products are subject to export controls under laws of the U.S., Canada and other countries, and the Company believes that it has obtained all necessary export approvals. There can be no assurance, however, that the list of products and countries for which exports are restricted, and the regulatory policies with respect thereto, will not be revised from time to time. The inability of the Company to obtain required government approvals under these regulations could materially adversely affect the ability of the Company to sell products abroad or make products available for sale via international computer networks such as the Internet. Furthermore, U.S. governmental controls on the exportation of encryption products and technology may in the future restrict the ability of the Company to freely export some of its products with the most powerful information security encryption technology. The Company is currently authorized under exemptions contained in an interim U.S. export procedure to export products with encryption technology that is more powerful than would be permitted in the absence of such authorization or interim procedure. There can be no assurance that the interim procedure, which expires on December 31, 1998, will be extended or that, if extended, the Company will continue to meet the qualifications for exemption thereunder. Furthermore, there can be no assurance that export versions of the Company's products will be sought by foreign customers. As a result, foreign competitors subject to less stringent export controls on their products may be able to compete more effectively than the Company in the global information security market. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

MANAGEMENT OF GROWTH

     The Company is currently experiencing rapid growth that is placing a significant strain on its management and other resources. The Company's business has grown significantly in size and complexity over the past three years. The growth in the size and complexity of the Company's business as well as its customer base has placed, and is expected to continue to place, a significant strain on the Company's management and operations. In addition, certain of the Company's senior management have had limited experience in managing publicly traded companies. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new development, managerial, finance, sales and marketing and support personnel. The Company may not be successful at hiring or retaining such personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. The Company's personnel, systems, procedures and controls may not be adequate to support its operations. The geographic dispersal of the Company's operations, including the separation of its headquarters in Richardson, Texas, from its research and development facility in Ottawa, Canada, may make it more difficult to manage the Company's growth.

YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for a given year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results

     The Company has developed a phased Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. The Company is assessing the capability of its products sold to customers to handle the Year 2000 and has a plan in place to address product issues during 1998.
The costs of this effort are not material and are included in operating costs. The Company believes that its products and systems are Year 2000 Compliant, and thus, the likelihood of a material impact due to problems is remote and expects that the cost of these projects over the next fifteen months will not have a material effect on the Company's business, results of operations or financial condition. The Company continues to respond to customer concerns about prior versions of its products on a case-by-case basis.

     The Company has defined "Year 2000 Compliant" to mean the ability to perform date and time dependent operations between December 31, 1999, and January 1, 2000, without any material, service affecting non-conformances to the accompanying user documentation. This does not, however, mean that the software will be free of all defects, errors or inaccuracies. The definition of Year 2000 Compliant assumes that the Company products receive accurate and correctly formatted date and time information from the underlying operating system, firmware, hardware and any other software with which the Company's products interact. Year 2000 Compliance also assumes that the Company's customers continue to contract for maintenance and support in respect of the Company's products. The Company has not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into its products, but is seeking assurances from its vendors that licensed software is Year 2000 Compliant. The Company believes that due to the relatively small third-party component, the likelihood of a material impact is remote. The Company has not tested its products on all platforms or all versions of operating systems that it currently supports and has advised its customers to verify that their platforms and operating systems support the transition to the year 2000.

     The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has initiated an assessment of its material internal IT systems and expects to complete that assessment and testing in 1998. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compliant. The Company is obtaining these assurances in writing from published vendor materials and expects this activity to be completed in 1998. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems (such as the failure of infrastructure service, electricity, phone service, water support, etc.). The Company is preparing a contingency plan for addressing its most reasonably likely worst case scenario and any unanticipated system failures which it anticipates completing by mid-1999.

     The Company does not currently have any information concerning the Year 2000 Compliance status of its customers. As is the case with other similarly situated software companies, if the Company's current or future customers fail to achieve Year 2000 Compliance, its business, results of operations, or financial condition could be materially adversely affected. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 Compliance. These expenditures may result in reduced funds being available to implement the infrastructure needed to conduct trusted and secure communications and commerce over public and private networks or to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of the Common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or propriety rights, conditions and trends in the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. The public equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies as a group but have been unrelated to the performance of particular companies. These broad market fluctuations, as well as shortfalls in sales or earnings as compared with securities analysts' expectations, changes in such analysts' recommendations or projections and general economic and market conditions, may materially and adversely affect the market price of the Common stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds.

     On August 21, 1998, the Company closed an initial public offering of its Common Stock, $.01 par value (the "Offering"). The managing underwriters in the Offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, NationsBanc Montgomery Securities LLC, UBS AG, acting through its subsidiary, Warburg Dillon Read LLC, and their respective foreign affiliates (the "Underwriters"). The shares of Common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-57275) (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on August 17, 1998.

     On August 17, 1998, the Company commenced the Offering. The Offering terminated on August 17, 1998 after the sale of all securities registered pursuant to the Registration Statement. For the account of the Company (a) 5,400,000 shares of Common stock were registered pursuant to the Registration Statement; (b) the aggregate offering price of the amount registered was $86,400,000; (c) the amount sold pursuant to the Offering was 5,400,000 shares of Common stock; and (d) the aggregate offering price of the amount sold was $86,400,000, at $16 per share. For the account of the Selling Shareholders in the Offering (a) 3,531,667shares of Common stock (including 1,165,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were registered pursuant to the Registration Statement; (b) the aggregate Offering price of the amount registered was $56,506,672; (c) the amount sold pursuant to the Offering was 3,531,667 shares of Common stock; and (d) the aggregate Offering price of the amount sold was $56,506,672, at $16 per share.

     The Company paid an aggregate of $6,048,000 in underwriting discounts and commissions. In addition, the following table sets forth the expenses incurred in connection with the Offering, other than underwriting discounts and commissions. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

                Registration, Filing & Application Fees   $  168,808
                Legal Fees and Expenses..................    538,802
                Accounting Fees and Expenses.............    282,768
                Road Show Expenses.......................    263,046
                Miscellaneous............................      1,061
                                                          ----------
                                                          $1,254,485
                                                          ==========

     After deducting the underwriting discounts and commissions and the Offering expenses described above, the net proceeds to the Company from the Offering were approximately $79,097,515.

     As of September 30, 1998, approximately $300,000 of the net proceeds of the Offering had been used to fund working capital, with the remainder having been invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital including product development and the possible acquisition of additional businesses and technologies that are complementary to the current or future business of the Company. None of the proceed amounts were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 7, 1998, the Company held a Special Meeting of Stockholders. The meeting involved the re-election of the Company's then current directors: David
D. Archibald; F. William Conner, Frank A. Dunn; Robert S. Morris and John A.
Ryan.

     The following sets forth a description of each matter voted on and the votes cast:

     1) A proposal to amend the Company's Articles of Incorporation, to (i) increase the number of authorized shares of the Company's Series A Common stock, $.01 par value per share ("Series A Common stock"), from 15,000,000 to 100,000,000, (ii) increase the number of authorized shares of the Company's Preferred stock, $.01 par value per share, from 500,000 to 5,000,000, (iii) increase the number of authorized shares of the Company's Special Voting stock, $.01 par value per share, from 2,500,000 to 15,000,000, and (iv) take certain actions with respect to the Maryland Business Combination Act and the "control share acquisition" statute.

     2) A proposal to amend and restate the Company's Bylaws.

        For the above-referenced matters (1) and (2), the votes were cast as follows:

        (i) Series A Common stock 5,366,879 For 0 withheld 1,240 abstentions and 0 broker non-votes
        (ii) Series B Common stock 220,052 For 0 withheld 0 abstentions and 0 broker non-votes
        (iii) Series B Non-Voting Common stock 38,948 For 0 withheld 0 abstentions and 0 broker non-votes
        (iv) Special Voting stock 1,925,000 For 0 withheld 0 abstentions and 0 broker non-votes

     3) A proposal to further amend and restate the Company's Articles of Incorporation, as to (i) reclassify the Series A Common stock as Common stock, $.01 par value per share ("Common stock"), (ii) amend the provisions relating to the indemnification of, and limitation on liability of, officers and directors of the Company and (iii) provide that, upon the closing of the Company's initial public offering of Common stock, the Company will have a staggered Board of Directors.

        For the above-referenced matter (3), the votes were cast as follows:

        (i) Series A Common stock 5,367,736 For 0 withheld 383 abstentions and 0 broker non-votes
        (ii) Series B Common stock 220,052 For 0 withheld 0 abstentions and 0 broker non-votes
        (iii) Series B Non-Voting Common stock 38,948 For 0 withheld 0 abstentions and 0 broker non-votes
        (iv) Special Voting stock 1,925,000 For 0 withheld 0 abstentions and 0 broker non-votes

     4) A proposal to adopt and approve the Company's Amended and Restated 1996 Stock Incentive Plan.

        For the above-referenced matter (4), the votes were cast as follows:

        (i) Aggregate of shares present, represented, and entitled to vote at the meeting, 16,090,532 For 0 withheld 4,667 abstentions and 0 broker non-votes

     5) A proposal to ratify the selection of Deloitte & Touche Chartered Accountants as the Company's auditors for fiscal 1998.

        For the above-referenced matter (5), the votes were cast as follows:

        (i) Aggregate of shares present, represented, and entitled to vote at the meeting, 15,904,536 For 0 withheld 190,663 abstentions and 0 broker non-votes

     6) A proposal to adopt a resolution ratifying and approving all prior actions of incorporators, stockholders, directors and officers of the Company.

        For the above-referenced matter (6), the votes were cast as follows:

        (i) Aggregate of shares present, represented, and entitled to vote at the meeting, 15,890,275 For 0 withheld 204,924 abstentions and 0 broker non-votes

     7) A proposal to re-elect the current Directors of the Company.

        (i)   David D. Archibald
        (ii)  F. William Conner
        (iii) Frank A. Dunn
        (iv)  Robert S. Morris
        (v)   John A. Ryan

        For each of the above-referenced individuals (i) through (v), the votes were cast as follows:

        (i) Aggregate of shares present, represented and entitled to vote 15,693,959 For 1,240 withheld 0 abstentions and 0 broker non-votes

     On August 4, 1998, the Company held a Special Meeting of Stockholders. The following sets forth a description of each matter voted on and the votes cast:

        (1) A proposal to adopt and approve the Company's 1998 Employee Stock Purchase Plan.

        For the above-referenced matter (1), the votes were cast as follows:

        (i) Series A Common stock 21,441,640 For 0 withheld 3,428 abstentions and 0 broker non-votes
        (ii) Series B Common stock 151,052 For 0 withheld 0 abstentions and 0 broker non-votes
        (iii) Special Voting stock 7,700,000 For 0 withheld 0 abstentions and 0 broker non-votes

        2) A proposal to adopt and confirm an amendment to the Company's Amended and Restated 1996 Stock Incentive Plan.

        For the above-referenced matter (2), the votes were cast as follows:

        (i) Series A Common stock 21,429,600 For 0 withheld 15,468 abstentions and 0 broker non-votes
        (ii) Series B Common stock 151,052 For 0 withheld 0 abstentions and 0 broker non-votes
        (iii) Special Voting stock 7,700,000 For 0 withheld 0 abstentions and 0 broker non-votes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

LIST OF EXHIBITS

     27  Financial Data Schedule


REPORTS ON FORM 8-K:

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENTRUST TECHNOLOGIES INC.
                                          -------------------------
                                                 (Registrant)

Dated: November 13, 1998



                                          /s/ Michele L. Axelson
                                          -------------------------------------
                                          Michele L. Axelson
                                          Senior Vice President
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                           ENTRUST TECHNOLOGIES INC.

                               INDEX TO EXHIBITS



EXHIBIT       DESCRIPTION                                                   PAGE
-------       -----------                                                  -----

27            Financial Data Schedule (available in EDGAR format only)