Form 10-K405
period 1998-12-31
ENTRUST TECHNOLOGIES INC
filed 1999-03-30
CIK 1031283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-K

                          FOR ANNUAL AND TRANSITION
                 REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     (Mark one)

               [X]  Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

               [_]  Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER 000-24733
                       _________________________________

                           ENTRUST TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)

         MARYLAND                                          62-1670648
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

                       ONE PRESTON PARK SOUTH, SUITE 400
                            4975 PRESTON PARK BLVD.
                                PLANO, TX 75093
              (Address of principal executive offices & zip code)
      Registrant's telephone number, including area code: (972) 943-7300

  Securities registered pursuant to Section 12(b) of the Act:  none

  Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                               $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on March 23, 1999, as reported on the Nasdaq National Market, was approximately $390,000,000 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

     The number of shares outstanding of the registrant's common stock as of March 23, 1999 was 43,327,156. The number of shares outstanding of the registrant's special voting stock as of March 23, 1999 was 5,157,289.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered with the Notice of Annual Meeting of Stockholders to be held May 5, 1999 are incorporated by reference into Part III of this Form 10-K.

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS



PART I.                                                                                             Page
                                                                                                    ----
Item 1.     Business............................................................................       3
Item 2.     Properties..........................................................................      14
Item 3.     Legal Proceedings...................................................................      14
Item 4.     Submission of Matters to a Vote of Security Holders.................................      15
            Executive Officers and Directors of the Registrant..................................      15

PART II.                                                                                            Page
                                                                                                    ----
Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters................      16
Item 6.     Selected Financial Data.............................................................      16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................      17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..........................      29
Item 8.     Financial Statements and Supplementary Data.........................................      30
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..........................................................................      30

  PART III.                                                                                         Page
                                                                                                    ----
Item 10.    Directors and Executive Officers of the Registrant..................................      31
Item 11.    Executive Compensation..............................................................      31
Item 12.    Security Ownership of Certain Beneficial Owners and Management......................      31
Item 13.    Certain Relationships and Related Transactions......................................      31

  PART IV.                                                                                          Page
                                                                                                    ----
Item 14.    Exhibits, Financial Statements and Reports on Form 8-K..............................      32

SIGNATURES......................................................................................      33

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among other things, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward looking statements. Our actual results could differ significantly from those anticipated in these forward looking statements as a result of certain factors, including those set forth below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", and "-- Certain Factors that May Affect Our Business" and elsewhere in this report. You should also carefully review the risks outlined in other documents that we file from time-to-time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in 1999.

     Entrust is a registered trademark, and Entrust-Ready, the Entrust design (Elmer), Entrust/Authority, Entrust/Admin, Entrust/Directory, Entrust/Entelligence, Entrust/Web Connector, Entrust/Commerce CA, Entrust Commerce Connector, Entrust/VPN Connector, Entrust/Lite, Entrust/Solo, Entrust/ICE, Entrust/Express, Entrust/Direct, Entrust/Client, Entrust/Engine, Entrust/TrueDelete, Entrust/Unity, Entrust/Timestamp, Entrust/Toolkit, Entrust/PKI, Entrust InSource, Entrust Worldwide, Entrust Partner and Entrust SecureSummit are trademarks or service marks, of Entrust Technologies Limited, a majority-owned subsidiary of Entrust Technologies Inc. Other trademarks and service marks used in this Form 10-K are the property of their respective owners.


                                    PART I.

ITEM 1.    BUSINESS

     Entrust Technologies' public-key infrastructure (PKI) solutions provide enterprises with the ability to more effectively manage trusted, secure electronic communications and transactions over today's advanced networks, including the Internet, extranets and intranets. Since its initial release in 1994, Entrust software has been licensed for use in more than 700 global enterprises, government entities and financial institutions.

Industry Background

     The widespread adoption in recent years of public and private networks has revolutionized the manner in which organizations communicate and conduct business. These advanced networks provide an attractive medium for communications and commerce because of their global reach, accessibility, use of open standards and ability to permit interactions on a real-time basis. Proliferation of these networks has facilitated the storage, analysis and communication of critical information within and between organizations. At the same time, they have afforded businesses a user-friendly, low-cost way to conduct a wide variety of commercial functions electronically. Today, organizations are increasingly utilizing these networks to access new markets, improve customer service and streamline business processes through applications such as e-mail, e-forms, Web browsing, remote access, virtual private networks, intranet-based applications, on-line customer support, and supply-chain management applications.

     Need For Secure Transactions

     The very openness and accessibility that have stimulated the adoption and growth of public and private networks create threats to the privacy and integrity of information that is transmitted across or stored on them.
According to a 1997 industry survey, 70% of consumers and businesses surveyed cited security concerns as the principal impediments to a broader use of the Internet for commercial applications. Key consumer security concerns include merchant impersonation, fraud and the risk that third parties may intercept and use personal information such as credit card numbers, all of which may inhibit the broader adoption of electronic commerce. Businesses relying on public and private networks for internal communications risk the theft, loss, alteration or dissemination of confidential data, loss of reputation and economic loss through fraud. Threats to corporate data security arise both from external sources such as competitors and computer hackers, as well as internal sources, such as curious or disgruntled employees and contractors. According to a recent FBI report, among U.S. enterprises reporting that they had experienced computer security breaches, the average financial losses from internal breaches were significantly higher than the losses sustained from external breaches. These business risks have driven the demand for effective and robust network and information security products.

     The security risks associated with communications and commerce over public and private networks have accentuated the need for information security solutions that address the five critical network security needs:

Access Control--Only authorized users should access, view or modify certain data

Confidentiality--Data in transit over the network or in storage should not be disclosed to unauthorized persons

Integrity--Data should not be altered or compromised by unauthorized manipulation

Authentication--The identity of the data sender should be verified

Non-Repudiation--The sender of a transmission should not be able to deny or repudiate the transmission

     A wide range of products and services has been introduced to address one or more of these five critical network security needs. For example, access control is provided by products such as firewalls and password tokens, which limit network access only to users having recognized addresses or entering recognized passwords, but are limited in their flexibility and do not address such requirements as confidentiality, integrity, authentication and non-repudiation. Encryption devices and programs provide confidentiality, but are device-dependent and do not address issues of access control, integrity, authentication and non-repudiation. The lack of flexibility and scalability inherent in these solutions has led to the development of public-key encryption and digital certification systems combined in a public-key infrastructure, which can address all five critical network security needs.

     Public-Key Security

     A public-key infrastructure uses encryption algorithms in combination with authentication and verification technology offered by digital certificates to provide the user with a secure and reliable means of communicating and effecting transactions over public and private networks.

     Public-Key Encryption. Digital messages are encrypted and decrypted using a
     ---------------------
cipher or key. Public-key encryption systems assign each user a pair of linked keys: a "public" key, which the user provides to others, and a "private" key, which the user keeps secret. A user wishing to send a secure transmission encrypts the transmission using the recipient's public key. To decode the transmission, the recipient uses a private key that is uniquely able to decode messages encoded with his or her corresponding public key. Thus, the successful exchange of encrypted messages using a public key system requires that message senders have the public keys for all recipients to whom they desire to send messages, and that the recipients decode messages with their own private keys. Public-key encryption provides a high level of data security, and thus addresses an enterprise's need for confidentiality of electronic transmissions. However, because encryption alone does not give the recipient of a message any information about the sender or ensure that a message is not altered en route, the requirements for access control, integrity, authentication and non-repudiation are not satisfied.

     Digital Certification. The ability to ensure access control, authentication
     ---------------------
and non-repudiation of digital transmissions can be achieved with digital certification systems, which enable a recipient to verify that a message originates from the expected sender. These systems use public and private keys to create digital signatures. These signatures are encoded using the sender's private key. Upon receipt of the message, the recipient obtains a copy of the sender's public key, which verifies that the message originated from the expected sender. Digital certificates thus function as electronic passports that not only authenticate their owners' identities and verify their owners' membership in certain organizations, but also establish their owners' authority to engage in a given transaction. Digital signature and certification technology also ensures the integrity of a message by enclosing an encrypted summary or "hash" of the message with the sender's digital signature. When the signature and hash are decrypted using the sender's public key , the system can automatically detect whether the message was altered since it was signed.

     Market Acceptance of Digital Certification. Because of its security
     ------------------------------------------
benefits, digital certification has gained significant market acceptance, particularly in sectors in which information security is critical, such as government, finance, health care and telecommunications. Industry sources believe that by 2000 digital certificates will be nearly as widely adopted by the general public as e-mail is today. At least 40 U.S. states, as well as the U.S. and Canadian governments and the European Union, have adopted or are considering digital signature statutes that recognize the legal validity of digitally signed documents. In addition, the banking industry's Secure Electronic Transaction (SET) standard for Internet credit card purchases, as well as the Internet secure packet transmission standard (IPsec) adopted by most firewall, routing and access vendors, depend on digital certification.

     Need For a Public-Key Infrastructure

     The increasing acceptance of digital certificates has given rise to numerous products and services that issue digital certificates or that are able to work with digital certificates. However, the mere issuance of digital certificates does not ensure that a user's access is properly monitored, that privileges associated with access are accurately and currently defined, or that the certificates in question have not been withdrawn or replaced. Indeed, the proliferation of users and certificates greatly complicates management of these issues, which are critical to maintaining an effective security environment across and between enterprises. To address these needs, enterprises must have a robust public-key infrastructure that supplements certificate issuance functions with full life cycle management of public and private keys, including issuance, authentication, storage, retrieval, backup, recovery, updating and revocation, in an easy-to-use, cost-effective manner.

     Moreover, unless digital certificates and private keys can be easily utilized on a consistent and reliable basis across multiple applications (such as e-mail, browser, electronic commerce, electronic forms and remote access), organizations will face the challenge and cost of maintaining a separate security infrastructure for each application, requiring separate keys and certificates, multiple passwords and inconsistent or incomplete security implementations. Furthermore, any PKI must be able to support an enterprise's security requirements as the enterprise grows, business functions are altered and underlying IT technologies evolve. To be effective, a public-key infrastructure must be able to accommodate a large number of users and integrate diverse computing resources into a consolidated, reliable and secure computing environment that meets the five critical network security needs of access control, confidentiality, authentication, integrity and non- repudiation. Achievement of these goals requires a highly functional and flexible public-key infrastructure for the management of network security features across an enterprise and between organizations.

The Entrust Solution

     Entrust Technologies develops, markets and distributes a comprehensive public-key infrastructure solution that enables enterprises to effectively manage secure communications and transactions across a wide range of applications. The Entrust PKI solution addresses the five critical network security needs of enterprises and allows for consistent enterprise-wide security policy management, enabling any enterprise to establish its own flexible, highly reliable PKI. Entrust also offers users encryption functionality and full digital signature and certification management in a single, easy-to-use, integrated and automated solution. Among the benefits offered by Entrust's PKI solution are:

     Comprehensive Functionality. We believe that we are the only provider of a
     ---------------------------
comprehensive PKI solution offering the functionality necessary for the full life cycle management of keys and digital certificates including: certificate issuance, certificate authentication, key storage and backup, key retrieval and recovery, certificate updating, certificate revocation and cross-certification of PKIs.

     Multiple Certificate Types. The Entrust PKI supports multiple certificate
     --------------------------
types and configurations, including enterprise certificates that can be used across multiple applications, Web certificates for secure Web transactions, electronic commerce certificates supporting secure credit card transactions using the SET standard and certificates for communications technologies such as VPNs.

     Open, Versatile Platform. The Entrust PKI enables secure transmissions
     ------------------------
across a wide range of computing platforms (including Windows NT and UNIX servers and Windows, UNIX, Macintosh and JAVA clients), enterprise applications (including e-mail, browser, electronic commerce, electronic forms and remote access), network infrastructure (including firewalls, network operating systems and directories), and open industry standards (such as the lightweight directory access protocol ("LDAP"), PKIX, and PKCS 11).

     Highly-Scalable Architecture. Entrust products employ a distributed
     ----------------------------
computing architecture and directory management techniques that make them highly scalable. We believe that our PKI solution can be configured to handle millions of simultaneous users.

     Ease Of Use.  Entrust products automatically enable complex certification
     -----------
and key recovery functions without user interaction; most functions are initiated using simple point and click graphical interfaces and are accessed via a single user login.

     Reduced Cost Of Ownership.  Because the Entrust PKI's comprehensive
     -------------------------
functionality reduces duplication of personnel, its ease of use simplifies training, and its ability to interact with a wide variety of platforms and applications avoids the need to purchase multiple security systems, the Entrust PKI enables enterprises to significantly reduce overall costs for addressing security requirements.

Strategy

     Our objective is to maintain and enhance our position as the leading provider of comprehensive PKI solutions. Key elements of our strategy to achieve this objective include the following:

     Maintain Product Leadership. Entrust's PKI solution has been deployed
     ---------------------------
commercially through multiple versions for over four years. Our technological leadership is attributable in large part to our research and development team, which includes researchers with international reputations in their fields. We intend to maintain and enhance our technological leadership in the PKI solutions market by continuing to invest in product research and development, to extend the functionality and interoperability of our products, and to participate actively in industry standards-setting organizations.

     Target Large Customers. We target our sales and marketing activities at
     ----------------------
Global 2000 organizations and large governmental entities having significant requirements for comprehensive PKI solutions and the resources to deploy them broadly. To address this market, we maintain an experienced direct sales force and an active marketing program targeted at large organizations. We are expanding our sales force to address our target market more fully, and we are supplementing our sales force with a services capability to facilitate implementation and deployment of products by large organizations.

     Target Vertical Markets Offering Broad Deployment Opportunities. We target
     ---------------------------------------------------------------
organizations in the government, finance, health care, telecommunications and large manufacturing sectors, which have thousands of customers, subscribers and service recipients who will, directly or indirectly, benefit from the secure communications and transactions enabled by Entrust's PKI solution. We believe that the successful implementation of our PKI solution within these selected vertical markets will enable us to leverage the adoption of our products by such organizations to include their customers, subscribers and service recipients.

     Promote Brand Awareness. Our goal is to equate our brand name with trusted
     -----------------------
enterprise security. We undertake a variety of activities to promote the recognition of our brand identity and products, including the promotion and sponsorship of industry groups and conferences such as the Entrust Secure Summit in June 1999. We also promote our product standards and architecture by participating actively in numerous industry standards-setting bodies.

     Expand Strategic Relationships.  In order to encourage widespread
     ------------------------------
acceptance of our PKI solution, we have established an Entrust Partner Program which currently includes:

 . VAR and OEM partners, such as Compaq, Check Point Software, Hewlett-Packard, and IBM, which resell our products with their hardware and networking solutions, as well as Check Point Software, Novell, and TimeStep, which bundle our PKI solution with their own software products;

 . consultant and system integration partners, such as PricewaterhouseCoopers, Ernst & Young, and KPMG, which recommend and implement Entrust-Ready solutions as part of their overall service offerings;

 .  development partners, which have introduced more than 90 off-the-shelf
   Entrust-Ready products and applications (e.g., SAP, PeopleSoft, Oracle, Sybase, Nortel Networks, Novell GroupWise, Novell Netware, Axent, Jetform, Shana, etc); and

 . interoperability partners such as Cisco, Shiva (a wholly-owned subsidiary of Intel Corporation), Netscape, Lotus Development, Microsoft and Network Associates, which offer products that utilize the security features of the Entrust PKI solution.

     We intend to continue to invest in and enhance the Entrust Partner Program both to offer complete end-to-end security solutions to our customers and to broaden adoption of our PKI solution across markets and geographic areas.

     Expand Global Presence. We intend to expand our global operations and
     ----------------------
currently have more than 65 employees based in Europe. With our acquisition of r3 Security Engineering AG ("r3") in June 1998, we obtained substantial European research and development expertise for the development of our PKI solution targeted at the European market. We have supplemented our established direct sales and distribution channels through the addition of distribution partners in central and eastern Europe and Japan.

Products and Product Development

     The Entrust PKI solution provides an integrated, open and scalable security framework that addresses an enterprise's data security needs across multiple platforms and applications, including e-mail, browsers, electronic forms, remote access and other product offerings from leading vendors. It also includes robust features (such as support of dual key pairs) that make it well suited for secure electronic commerce applications. The Entrust solution includes:

 . a core PKI solution, which centrally manages and administers an enterprise's security infrastructure;

 . desktop applications that tightly integrate features with Entrust's core PKI and common third-party desktop applications; and

 . application developer toolkits that provide open application programming interfaces (APIs) for the rapid development of Entrust-Ready applications.

     The Entrust core PKI solution comprises software that manages and administers life cycles of keys and digital certificates throughout an enterprise, an LDAP-compliant directory for the storage and retrieval of keys, and application software that enables users to utilize the functions provided by the PKI. The core PKI solution is a powerful and flexible platform for the generation and management of keys and digital certificates, for enterprise users across multiple applications within an organization. Web certificates are available for browsers and servers for transaction authentication. Electronic commerce certificates for secure credit card transactions (using the SET standard) are also available. The core solution is also configured to support the generation of certificates for evolving communications technologies, such as VPNs, and multiple hardware devices, such as smart cards, PC cards, biometric devices and third-party key storage systems.

     Entrust Core PKI Solution

     Our core PKI solution is designed with an open and flexible software architecture that operates on a wide range of client/server enterprise operating system platforms, including Windows NT, HP-UX, Solaris and AIX servers, and Windows, HP-UX, Solaris, AIX, JAVA and Macintosh clients. Our security kernel supports a wide variety of encryption algorithms, including RSA, as well as symmetric and hashing algorithms, allowing customers to select those algorithms best suited for their requirements. The core system uses the industry LDAP standard to interoperate with most other major directory systems, allowing customers to utilize existing directory systems and facilitating access to other directories as required. The system architecture enables us to add functionality as customer needs evolve and grow and allows the core system to support the generation and maintenance of new certificate types easily, responding to technology developments and market pressures. The system's distributed computing architecture and directory management techniques also enable the PKI to be scaled as an enterprise's public-key security needs increase or as users are added to existing infrastructures. We believe that our core PKI solution will be able to handle millions of simultaneous users.

     The initial version of the Entrust PKI was released in 1994, with major upgrades in 1996, 1997, and 1998; historically, the core solution has generated a major portion of our revenues. The next major release of the core PKI, version 5.0, is expected to occur in 1999. The following table lists the products that constitute Entrust's core PKI solution, as well as a brief description and the introduction date of each product.

               PRODUCT NAME                                         DESCRIPTION
               ------------                                         ------------
ENTRUST/AUTHORITY.........................  Provides comprehensive certification authority and key recovery capabilities, among numerous other functions.
ENTRUST/ADMIN.............................  Performs PKI administrative tasks.
ENTRUST ELECTRONIC IDENTITIES.............  Enterprise user "accounts" that authorize use of different types of certificates, including:
  Entrust/Client and Entrust/Engine.......  Enables use of enterprise certificates with multiple enterprise applications.
  Entrust/Web Connector...................  Enables use of digital certificates with popular browsers, such as those offered by Microsoft and Netscape.
  Entrust/Commerce Connector..............  Enables use of digital certificates with standards-based SET wallets, merchant servers and payment gateways.
  Entrust/VPN Connector...................  Enables use of digital certificates in standards-based VPN devices.
  Entrust/Timestamp.......................  Securely establishes the time at which data was digitally signed.

     We license our Entrust/Authority and Entrust/Admin products at a combined list price of $25,000 per server. Entrust offers an LDAP-compliant directory product (from ICL) to enterprises for a list price of $3,000 for installations of up to 1,000 users and $3,000 plus a per-user fee for installations of more than 1,000 users. Enterprise Electronic Identities have a list price of $159 per licensed user, which allows the management of multiple keys and certificates across all Entrust-Ready applications in the enterprise. As a part of our core PKI solution, the enterprise Electronic Identities are offered on a registered-user basis. If an enterprise solution is not required, we also offer customers with specialized security needs the ability to issue Web and electronic commerce certificates at a charge of $2 per certificate. The actual license fees paid by customers vary widely, based on the number of products licensed, registered users, enabled platforms and volume discounts, if any.

     Entrust/Authority. Entrust/Authority is the central component of the
     -----------------
Entrust PKI solution. Entrust/Authority provides the Certification Authority
(CA) function for the Entrust core PKI, and enables an enterprise to create, issue, manage, back-up, update and revoke electronic identities. Entrust/Authority also provides a secure enterprise key recovery system, issues certificate revocation information, and establishes cross-certification relationships with other trusted certification authorities. Key update operations are performed automatically and transparently, minimizing the need for on-going user involvement. A sophisticated audit reporting system monitors all security aspects of Entrust/Authority operations.

     Entrust/Admin. Entrust/Admin provides administrative capabilities to three
     -------------
types of personnel: security officers, Entrust administrators and directory administrators. Through an easy-to-use graphical interface, security officers can define the high-level security policies governing the operation of an Entrust system, such as default lifetimes for encryption and signature key pairs and the frequency with which certificate revocation lists (CRLs) are automatically distributed. Entrust administrators perform the system's day-to-day administrative duties, including creating and deleting user identities, changing users' names, helping users recover lost keys and forgotten passwords, and revoking users' certificates when necessary. Entrust/Admin also allows directory administrators to perform administrative tasks associated with the directory on an automated, high-volume basis.

     Entrust Electronic Identities.  An Entrust Electronic Identity is an
     -----------------------------
individual user's "account" or profile within the PKI. Entrust offers Electronic Identities for full enterprise use, or for more limited Web or electronic commerce use. Each enterprise Electronic Identity can support numerous key pairs and certificates over its lifetime, which may be utilized across multiple Entrust-Ready and other third party applications. Updating of key pairs and certificates is performed automatically and transparently and, therefore,
administrative overhead is reduced.   Entrust's Electronic Identities are
implemented on client-side software that provides an easy-to-use interface enabling users within an Entrust PKI to secure and unsecure files. This software also allows users to specify options (such as file compression) and select cryptographic algorithms while making the complexities of key and certificate management transparent. A Web Electronic Identity enables a user to use certificates with popular Web browsers and Web servers, such as those offered by Netscape and Microsoft. These Web certificates can have lifetimes that span multiple years and do not require renewal on a yearly basis. Electronic Commerce Identities enable secure electronic commerce through the issuance and management of certificates for SET wallets, merchant servers and payment gateways.

     In addition to our enterprise core PKI solution, we also offer an introductory PKI product, Entrust/Solo, which provides individual users with public-key encryption and digital certificate capabilities. Entrust/Solo, which may be downloaded from the Internet, is licensed for $49 for commercial use and for free for non- commercial use.

     Entrust Applications

     Our core PKI solution has been configured to support a wide variety of applications from multiple vendors to enhance our flexibility and usefulness. We have also developed a number of applications in order to meet specific customer demands and facilitate the implementation of the Entrust core PKI solution. These products both complement and interact with the core PKI to offer the user enhanced functionality and increased interoperability with third-party applications, or operate as independent products, offering distinct functionality.

     The following table lists applications that we offer, including a brief description, product pricing and the introduction date for the product.

                                                                                                               INTRODUCTION
       PRODUCT NAME                             DESCRIPTION                                 PRICING                DATE
       ------------                             -----------                                 -------                ----
Entrust/ICE                 Provides security for files and  folders                      $39 per user        March 1997
Entrust/Express             Provides security for popular e-mail applications, such       $39 per user        June 1997
                            as Microsoft's exchange and Outlook products and
                            Qualcomm's Eudora
Entrust/Direct              Provides Entrust's automated key and certificate              $15 per user        September 1997
                            management features to secure Web sessions
Entrust/Unity               Provides Entrust's automated key and certificate              $15 per user        February 1999
                            management features to Netscape and Microsoft
                            products (Microsoft version expected to be released in
                            Q2 1999)
Entrust/TrueDelete          Securely deletes files                                        Bundled with        April 1998
                                                                                          other Entrust
                                                                                          applications
Entrust for SAP R/3         Provides PKI security for SAP systems and applications.                           January 1999
                            Certified by SAP
Entrust for PeopleSoft      Provides PKI security for PeopleSoft systems and                                  January 1999
                            applications.  Certified by PeopleSoft

     Application Developer Toolkit

     Because key and certificate management represents the most difficult aspect of adding security to an application, we have provided the Entrust/Toolkit to enable application developers to make third-party applications Entrust-Ready while keeping the complexities of key and certificate management transparent. The Entrust/Toolkit is a family of open, easy-to-integrate security APIs that provide security services, including full key life cycle management, to a broad range of applications.

     New Product Development

     Entrust devotes significant resources to the development of new and enhanced product functionality to maintain its technology and product leadership. We employ a number of different methods for identifying product extension opportunities and new product candidates, including user group meetings and direct feedback, an active program of partnership and cooperation with companies developing complementary technologies, and continued participation and leadership in industry standards-setting bodies such as the Internet Engineering Task Force (IETF), the North American Clearinghouse Association (NACHA), the American National Standards Institute (ANSI) and others.

     Some of our current and planned product development efforts include the use of certificate distribution with new devices (such as cellular telephones, pagers and personal digital assistants), attribute certificates for privilege management, electronic notary services, and monitoring and assessment systems. We are also continuing to increase the number of third-party applications and services that our PKI solution can manage, including VPN devices and routers and other popular user applications. Entrust scientists are also actively engaged in the development and improvement of the advanced cryptographic algorithms for use in Entrust products, including exploration of the use of highly efficient algorithms such as elliptic-curve encryption.

Professional Services and Support

     We believe that a high level of service and support is critical to our success, and that a close and active service and support relationship is important to facilitate rapid implementation of our solutions, assure customer satisfaction and provide us with important information regarding evolving customer requirements. Toward that end, we have made a significant investment in expanding our professional services and support organization, which, as of December 31, 1998, consisted of 79 employees. Our professional services providers have a broad range of experience in network security and include mathematicians, cryptographers and system designers.

     Our professional services organization provides consulting and systems integration services to support customers in designing, implementing and running our PKI solutions. Activities of the professional services organization are supplemented with a professional services partner program that includes PricewaterhouseCoopers, Ernst & Young, and KPMG. To facilitate the integration of PKI management into the customer's business operations, we also offer our Entrust InSource service, in which we provide on-site PKI management for customers on a long-term basis, or while the customer implements and trains personnel.

     Our support offerings also include direct telephone consulting support by experienced technical account representatives, toll-free telephone customer support, 24-hour pager access, e-mail and fax support, Internet access to our knowledge repository, and discussion group access. Payment of an annual maintenance fee also entitles customers to receive software enhancements to their licensed versions of our solution.

Research and Development

     Our research and development efforts are focused on developing new products, core technologies and enhancements to existing product lines to maintain and extend our technology and product leadership position. We spent approximately $2.9 million, $5.7 million and $12.8 million on research and development in 1996, 1997 and 1998, respectively.

     As of December 31, 1998, our research and development staff consisted of 160 employees, several of whom have international reputations in their respective disciplines. With the addition of r3, we have added significant research and development capabilities in Europe, including an internationally recognized cryptographic team.

     Our research and development staff is active in several prominent standards-setting bodies, including IETF, ANSI, the Internet PKIX group and ISO, and has contributed to a number of standards in the Internet and data security areas. We believe that we are well situated to respond to changes in relevant industry standards and to continue to participate in the development of these standards as the requirements of enterprises and users become increasingly complex.

Customers

     Our customers are generally domestic and foreign government entities and Global 2000 companies, including financial, health care, telecommunications and large manufacturing organizations. As of December 31, 1998, we had licensed our software to more than 500 customers. The following is a representative list of our current customers that have accounted for more than $200,000 of revenues each:

Banco Nationale di Lavorno                 Government of Ontario                 Royal Canadian Mounted Police
Bell Emergis                               Industry Canada                       SECOM
Canadian Dept. of National Defense         Interpay                              S.W.I.F.T.
Citibank                                   J.P. Morgan                           Schlumberger
Columbia/HCA Healthcare Corporation        Kansas Bureau of Investigation        Science Applications International
Digital Medical Systems                    Lucent Technologies                   United Kingdom Post Office
FDIC                                       Nortel                                U.S. Coast Guard
Federal Express                            Royal Bank of Scotland                U.S. Postal Service

     Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 1995, two customers accounted for 53% and 18% of revenues, respectively. In 1996, three customers accounted for an aggregate of 64% of revenues, and 29%, 20% and 15% of revenues, respectively. In 1997, the three largest customers accounted for 19%, 12% and 11% of revenues, respectively. In 1998, the three largest customers accounted for 23% of total revenues for the year, with no individual customer accounting for 10% or more of revenues. Although our largest customers have varied from period to period, we anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

Sales, Marketing and Business Development

     We offer our products and services through a multi-tiered approach reflecting the characteristics and buying behavior of the markets we cover. As of December 31, 1998, we had 158 employees in sales, marketing and business development.

     Direct Sales

     To address our target market of Global 2000 organizations, we sell our products and services in North America, the United Kingdom and Germany primarily through a direct sales force. We believe that direct coverage by our sales force is necessary in light of the early stage of PKI adoption and the sophisticated requirements of our targeted customer base. We also believe that a direct sales force gives us a competitive advantage in responding to customer needs as they evolve. Our direct sales force is divided into five North American regions, the United Kingdom and Germany. Within each region, teams are assigned specific accounts as their exclusive responsibility. We have also focused our sales efforts on key vertical markets that have a critical need for security and understand the value it creates for their businesses. These markets include government, finance, health care, telecommunications and large manufacturing.

     We have established a General Markets Sales Group responsible for pursuing identified customer opportunities outside the defined responsibilities of the regional sales teams and accelerating the sales cycle. The direct sales organization is also supplemented by targeted direct mail and telemarketing campaigns developed by our marketing organization.

     Indirect Sales

     To supplement our direct sales force, we have established an Entrust Partner Program involving a range of technology, marketing and sales relationships including:

 . VAR and OEM partners that focus on creating bundled solutions to permit customers to purchase total desktop applications incorporating Entrust functionality. These partners include Compaq, Hewlett-Packard, IBM and Tandem, which resell our products with their hardware and networking solutions, as well as Check Point Software and Symantec, which plan to bundle the Company's PKI solutions with their own software products.

 .  Interoperability partners such as Cisco, Shiva, Netscape and Lotus
   Development, which offer products that utilize the security features of the Entrust PKI solution.

 .  Consultant and systems integration partners that recommend and implement
   Entrust-Ready security solutions as part of their overall service offerings to customers, thereby differentiating their offerings through the inclusion of PKI functionality. These partners include PricewaterhouseCoopers, Ernst & Young and KPMG.

 . Referral partners that refer their consulting and integration customers in designated markets to the Entrust PKI solution.

 . Distributors and agents that promote and sell our products in defined geographic markets.

     Marketing

     To support our sales force, we have a marketing group whose goals are to create a consistent, focused communication strategy that increases awareness of our PKI solution and brand name, and to leverage that awareness in the identification of new sales opportunities. The marketing group conducts marketing programs that include direct mail, trade shows, annual seminar series, executive breakfasts and ongoing customer communication programs. We have organized a number of major trade shows, including the Entrust SecureSummit '99 to be held in Orlando in June 1999. We also provide frequent Web updates, search engine registration, online advertising and product downloads. Our marketing personnel are dedicated to maximizing brand success and periodically evaluating our brand recognition.

     Business Development

     To identify and develop strategic relationships with targeted industry partners more effectively, we have a business development organization of 26 persons that pursues selected business development activities, including the administration and promotion of our Entrust Partner Program. These activities permit us to strengthen our relationships with existing strategic partners and identify and encourage new providers of software, network, computing and communications products to make their products Entrust-Ready.

Competition

     Our products are targeted at the new and rapidly evolving market for PKI solutions. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities by industry participants.

     Because of the broad functionality of our PKI solution, we compete with vendors offering a wide range of security products and services. We compete with companies offering commercial certification authority products and services such as VeriSign, GTE Cybertrust Solutions, XCert and IBM in the market for issuing and maintaining digital certificates for use on public and private networks. Certain of these companies, such as IBM and XCert, provide a product-based solution, while others, such as VeriSign and GTE Cybertrust Solutions, are primarily service providers. We also compete with companies, such as Baltimore Technologies of Ireland, which offer PKI product solutions for enterprises. In addition, we are competing with established companies developing new PKI offerings, such as Security Dynamics and Network Associates, which have each announced their intention to introduce PKI products that would be integrated with their other security product offerings, as well as Microsoft Corporation, which has announced a certificate server product based on its existing security framework in the near future. We expect that there will be additional entrants to this marketplace. In addition, other major networking vendors could, in the future, bundle digital certificates with their product offerings. We typically compete with these vendors and service providers on the basis of our ability to provide a centrally managed, real-time, comprehensive infrastructure with the features and functionality to support enterprise applications. In addition, we compete in the emerging market for providing security across VPNs with most major networking device companies, such as Ascend and Cisco, as well as firewall vendors such as AXENT (Raptor) and Check Point Software.

     We believe that the principal competitive factors affecting the market for PKI technology include technical features, ease of use, quality/reliability, level of security, scalability, customer service and support and price. Although we believe that our products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors. See "Certain Factors That May Affect Our Business". Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed bases and significantly greater financial, technical, marketing and sales resources than Entrust. As a result, they may be able to react more quickly to emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than us. In addition, certain of our current competitors in particular segments of the security marketplace may in the future broaden or enhance their offerings to provide a more comprehensive solution competing more fully with our functionality. We may also compete in the future for sales of Entrust products against its OEM licensees, who resell the Entrust solution under their own brand names.

Regulatory Matters

     Our products are subject to special export restrictions administered by the governments of the United States, Canada and other countries. Our products are also subject to import restrictions and/or use restrictions imposed by countries such as France. Consequently, our ability to export our products to destinations outside of the U.S. and Canada is subject to a variety of government approvals or licensing requirements. These export controls may also restrict our ability to make some products available for sale via international computer networks such as the Internet. Re-export of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these restrictions, depending on the country of destination, industry sector, and/or end-user, some of our products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada, and there can be no assurance that we will continue to be able to export our products to any destinations outside of the U.S. and Canada. Such restrictions could potentially have an adverse effect on our business, financial condition or results of operations. See "Certain Factors That May Affect Our Business."

     Under an interim rule published December 31, 1998, the U.S. Government revamped export regulations that apply to products that contain or use cryptography. All software products that use 56-bit or less key length for symmetric encryption are allowed to be exported to any country other than Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria (T7 countries) after a technical review. Products that use keys of greater than 56-bit strength and comply with a Key Management Infrastructure exemption and with a key recoverable product definition can obtain more favorable export consideration and an agreement to export to any country other than the T7. The U.S. Government has also defined four sectors that allow for the exportation of greater than 56-bit strength products which are not key recoverable under a License Exception: U.S. subsidiaries in any country except the T7, banks, financial institutions and insurance companies, health and medical companies, and on-line merchants in 46 countries (Supplement 3 countries). A one-time technical review or prior licensing is required to utilize the License Exception. Entrust has obtained an Export Licensing Arrangement which will allow the export of the PKI Infrastructure, Direct, and ICE to the four sectors under the License Exception and an application has been submitted for the rest of our products which, if approved, will allow them to also be exported under the License Exception. If a broad category for export licensing does not apply to a specific situation, a case by case export permit is required.

     Under the current U.S. government policy, U.S. encryption export controls do not apply to encryption products which meet all of the following criteria:
(i) are produced and exported from outside of the U.S.; (ii) do not contain U.S.-origin encryption technologies, unless such technologies are "publicly available"; (iii) do not contain U.S.-origin encryption source code, unless such source code is publicly available and obtained in printed (i.e., "hard copy") form; (iv) are developed and produced without technical assistance from any U.S. person or entity; and (v) contain no more than a de minimis amount of U.S.- origin non-encryption software or technology. We believe, and have informed the U.S. government, that certain of our products are exempt from U.S. encryption export restrictions under these criteria. However, we have not obtained any formal U.S. government ruling that any of our products produced and shipped from outside the U.S. may be exempt from U.S. encryption export controls, and there can be no assurance that the U.S. government will refrain from asserting jurisdiction over one or more of our products. Such a decision by the U.S. government to assert jurisdiction could result in penalties for past shipments and could restrict future sales of our products outside the U.S. and Canada, having a potentially significant adverse effect on our business, financial condition and results of operations.

Intellectual Property

     We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. We own eight issued U.S. patents (along with corresponding, pending foreign patent applications) and 40 pending U.S. patent applications relating to the Entrust products. These patents are and will continue to be subject to certain license grants to others, including Northern Telecom and its cross licensees, under patent cross license agreements. We have copyright and trade secret rights for our products, consisting mainly of source code and product documentation. We use a printed "shrink-wrap" license for users of our products in order to protect certain of our copyrights and trade secrets. We attempt to protect our trade secrets and other proprietary information through agreements with suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures.

     There can be no assurance that we will seek patents on our technology or products, that any such patents will be issued or that any such additional patents will be sufficiently broad to protect our technology or products. The status of computer-related patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications which we file will result in patents being issued or that our existing patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology, nor can there by any assurance that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents might be in a position to require companies to obtain licenses. There can be no assurance that licenses that might be required for our products would be available on reasonable terms, if at all.

     We rely on outside licensors, including RSA, for patent and/or software license rights in encryption technology that is incorporated into and is necessary for the operation of our products. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. Any inability to continue to procure or use such technology could have a significant adverse effect on our business, financial condition and results of operations.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Some courts have held that shrink-wrap licenses, because they are not signed by the licensee, are not enforceable. There can also be no assurance that our trade secrets or confidentiality agreements will provide meaningful protection of our proprietary information. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents of other rights owned by others. Our inability to protect our proprietary rights could have a significant adverse effect on our business, financial condition or results of operations.

     As the number of information security products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary right of others. There can be no assurance that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products. Further, we may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protectable in jurisdictions where protection is ordinarily available.

     Any claims or litigation, with or without merit, to defend or enforce our intellectual property could be costly and could result in a diversion of management's attention, which could have a significant adverse effect on our business, financial condition or results of operations. Adverse determinations in such claims or litigation could also have a significant adverse effect on our business, financial condition or results of operations.

Employees

     As of December 31, 1998, Entrust had 456 full-time employees, 324 of whom were employed by Entrust Technologies Limited, our Canadian subsidiary. Of our employees, 160 were involved in research and development, 158 in sales, marketing and business development, 79 in professional and customer support services and 59 in administration and finance. No employees are covered by any collective bargaining agreements, and we believe that our relationship with our employees is good. The future success of Entrust, however, will depend upon our ability to attract and retain qualified personnel. Competition for such personnel is often intense, and there can be no assurance that we will be able to attract and retain adequate numbers of qualified personnel in the future.

CORPORATE INFORMATION

     STOCKHOLDER INFORMATION
     American Securities Transfer and Trust Inc.
     1825 Lawrence Street, Suite 444
     Denver, CO 80202-1817
     Phone: 303-298-5370
     Fax: 303-298-5380

     LEGAL COUNSEL
     Hale & Dorr LLP
     60 State Street
     Boston, Massachusetts 02109

     INDEPENDENT AUDITORS
     Deloitte & Touche LLP
     2200 Ross Avenue
     Suite 1600
     Dallas, Texas 75201

     FOR MORE INFORMATION
     Please contact Entrust Technologies' Investor Relations Department at:
     Phone: 613-248-3200
     E-mail: investor@entrust.com
             --------------------

ITEM 2.  PROPERTIES

     Entrust's U.S. headquarters, including its executive offices and administrative facilities, is located in Plano, Texas, where it leases approximately 8,716 square feet of office space. We also lease approximately 69,000 square feet of office space at our Canadian headquarters in Ottawa, Ontario, Canada, with an additional 29,149 square feet of office space in the Ottawa area to accommodate expected growth in administrative, sales and marketing, research and development and operations personnel. Entrust also has offices located in London, England and Zurich, Switzerland.

     We also have sales offices in Chicago, Illinois, McLean, Virginia, New York, New York and St. Louis, Missouri, a sales and business development office in Menlo Park, California and a sales and professional services office in Raleigh, North Carolina. Entrust leases a sales and support office in Bad Homburg, Germany.

ITEM 3.   LEGAL PROCEEDINGS

     Entrust is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a significant adverse effect on our consolidated results of operations or consolidated financial position.

     On February 19, 1999, Surety Technologies Inc. and Bell Communications Research, Inc. filed a complaint against Entrust Technologies Inc. in the United States District Court for the Eastern District of Virginia alleging that the Entrust/Timestamp product and services infringe U.S. Patent No. 5,136,647 (reissued as Re 34,954). The plaintiffs have requested that Entrust be enjoined from further infringement and pay damages for infringement, treble damages for willful infringement and costs. We believe that the allegations are without merit and intend to vigorously defend the lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of 1998.

          EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of Entrust, their ages and positions are as follows:

                NAME                   AGE                    POSITION
                ----                   ---                    --------
John A. Ryan                            42         President, Chief Executive Officer and Director
Brian O'Higgins                         42         Executive Vice President and Chief Technology Officer
Bradley N. Ross                         39         President of European Operations
Michele L. Axelson                      49         Senior Vice President, Finance and Chief Financial Officer
Richard D. Spurr                        45         Senior Vice President, Sales And Marketing
Hansen Downer                           47         Vice President, Professional Services
F. William Conner                       40         Director, Chairman of the Board
Frank A. Dunn                           44         Director
Robert S. Morris                        43         Director
Terrell B. Jones                        50         Director

     John A. Ryan has served as President and Chief Executive Officer and as a director of Entrust since its founding in December 1996. From October 1995 until December 1996 he served as the Vice President and General Manager for the Multimedia and Internet Solutions business unit of Northern Telecom (together with its subsidiaries and affiliates, "Nortel"). Prior to that time, from August 1992 until October 1995, he served as Assistant Vice President, Marketing for the Enterprise Network group of Nortel. Since joining Nortel in 1981, he has also served in various senior positions in marketing, customer service and finance.

     Brian O'Higgins has served as Executive Vice President and Chief Technology Officer of Entrust since its founding in December 1996. Mr. O'Higgins co-founded the Nortel Secure Networks ("NSN") business unit in 1994, which became Entrust Technologies Inc. in December 1996. Previously, he was employed by Bell Northern Research Ltd. ("BNR"), the research and development subsidiary of Northern Telecom Limited, which he joined in 1979.

     Bradley N. Ross has served as President of European Operations since March 1998. From December 1996 until March 1998, he served as Entrust's Executive Vice President Marketing and Product Line Management. Mr. Ross co- founded NSN in 1994 with Mr. O'Higgins, which became Entrust Technologies Inc. in December 1996. Previously, he was employed by BNR, which he joined in 1982 and held various positions in software design and program management for Nortel's switching products.

     Michele L. Axelson has served as Senior Vice President, Finance and Chief Financial Officer since joining Entrust in May 1998. From June 1996 until May 1998, she served as the Senior Vice President and Chief Financial Officer for Scopus Technologies Inc., an enterprise customer care software company. Prior to that time, from 1979 until June 1996, Ms. Axelson held various positions at Arthur Andersen LLP, an international public accounting firm, and was a partner of that firm from 1989 until June 1996.

     Richard D. Spurr has served as Senior Vice President, Sales and Marketing of Entrust since March 1998. Prior to that time, he served as Senior Vice President of Global Sales since joining Entrust in June 1997. Prior to joining Entrust, from December 1990 to March 1997, he held numerous executive positions for SEER Technologies, Inc., a developer of component-based software applications, including Vice President of Strategic Alliances from January 1994 to November 1996 and Vice President of Major Accounts from December 1996 to March 1997. From June 1974 until December 1990, Mr. Spurr served in various sales and sales management positions with IBM.

     Hansen Downer has served as Vice President, Professional Services since he joined Entrust in December 1997. From February 1997 to November 1997, Mr. Downer served as Vice President of Sales, Marketing and New Product Development at Interpath Communications, Inc., an Internet service provider. From March 1996 until August 1996, Mr. Downer served as Vice President of Customer Service and Telecom Network Design for the Physician's Desktop Company, a network development company and a subsidiary of Imonics Corporation. From May 1995 until March 1996, Mr. Downer served as Vice President of Business Development at Imonics Corporation, a client server systems integration company focused on the health care industry. Prior to that time, from 1979 to December 1994, he worked for Nortel in a number of roles.

     Each executive officer serves at the discretion of the Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of the directors or executive officers of Entrust.

     F. William Conner has been a director of Entrust since July 1997 and Chairman of the Board since October 1998. He has served as Executive Vice President of Nortel Network Corporate Marketing and Communications since September 1998. Mr Conner served as Senior Vice President and President of Nortel's Enterprise Data Networks line of business from February 1998 until September 1998. From August 1995 until February 1998, Mr Conner served as Executive Vice President, Sales and Marketing for the Enterprise Networks line of business of Nortel. Prior to that time, from 1992 until July 1995, Mr. Conner held a variety of sales and marketing executive positions in Nortel's voice and data enterprise lines of businesses.

     Frank A. Dunn has been a director of Entrust since July 1997. He has served as Chief Financial Officer of Nortel Networks since January 1999. Mr Dunn served as the Senior Vice President of Finance and Planning of Nortel from March 1996 to January 1999. From January 1994 until March 1996, Mr Dunn served as Vice President of Finance for Nortel's North American lines of business, a management division within Northern Telecom Limited ("NTL"). Prior to that time, from March 1993 until January 1994, Mr Dunn served as NTL's Corporate Controller.

     Robert S. Morris has been a director of Entrust since January 1997. Mr Morris founded Olympus Partners, a private investment firm, in 1989 and serves as Managing Partner of Olympus Private Placement Fund L.P., Olympus Growth Fund II, L.P., Olympus Executive Fund. L.P. and Olympus Growth Fund III, L.P. Mr Morris serves on the boards of directors of TriNet Corporate Realty Trust, Inc. and Candlewood Hotel Company. Inc.

     Terrell B. Jones has been a director of Entrust since November 1998. He has served as Chief Information Officer and Senior Vice President of the SABRE Group Holdings, Inc., an information technology company, as well as President of SABRE Interactive since July 1996. He previously served as President of SABRE computer Services for American Airlines from 1993 to 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Entrust's common stock is traded on the Nasdaq National Market under the symbol "ENTU". Prior to August 17, 1998, the date of our initial public offering, there was no public market for our common stock. Following the initial public offering , the following high and low sales prices were reported by the Nasdaq National Market in each quarter:


Year Ended December 31, 1998                          High              Low
----------------------------                          ----              ---
Third Quarter (beginning August 18, 1998).........    $20.00           $13.25
Fourth Quarter....................................    $28.19           $ 9.00

     As of March 23, 1999, Entrust had approximately 131 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

     Entrust has never declared or paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future.

Use of Proceeds

     On August 21, 1998, Entrust completed an initial public offering of its Common stock, $.01 par value (the "Offering"). The Registration Statement on Form S-1 (File No. 333-57275) was declared effective by the Securities and Exchange Commission (the "SEC") on August 17, 1998 and we commenced the offering on that date.

     After deducting the underwriting discounts and commissions and the Offering expenses, the net proceeds to Entrust from the Offering were approximately $79,097,515.

     As of December 31, 1998, approximately $2,000,000 of the net proceeds of the Offering had been used to fund working capital and expansion of Entrust's facilities, with the remainder having been invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of Entrust or their associates, persons owning 10 percent or more of any class of equity securities of Entrust, or an affiliate of Entrust.

ITEM 6.   SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and Entrust's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


                                                                                YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                    1994     1995     1996      1997      1998
                                                                   ------  --------  -------  --------  ---------
                                                                        (in thousands, except per share data)
                                                                     (1)      (1)      (1)
STATEMENT OF OPERATIONS DATA:
Revenues:
 License.........................................................  $1,194  $ 1,845   $ 8,689  $16,486   $ 36,773
 Services and maintenance........................................   2,687    2,128     4,113    8,520     12,215
                                                                   ------  -------   -------  -------   --------
       Total revenues............................................   3,881    3,973    12,802   25,006     48,988
                                                                   ------  -------   -------  -------   --------
Cost of revenues:
 License.........................................................       6       34       393      502      1,985
 Services and maintenance........................................   1,179      950     3,157    4,414      7,546
                                                                   ------  -------   -------  -------   --------
      Total cost of revenues.....................................   1,185      984     3,550    4,916      9,531
                                                                   ------  -------   -------  -------   --------
Gross profit.....................................................   2,696    2,989     9,252   20,090     39,457
                                                                   ------  -------   -------  -------   --------
Operating expenses:
 Sales and marketing.............................................   1,083    1,914     3,858   11,193     26,802
 Research and development........................................     898    2,287     2,874    5,692     12,840
 General and administrative......................................     688    1,212     2,464    3,695      5,046
 Acquired in-process R&D and goodwill amortization...............      --       --        --       --     20,564
                                                                   ------  -------   -------  -------   --------
       Total operating expenses..................................   2,669    5,413     9,196   20,580     65,252
                                                                   ------  -------   -------  -------   --------
Income (loss) from operations....................................      27   (2,424)       56     (490)   (25,795)
Interest income..................................................      --       --        --      723      1,807
                                                                   ------  -------   -------  -------   --------
Income (loss) before
 benefit for income taxes........................................      27   (2,424)       56      233    (23,988)
Benefit for income taxes.........................................     111      301       331      281        160
                                                                   ------  -------   -------  -------   --------
Net income (loss)................................................  $  138  $(2,123)  $   387  $   514   $(23,828)
                                                                   ======  =======   =======  =======   ========
Net income (loss) per basic share(2).............................                               $0.02     $(0.68)
Net income (loss) per diluted share(2)...........................                               $0.01     $(0.68)
Shares used in basic per share computation(2)....................                              30,700     35,255
Shares used in diluted per share computation(2)..................                              41,743     35,255

                                                                                     DECEMBER 31,
                                                                   ----------------------------------------------
                                                                    1994     1995     1996      1997      1998
                                                                   ------  --------  -------  --------  ---------
                                                                                   (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments.....................................................  $   --  $    --   $    --  $12,638   $ 81,067
Working capital (deficit)........................................   1,831    1,016    (1,186)  13,707     77,438
Total assets.....................................................   2,231    2,190     3,687   24,757    107,829
Shareholders' equity (deficit)...................................   2,095    1,672       (60)  14,662     87,059

(1) Represents the operations of the Secure Networks group, a division of Northern Telecom Limited. See Note 1 of Notes to Entrust's Consolidated Financial Statements.
(2) See Note 2 of Notes to Entrust's Consolidated Financial Statements for the calculation of basic and diluted net income per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Entrust develops, markets and sells products and services that allow enterprises to manage trusted, secure electronic communications and transactions over today's advanced networks, including the Internet, extranets and intranets. Our solution automates the management of digital certificates, which are similar to electronic passports, through public key infrastructure ("PKI") technology designed to assure the privacy and authenticity of internal and external electronic communications. The Entrust PKI is an integrated, open and scalable software framework that operates across multiple platforms, network devices and applications, including e-mail, browsers, electronic commerce, electronic forms, remote access and other product offerings from leading vendors.

     We were originally established in January 1994 as the Secure Networks group of Nortel to pursue the development and sale of PKI products. During December 1996, Nortel restructured its Secure Networks group by incorporating Entrust Technologies Inc. in Maryland and Entrust Technologies Limited in Ontario, Canada. As a result of the restructuring and concurrent private placement, the assets and business of the Secure Networks group were transferred to the newly incorporated companies, and Entrust Technologies Inc. became a majority-owned subsidiary of Nortel and Entrust Technologies Limited became a majority-owned subsidiary of Entrust Technologies Inc. In 1998, Entrust Technologies (UK) Limited was incorporated in the United Kingdom as a wholly-owned subsidiary of Entrust Technologies Inc. In June 1998, Entrust Technologies Inc. acquired 100% ownership of r3 Security Engineering AG, a professional services organization specializing in electronic security consulting, located in Switzerland. Entrust Technologies Inc. completed an initial public offering of Common stock in August 1998.

Results of Operations


     The following table sets forth certain consolidated statement of operations data expressed as a percentage of total revenues for the years indicated:

                                                                          Year Ended December 31,
                                                                        -------------------------------
                                                                          1996       1997       1998
                                                                        ---------  ---------  ---------
Revenues:
  License............................................................        67.9%      65.9%      75.1%
  Services and maintenance...........................................        32.1       34.1       24.9
                                                                        ---------  ---------  ---------
         Total revenues..............................................       100.0      100.0      100.0
                                                                        ---------  ---------  ---------
Cost of revenues:
  License............................................................         3.0        2.0        4.1
  Services and maintenance...........................................        24.7       17.7       15.4
                                                                        ---------  ---------  ---------
         Total cost of revenues......................................        27.7       19.7       19.5
                                                                        ---------  ---------  ---------
Gross profit.........................................................        72.3       80.3       80.5
                                                                        ---------  ---------  ---------
Operating expenses:
  Sales and marketing................................................        30.1       44.8       54.7
  Research and development...........................................        22.4       22.7       26.2
  General and administrative.........................................        19.3       14.7       10.3
  Acquired in-process R&D and goodwill amortization..................           -          -       42.0
                                                                        ---------  ---------  ---------
         Total operating expenses....................................        71.8       82.2      133.2
                                                                        ---------  ---------  ---------
Income (loss) from operations........................................         0.5       (1.9)     (52.7)
Interest income......................................................           -        2.9        3.7
                                                                        ---------  ---------  ---------
Income (loss) before benefit for income taxes........................         0.5        1.0      (49.0)
Benefit for income taxes.............................................         2.5        1.1        0.3
                                                                        ---------  ---------  ---------
Net income (loss)....................................................         3.0%       2.1%     (48.7)%
                                                                        ---------  ---------  ---------

Revenues

     We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2 "Software Revenue Recognition." Our revenues are generated primarily from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees charged to resellers. We also generate revenues from consulting, training and post-contract support ("maintenance") performed for customers who license our products. Prior to 1998, our revenue recognition policy was in accordance with the provisions of the previous authoritative guidance provided by SOP 91-1, "Software Revenue Recognition."

     Accordingly, revenues from perpetual software license agreements are recognized as revenues upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations and collection of the receivable is probable.

     Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to customers.

     We use the percentage of completion method to account for large custom development contracts. Under this method, we recognize revenues and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. Total project cost estimates in each case are reviewed on a regular basis.

     Consulting and training revenues are generally recognized as the services are performed. Consulting services are typically performed under separate service agreements and are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation and deployment of our products and do not include significant customization or development of the underlying software code.

Total Revenues

     Total revenues increased 95% from $12.8 million in 1996 to $25.0 million in 1997 and increased 96% to $49.0 million in 1998. Geographically, revenues derived from sales outside North America accounted for 4%, 5% and 23% of total revenues for the years ended December 31, 1996, 1997 and 1998, respectively. We have invested significantly in expanding our international operations in 1998 through the acquisition of r3 Security Engineering AG ("r3"), the formation of Entrust Japan, and the hiring of additional sales and marketing personnel. In 1996, three customers accounted for an aggregate of 64% of revenues for that year, and individually these customers accounted for 29%, 20% and 15% of revenues, respectively. In 1997, three customers individually accounted for 19%, 12% and 11% of revenues, respectively. In 1998, no single customer accounted for 10% or more of total revenues.

     There can be no assurance that total revenues will continue to grow at the rate experienced in prior periods.

License Revenues

     License revenues increased 90% from $8.7 million in 1996 to $16.5 million in 1997 and increased 123% to $36.8 million in 1998, representing 68%, 66% and 75% of total revenues in the respective years. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings. During 1998, we continued our strategy of expanding our direct sales and marketing organization while focusing on targeted customers and vertical market segments. This strategy was successful in increasing sales in the Financial, Telecom, Manufacturing and Healthcare market segments. Sales to the Government market segment remained strong despite decreasing as a percentage of total license revenues. The increase in license revenues as a percentage of total revenues reflected our continued focus on the product side of the business and the increased use of third-party consulting firms and systems integrators to provide implementation services to our customers.

Services and Maintenance Revenues

     Services and maintenance revenues increased 107% from $4.1 million in 1996 to $8.5 million in 1997 and increased 44% to $12.2 million in 1998, representing 32%, 34% and 25% of total revenues in the respective periods. The increase in services and maintenance revenues was primarily the result of an increase in demand for consulting services and customer support, and increases in maintenance revenues from a larger installed product base. The decrease in services and maintenance revenues as a percentage of total revenues was largely due to our focus on building the product side of the business and building successful partnering relationships with third-party service providers to provide services to customers.

Cost of Revenues

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was $393,000 in 1996, $502,000 in 1997, and $2.0 million in 1998, representing 3%, 2% and 4% of total revenues for the respective years. The increase in cost of license revenues in absolute dollars for 1998 and 1997 was primarily a result of higher royalty fees paid to third-party software vendors. We have incorporated a higher level of third-party software in our products, primarily in the Enterprise Desktop Suite applications introduced in 1998.

Cost of  Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as costs paid to third party consulting firms for their services. Cost of services and maintenance revenues was $3.2 million in 1996, $4.4 million in 1997 and $7.5 million in 1998, representing 25%, 18% and 15% of total revenues for the respective years. The increase in absolute dollars reflects the increased costs associated with the higher levels of services and maintenance revenues during 1998 and 1997. The decrease as a percentage of total revenues was primarily a result of license revenues growing more rapidly than service and maintenance revenues. The higher percentage of cost of services and maintenance revenues as a percentage of total cost of revenues in 1997 and 1996 (79% in 1998 compared to 90% in 1997 and 89% in 1996) reflected the cost of hardware components related to system integration arrangements during those years. We did not have a significant hardware component of our system integration arrangements in 1998.

     Services and maintenance gross profit as a percentage of services and maintenance revenues was 48% in 1997 and 38% for 1998. This decrease in the services and maintenance margin reflected the investment made during 1998 in expanding our customer support organization to support the growing customer base and the impact on productivity related to the integration of the r3 consulting organization during the third and fourth quarters of 1998. Also, investments were made in building our consulting organization in order to prepare for expected future increases in demand for these services. Therefore, utilization rates experienced in 1998 were not comparable to previous years and not necessarily indicative of future years.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses increased from $3.9 million in 1996 to $11.2 million in 1997 and $26.8 million in 1998, representing 30%, 45% and 55% of total revenues in the respective periods. These increases in absolute dollars and as a percentage of total revenues were primarily the result of costs associated with the expansion of our sales and marketing organization to support increased revenue targets, both domestically and internationally. We have continued our strategy of investing in hiring and training our direct sales organization in anticipation of future market growth, and investing in marketing efforts in support of new products launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations.

Research and Development

     Research and development expenses increased from $2.9 million in 1996 to $5.7 million in 1997 and $12.8 million in 1998, representing 22%, 23% and 26% of total revenues in the respective periods. The increased investment in research and development expenses in absolute dollars and as a percentage of total revenues in 1997 and 1998 primarily reflected higher expenses related to increased staffing of software engineers and contractors. These employees were added in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing. In addition, the acquisition of r3 in June 1998 increased the size of our global research and development team. We believe we must continue to invest in research and development in order to maintain our technological leadership position and, thus, we expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", we have evaluated the establishment of technological feasibility of our various products during the development phase. The time period during which costs could be capitalized from the point of reaching technological feasibility, which has been defined as development of a beta model, until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we charged all product development expenses to operations in the period incurred.

General and Administrative

     General and administrative expenses increased from $2.5 million in 1996 to $3.7 million in 1997 and $5.0 million in 1998, representing 19%, 15% and 10% of total revenues in the respective periods. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses to enhance the infrastructure required to support our growth, including investor relation programs, improved management information systems and support and outside professional service firms.

Acquired In-process Research and Development and Goodwill Amortization

     On June 8, 1998, we completed the acquisition of r3, a company based in Zurich, Switzerland that provides consulting, applied research and product development services related to commercial security and encryption solutions. Pursuant to the Share Purchase Agreements dated May 30, 1998, entered into between us and the shareholders of r3, we agreed to acquire all the outstanding shares of r3 in exchange for an aggregate of 1,167,288 shares of our Common stock and cash consideration of approximately $4.4 million. This acquisition was recorded under the purchase method of accounting, and, therefore, the results of operations of r3 and the fair value of the acquired assets and liabilities are included in our financial statements beginning on the acquisition date. Upon consummation of the acquisition, r3 became a wholly owned subsidiary of Entrust Technologies Inc.

     In connection with the acquisition, we obtained an appraisal of the intangible assets, which resulted in $20.2 million of the purchase price being allocated to in-process research and development that has not yet reached technological feasibility and has no alternative future use, which was expensed in the year ended December 31, 1998. In addition, $356,000 of amortization has been recorded with respect to the goodwill that arose as a result of this acquisition in 1998.

     The value assigned to purchased in-process technology was determined by identifying research and development projects in areas for which technological feasibility has not yet been established. This relates primarily to the completion of a suite of encryption and security applications (the "r3 Suite"). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value.

     The nature of the efforts to develop the purchased in-process technology into commercially viable products relate to the completion of all planning, designing, prototyping, security testing and verification activities that are necessary to ensure that the r3 Suite is produced to meet design specifications, including functions, features and technical performance requirements. The efforts to develop the purchased in-process technology also include verifying the technology's compatibility and interoperability with other applications. The estimated cost for completion of this activity is approximately $2.3 million in 1998, $3.2 million in 1999, $3.7 million in 2000 and $2.9 million in 2001.
However, these estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

     The revenue forecasts used to value the in-process research and development are based on our estimates of market size and growth, expected trends in technology (such as new encryption and security algorithms) and the nature and expected timing of new product introductions by us and our competitors. Historically, r3 has generated revenues from consulting engagements and future revenue growth is almost entirely dependent upon the in-process projects. The estimated revenues for the in-process projects peak in 2002 and then decline rapidly as other new products are expected to enter the market. If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

     The estimated cost of sales as a percentage of revenues used in the valuation decrease over time primarily due to the strategic shift from consulting revenues to product revenues and r3's expected ability to achieve efficiencies due to economies of scale. As a result of the shift in strategy, the estimated cost of sales as a percentage of revenues is expected to decrease from 80% in 1998 to 20% in 2002, once we have successfully introduced the in-process products.

     The estimated selling, general and administrative expenses are expected to increase as r3's business model shifts from consulting to product-based revenues. Selling, general and administrative expenses are expected to significantly increase between 1998 and 2000 as we must create the necessary sales infrastructure to successfully accomplish our strategic shift.

     r3's margins for earnings before interest and taxes ("EBIT") are projected to increase as we introduce our in-process products and as revenues increase, EBIT margins were negative in 1998, due primarily to significant investment in the research and developmental projects. As revenues grow, we are expecting to achieve efficiencies due to economies of scale, and EBIT margins are projected to increase.


     The rates utilized to discount the net cash flows back to their present value are based on several studies of venture capital rates of return. Because of the nature of the forecast and the risks associated with the developmental projects, a discount rate of 40% was appropriate for the business enterprise and the in-process projects. This discount rate is commensurate with r3's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

     The combined company is expected to benefit from the favorable reputations of Entrust in the North American encryption and securities market and r3's favorable reputation in the European market. Additionally, the combined company is expected to benefit from the utilization and integration of Entrust's technology, marketing and financial resources.

     The forecasts we used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the results forecasted.

Interest Income

     Interest income increased to $723,000 in 1997 and $1.8 million in 1998, representing 3% and 4% of total revenues in the respective periods. Interest income was not significant in 1996. The increase in interest income in 1998 reflected the interest earned on the net proceeds of the initial public offering in August 1998, while the increase in interest income in 1997 represented interest earned on the net proceeds of the private placement of shares in January 1997.

Provision for Income Taxes

     We have recorded income tax benefits of $331,000, $281,000 and $160,000 in 1996, 1997 and 1998, respectively. Income taxes are accounted for in accordance with Statement of Accounting Standards No. 109. The effective income tax rates differed from the statutory rates primarily due to the impact of the Canadian research and development tax credits claimed.

Quarterly Results of Operations

     Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment which customers may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have generally recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. In this regard, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in its revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are delayed or otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be adversely affected in a significant way. See " Certain Factors That May Affect Our Business."


     The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1998, as well as such data expressed as a percentage of our total revenue for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                              QUARTER ENDED
                                          Mar 31,   June 30,   Sept 30,   Dec 31,   Mar 31,   June 30,   Sept 30,   Dec 31,
                                            1997      1997       1997       1997      1998      1998       1998       1998
                                          --------  ---------  ---------  --------  --------  ---------  ---------  --------
                                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
 License................................  $ 2,632    $ 3,045    $ 4,949   $ 5,860   $ 7,681   $  8,164    $ 9,795   $11,133
 Servies and maintenance................    1,471      2,743      2,137     2,169     2,243      2,850      3,244     3,878
                                          -------    -------    -------   -------   -------   --------    -------   -------
      Total revenues....................    4,103      5,788      7,086     8,029     9,924     11,014     13,039    15,011
                                          -------    -------    -------   -------   -------   --------    -------   -------
Cost of revenues:
 License................................      104        125        131       142       342        470        507       666
 Services and maintenance...............      628      1,483      1,174     1,129     1,478      1,620      2,100     2,348
                                          -------    -------    -------   -------   -------   --------    -------   -------
      Total cost of revenues............      732      1,608      1,305     1,271     1,820      2,090      2,607     3,014
                                          -------    -------    -------   -------   -------   --------    -------   -------
Gross profit............................    3,371      4,180      5,781     6,758     8,104      8,924     10,432    11,997
                                          -------    -------    -------   -------   -------   --------    -------   -------
Operating expenses:
 Sales and marketing....................    1,698      2,301      3,528     3,666     4,936      6,072      7,330     8,464
 Research and development...............      952      1,125      1,700     1,915     2,285      3,072      3,669     3,814
 General and administrative.............      686        793      1,026     1,190     1,064      1,207      1,356     1,419
 Acquired in-process R&D
    and goodwill amortization...........       --         --         --        --        --     20,208        178       178
                                          -------    -------    -------   -------   -------   --------    -------   -------
      Total operating expenses..........    3,336      4,219      6,254     6,771     8,285     30,559     12,533    13,875
                                          -------    -------    -------   -------   -------   --------    -------   -------
Income (loss) from operations...........       35        (39)      (473)      (13)     (181)   (21,635)    (2,101)   (1,878)
Interest income.........................      209        206        164       144       146         71        517     1,073
                                          -------    -------    -------   -------   -------   --------    -------   -------
Income (loss) before (provision)
 benefit for income taxes...............      244        167       (309)      131       (35)   (21,564)    (1,584)     (805)
(Provision) benefit for income
    taxes...............................      (20)         5        226        70       160         --         --        --
                                          -------    -------    -------   -------   -------   --------    -------   -------
Net income (loss).......................  $   224    $   172    $   (83)  $   201   $   125   $(21,564)   $(1,584)  $  (805)
                                          =======    =======    =======   =======   =======   ========    =======   =======
Net income (loss) per share
  Basic.................................    $0.01      $0.01    $    --     $0.01   $   ---     $(0.70)    $(0.04)   $(0.02)
                                          =======    =======    =======   =======   =======   ========    =======   =======
  Diluted...............................    $0.01    $    --    $    --   $    --   $   ---     $(0.70)    $(0.04)   $(0.02)
                                          =======    =======    =======   =======   =======   ========    =======   =======
Shares used in per share computation....
  Basic.................................   30,700     30,700     30,700    30,700    30,700     30,997     36,830    42,491
                                          =======    =======    =======   =======   =======   ========    =======   =======
  Diluted...............................   41,064     41,064     41,869    41,908    45,231     30,997     36,830    42,491
                                          =======    =======    =======   =======   =======   ========    =======   =======
                                                                              QUARTER  ENDED
                                                                              --------------
                                         Mar 31,   June 30,   Sept 30,   Dec 31,   Mar 31,   June 30,   Sept 30,   Dec 31,
                                           1997      1997       1997       1997      1998      1998       1998       1998
                                         --------  ---------  ---------  --------  --------  ---------  ---------  --------
STATEMENT OF OPERATIONS DATA:
Revenues:
 License...............................     64.1%      52.6%      69.8%     73.0%     77.4%      74.1%      75.1%     74.1%
 Services and maintenance..............     35.9       47.4       30.2      27.0      22.6       25.9       24.9      25.9
                                           -----      -----      -----     -----     -----      -----     ------     -----
     Total revenues....................    100.0      100.0      100.0     100.0     100.0      100.0      100.0     100.0
                                           -----      -----      -----     -----     -----      -----     ------     -----
Cost of revenues:
 License...............................      2.5        2.2        1.8       1.8       3.4        4.3        3.9       4.4
 Services and maintenance..............     15.3       25.6       16.6      14.0      14.9       14.7       16.1      15.6
                                           -----      -----      -----     -----     -----      -----     ------     -----
     Total cost of revenues............     17.8       27.8       18.4      15.8      18.3       19.0       20.0      20.0
                                           -----      -----      -----     -----     -----      -----     ------     -----
Gross profit...........................     82.2       72.2       81.6      84.2      81.7       81.0       80.0      80.0
                                           -----      -----      -----     -----     -----      -----     ------     -----
Operating expenses:
 Sales and marketing...................     41.4       39.8       49.8      45.7      49.8       55.1       56.2      56.4
 Research and development..............     23.2       19.4       24.0      23.9      23.0       27.9       28.1      25.4
 General and administrative............     16.7       13.7       14.5      14.8      10.7       11.0       10.4       9.5
 Acquired in-process R&D
   and goodwill amortization...........       --         --         --        --        --      183.5        1.4       1.2
                                           -----      -----      -----     -----     -----      -----     ------     -----
     Total operating expenses..........     81.3       72.9       88.3      84.4      83.5      277.5       96.1      92.5
                                           -----      -----      -----     -----     -----      -----     ------     -----
Income (loss) from operations..........      0.9       (0.7)      (6.7)     (0.2)     (1.8)         *      (16.1)    (12.5)
Interest income........................      5.1        3.6        2.3       1.8       1.5        0.6        4.0       7.1
                                           -----      -----      -----     -----     -----      -----     ------     -----
Income (loss) before (provision)
 benefit for income taxes..............      6.0        2.9       (4.4)      1.6      (0.3)         *      (12.1)     (5.4)
(Provision) benefit for income
     taxes.............................     (0.5)       0.1        3.2       0.9       1.6         --         --        --
                                           -----      -----      -----     -----     -----      -----     ------     -----
Net income (loss)......................      5.5%       3.0%      (1.2)%     2.5%      1.3%         *      (12.1)%    (5.4)%
                                           =====      =====      =====     =====     =====      =====     ======     =====

*Not meaningful

Liquidity and Capital Resources



     We utilized cash of $0.7 million for operating activities during 1998.
This use of cash was primarily a result of the net loss (after adjusting for the non-cash write-off of the acquired in-process research and development), an increase in accounts receivable, and a decrease in the amounts due to the related party. These uses were partially offset by the increases in accounts payable, accrued liabilities, and deferred income. The average days sales outstanding for accounts receivable increased from 80 days at December 31, 1997 to 84 days at December 31, 1998. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each year end will be affected by the concentration of revenues in the final weeks of each year and may be negatively affected by the expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During 1998, we invested $68.7 million in short-term investments (net of $76.4 million of dispositions of short-term investments), invested $4.4 million in the acquisition of r3, invested $0.4 million for a 10% interest in Entrust Japan, and invested $3.8 million in property and equipment. The property and equipment investments were primarily computer hardware and leasehold improvements to support the growing organization.

     Cash provided by financing activities during 1998 was primarily the net proceeds from the issuance of Common stock as a result of our initial public offering of $79.1 million. This was partly offset by cash used in the repayment of long-term debt in the amount of $1.4 million.

     As of December 31, 1998, our principal sources of liquidity were our cash and short-term investments of $81.1 million. It is our belief that cash flows from operations, existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.

Certain Factors That May Affect Our Business

We Have a Limited Operating History

     We have only a limited operating history on which to base an evaluation of our business and prospects. Our quarterly revenues and operating results have varied substantially and may continue to fluctuate due to a number of factors, including, but not limited to, the following:

     .    The timing, size and nature of our licensing transactions;

     . The market acceptance of new products or product enhancements by us or our competitors;

     .    Product and price competition;

     . The relative proportions of revenues derived from licenses and services and maintenance;

     .    Changes in our operating expenses;

     .    Personnel changes;

     .    Foreign currency exchange rates; and

     .    Fluctuations in economic and financial market conditions.

     To address these risks we must, among other things:

     .    Successfully market our products to our new and existing customers;

     .    Attract, integrate, train, retain and motivate qualified personnel;

     .    Respond to competitive developments;

     .    Successfully introduce new products; and

     . Successfully introduce enhancements to our product line to address new technologies and standards.

     We cannot be certain that we will successfully address any of these risks.

Certain of Our PKI Solution Transactions Have Lengthy Sales and Implementation Cycles

     The timing, size and nature of individual licensing transactions are important factors in our quarterly results of operations. Transactions for the Entrust PKI solution often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycle associated with these transactions is subject to a number of uncertainties, including, but not limited to:

     .    customers' budgetary constraints;

     .    the timing of customers' budget cycles; and

     .    customers' internal approval processes.

     There can be no assurance that we will be successful in closing such large transactions on a timely basis or at all.

     Estimating future revenues is difficult because we ship our products soon after an order is received and as such we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we historically have recorded 60% to 80% of our total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. We expect that this concentration of revenues which is, in part, attributable to the tendency of certain customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue for the foreseeable future.

     Our expense levels are based, in significant part, on our expectations as
to future revenues and are largely fixed in the short term.   Therefore, the
following uncertainties exist:

     . we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues;

     . any significant shortfall of revenues in relation to our expectations would have an immediate and significantly adverse effect on our financial condition and results of operations for that quarter;

     . we plan to increase operating expenses to expand our research and development, managerial, finance, sales and marketing and service and support organization; and

     . the timing of such expansion and the rate at which new personnel become productive could cause significant fluctuations in quarterly and annual results of operations.

     Due to all of the foregoing factors, we believe that:

     . period-to-period comparisons of our results or operations are not necessarily meaningful;

     . results in any particular quarter are not necessarily indicative of future performance;

     . future revenues and results of operations may vary substantially from quarter to quarter; and

     . in future quarter, our results of operations may be below the expectations of public market analysts and investors

     In any case, the price of our common stock could be adversely affected in a serious manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Business Success Depends on Risks Associated with the Information Security Market

     The market for Entrust's PKI solution is at an early stage of development. A decline in demand for our products could result from:

     .    competition;

     .    technology change;

     .    the public's perception of the need for security products;

     . developments in the hardware and software environments in which these products operate; and

     .    general economic conditions,

     Any such decline could have a significant adverse effect on our business, financial condition or results of operations.

     Continued growth of this market will depend, in large part, on the following:

     . the continued expansion of Internet usage and in the number of organizations adopting or expanding intranets and extranets;
     . the ability of their respective infrastructures to support an increasing number of users and services;
     . the public recognition of the potential threat posed by computer hackers and other unauthorized users; and
     . the continued development of new and improved services for implementation across private and public networks.

     In addition, a well-publicized actual or perceived breach of network or computer security at one of our customers, regardless of whether such breach is attributable to our products, or any significant advance in techniques for decoding or "cracking" encrypted information could adversely affect the market's perception of us and our products, and could have an adverse effect on our business, financial condition or results of operations.

We Face Intense Competition in Our Market

     Our products are targeted at the new and rapidly evolving market for PKI solutions. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

     Because of the broad functionality of our PKI solution, we compete with vendors offering a wide range of security products and services, as follows:

     . we compete with companies offering commercial certification authority products and services, such as VeriSign, GTE Cybertrust Solutions, Baltimore Technologies and IBM;
     . we are competing with established companies, such as Security Dynamics and Network Associates, which have each announced their intention to introduce PKI products that would be integrated with their other security offerings, as well as Microsoft, which has announced its intention to offer a certificate server product building on its existing security framework in the near future;
     . other major networking vendors could, in the future, bundle digital certificates with their product offerings;
     . we expect that competition from established and emerging companies in the financial and telecommunications industries will also increase in the near term; and
     . certain of our primary long-term competitors may not yet have entered the market.

     Increased competition could result in pricing pressures, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which could have a serious adverse effect on our business, financial condition and results of operations. A more detailed discussion regarding our competition appears in Item 1 of Part I of this Form 10-K.

Our Industry is Subject to Rapid Technological Change

     The emerging market for network security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards.

     The emerging nature of this market and its rapid evolution will require us to improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, and to be first to market with new products and services or enhancements to existing products and services. Our failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse effect on our business, financial condition and results of operations.

Our Industry Faces Strict Regulation

     Certain of our products are subject to export controls under laws of the U.S., Canada and other countries, and we believe that we have obtained all necessary export approvals. There can be no assurance, however, that the list of products and countries for which exports are restricted, and the regulatory policies with respect thereto, will not be revised from time to time. Our inability to obtain required government approvals under these regulations could adversely affect our ability to sell products abroad or make products available for sale via international computer networks such as the Internet. Furthermore, U.S. governmental controls on the exportation of encryption products and technology may in the future restrict our ability to freely export some of our products with the most powerful information security encryption technology. We are currently authorized under exemptions contained in an interim U.S. export procedure to export products with encryption technology that is more powerful than would be permitted in the absence of such authorization. There can be no assurance that the interim regulations will not be modified, and that we will continue to meet the qualifications for exemption thereunder. Furthermore, there can be no assurance that foreign customers will seek export versions of our products. As a result, foreign competitors subject to less stringent export controls on their products may be able to compete more effectively than us in the global information security market. There can be no assurance that these factors will not have a material adverse effect on our business, financial condition or results of operations. A more detailed discussion regarding industry regulation appears in Item 1 of Part I of this Form 10-K.

We Must Manage Our Growth

     We are currently experiencing rapid growth that places a significant strain on our management and other resources. Our business has grown significantly in size and complexity over the past three years. The growth in the size and complexity of our business as well as its customer base has placed, and is expected to continue to place, a significant strain on our management and operations. In addition, certain of our senior management have had limited experience in managing publicly traded companies. We anticipate that continued growth, if any, will require us to recruit and hire a substantial number of new development, managerial, finance, sales and marketing and support personnel. We may not be successful at hiring or retaining such personnel. Our ability to compete effectively and to manage future growth, if any, will depend on, among other things:

     . our ability to continue to implement and improve operational, financial and management information systems on a timely basis; and
     .  to expand, train, motivate and manage our work force.

     Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Plano, Texas, from its research and development facility in Ottawa, Canada, may make it more difficult to manage our growth.

Possible Future Acquisitions could Impact Our Expected Results

     It is possible, as part of our future growth strategy, that we will from time-to-time acquire or make investments in companies, technologies, product solutions, or professional services offerings. With respect to these acquisitions, we would face the difficulties of assimilating their personnel and operations with our present business, and the problems of retaining and motivating key personnel from acquired businesses. In addition, these acquisitions may disrupt ongoing operations, divert management from day-to-day business, and adversely impact our results of operations. Certainly, these types of transactions often result in charges to earnings for such things as amortization of goodwill, that might arise under purchase accounting, or in-process research and development expenses.

We are a Global Company

     Entrust has experienced a degree of success in expanding sales outside of the U.S. and Canada. In 1998, 23% of our sales were derived from outside North America compared to 5% in 1997, and we expect to continue to increase our sales in international markets. In order to continue to expand international sales, we must establish additional foreign operations, hire additional personnel and establish relationships with additional partners. This expansion will require significant management attention and financial resources and could have an adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products and services. Although our international sales are primarily denominated in U.S. dollars, we may increasingly denominate sales in local foreign currencies in the future. Also, we expect to incur an increasing amount of payroll and other obligations in foreign currencies. A change in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets and could otherwise impact on our ability to meet our foreign currency denominated obligations. In addition, our international business may be subject to a variety of other risks, including:

     .  difficulties in collecting international accounts receivable;
     . difficulties in obtaining U.S. export licenses, especially for products containing encryption technology;
     .  potentially longer payment cycles for customer payments;
     . increased costs associated with maintaining international marketing efforts;
     .  introduction of non-tariff barriers and higher duty rates;
     . difficulties in enforcement of contractual obligations and intellectual property rights;
     .  difficulties managing personnel and operations in remote locations;
     . increase complexity in corporate tax structure globally; and . potential adverse impact resulting from introduction of Euro dollar currency.

     There can be no assurance that we will be able to resolve all these risks without adverse effects on our future international sales and, consequently, on our business, financial condition or results of operations.

Our Stock Price May be Volatile in Future

     The trading price of our common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as:

     .  actual or anticipated fluctuations in our operating results;
     .  announcements of technological innovations;
     .  new products or new contracts by us or our competitors;
     . developments with respect to patents, copyrights or propriety rights; . conditions and trends in the software industry;
     . changes in financial estimates by securities analysts; and . general market conditions and other factors.

     The public equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies as a group but have been unrelated to the performance of particular companies. The market price of our Common stock may be adversely affected by these broad market fluctuations, as well as:

     . shortfalls in sales or earnings as compared with securities analysts' expectations;
     . changes in such analysts' recommendations or projections; and . general economic and market conditions.

Year 2000 Compliance

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for a given year. For example, software with date-sensitive functions that is not Year 2000 Compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results

     We have developed a Year 2000 readiness plan for the current versions of its products. The plan includes assessment, implementation, validation testing, and contingency planning. We have assessed the capability of the current versions of our products sold to handle the Year 2000 and have identified the code changes (if any) required to make each of these products Year 2000 Compliant. We have a plan in place, with resources assigned, to complete any necessary code changes and testing by April 1999. The costs of this effort are not significant and are included in our operating costs. We believe that, upon completion of the updates mentioned above, our products and systems will be Year 2000 Compliant and, therefore, that the likelihood of a significant impact due to problems is remote. In addition, we expect that the cost of these projects over the next twelve months will not have a significant effect on our business, results of operations or financial condition. We continue to maintain an up-to-date listing of the Year 2000 readiness of our various products on our Web site and we plan to respond to customer concerns about prior versions of our products on a case-by-case basis.

     We have defined "Year 2000 Compliant" to mean the ability to perform date and time dependent operations between December 31, 1999, and January 1, 2000, without any significant, service affecting non-conformances to the accompanying user documentation. This does not, however, mean that the software will be free of all defects, errors or inaccuracies. The definition of Year 2000 Compliant assumes that our software products receive accurate and correctly formatted date and time information from the underlying operating system, firmware, hardware and any other software with which our products interact. Year 2000 Compliance also assumes that our customers continue to contract for maintenance and support of our products. We have not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, but we are seeking assurances from our vendors that licensed software is Year 2000 Compliant. We believe that due to the relatively small third-party component, the likelihood of a significant impact is remote. We also have not tested our products on all platforms or all versions of operating systems that we currently support and have advised our customers to verify that their platforms and operating systems support the transition to the year 2000. We are preparing a contingency plan for unanticipated product failures which we anticipate completing by mid-1999.

        Our internal systems include both its information technology ("IT") and non-IT systems. We completed an assessment of our material internal IT systems during 1998 and expect to complete an assessment of our non-IT systems in the first half of 1999. With respect to the IT systems, we have applied available software updates and "patches" as required by our vendors to make their software Year 2000 Compliant. Certain vendors have yet to provide such updates to their software. However, these updates will be made as the software is available or an alternate source will be found for the required functionality. In addition, we plan to test our internal computing environment for Year 2000 Compliance in the third quarter of 1999. To the extent that we are not able to test certain technology provided by third-party vendors, we are seeking assurances from our vendors that their systems are Year 2000 Compliant. We are obtaining these assurances in writing from published vendor materials and expect this activity to be completed in the first half of 1999. Although we are not currently aware of any significant operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems. We are preparing a contingency plan for unanticipated system failures which we anticipate completing by mid-1999.

     We do not have any information concerning the Year 2000 Compliance status of our customers. As is the case with other similarly situated software companies, if our current or future customers fail to achieve Year 2000 Compliance, our business, results of operations or financial condition could be significantly adversely affected. Furthermore, the purchasing patterns of our customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 Compliance. These expenditures may result in reduced funds being available to our customers to implement or to purchase our products. This would have a significant adverse effect on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and short-term investments, in investments that
are designed to preserve principal, maintain liquidity and maximize return.   We
actively manage our investments in accordance with the objectives above. Accordingly, some of these investments are subject to market risk; whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash and cash equivalents, and short-term investments with high quality financial institutions and investment managers. We also restrict the investments to securities with short-term maturities, such that, at December 31, 1998, all of our short-term investments had maturities of less than one year from that date.

     The following table presents the cash and cash equivalents and short-term investments that we held at December 31, 1998, that would have been subject to market risk, and the related ranges of maturities as of that date:

                                                                                                MATURITY
                                                                                             (in thousands)
                                                                            Within 3 Months    3-6 Months    6-12 Months
                                                                            ---------------   ------------  --------------
Investments classified as cash and cash equivalents.......................           $109             -                -
Investments classified a short-term investments...........................        $27,800       $45,191           $4,364
                                                                                  -------       -------          -------
  Total...................................................................        $27,909       $45,191           $4,364
                                                                                  =======       =======          =======
Fair Value................................................................        $27,909       $45,191           $4,364
                                                                                  =======       =======          =======

Risk Associated with Exchange Rates

     We are subject to foreign currency exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, and Switzerland. However, this exposure is considered to be minimal due to the fact that the United Kingdom and Swiss operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

     As a result, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth in the index to Consolidated Financial Statements at Item 14 and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers and Directors -- The information in the section entitled "Executive Officers and Directors of the Registrant" in Part I hereof is incorporated herein by reference.

(b) Directors -- The information in the section entitled "Directors and Nominees for Director" in the Proxy Statement is incorporated herein by reference.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the sections entitled "Compensation of Executive Officers," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section entitled "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

     1. Consolidated Financial Statements. The following consolidated financial statements of Entrust Technologies Inc. are filed as part of this Form 10-K on the pages indicated:

ENTRUST TECHNOLOGIES INC.                                                                                   Page
                                                                                                           -------
Independent Auditors' Report.............................................................................       34
Consolidated Balance Sheets as of December 31, 1997 and 1998.............................................       35
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998...............       36
Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for the years ended December 31, 1996, 1997 and 1998..................................................       37
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...............       39
Notes to Consolidated Financial Statements...............................................................       40

     2. Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                      ENTRUST TECHNOLOGIES INC.
                                      -------------------------
                                            (Registrant)

                                        By: /s/ John A. Ryan
                                        --------------------
                                             John A. Ryan
                                 President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1999.

            Signature                                  Title
            ---------                                  -----


/s/ John A. Ryan             President, Chief Executive Officer and Director
----------------             (Principal Executive Officer)
John A. Ryan

/s/ Michele L. Axelson       Senior Vice President and Chief Financial Officer
----------------------       (Principal Financial and Accounting Officer)
Michele L. Axelson

/s/ F. William Conner        Chairman of the Board
---------------------
F. William Conner

/s/ Frank A. Dunn            Director
-----------------
Frank A. Dunn

/s/ Robert S. Morris         Director
--------------------
Robert S. Morris

/s/ Terrell B. Jones         Director
--------------------
Terrell B. Jones

                          INDEPENDENT AUDITORS' REPORT


To the Directors and Shareholders of Entrust Technologies Inc:

     We have audited the consolidated balance sheets of Entrust Technologies Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entrust Technologies Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/   DELOITTE & TOUCHE LLP
---------------------------
Dallas, Texas

February 5, 1999
(February 19, 1999 as to Note 11, second paragraph)

                           ENTRUST TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars, except share data)

                                                                                              December 31,
                                                                                           -------------------
                                                                                             1997       1998
                                                                                           --------   --------

                                ASSETS
Current assets:
 Cash and cash equivalents...............................................................  $ 4,025   $  3,712
 Short-term investments..................................................................    8,613     77,355
 Accounts receivable (net of allowance for doubtful accounts of $416 in 1997 and
   $753 in 1998).........................................................................    7,152     14,013
 Other receivables.......................................................................    2,089      2,102
 Prepaid expenses........................................................................      455        994
                                                                                           -------   --------
   Total current assets..................................................................   22,334     98,176
Goodwill, net............................................................................        -      3,210
Property and equipment, net..............................................................    1,680      4,874
Other long-term assets...................................................................      743      1,569
                                                                                           -------   --------
   Total assets..........................................................................  $24,757   $107,829
                                                                                           =======   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................................................  $ 1,236   $  7,187
 Accrued liabilities.....................................................................    2,066      4,992
 Deferred income.........................................................................    3,068      7,791
 Due to related party....................................................................    2,257        768
                                                                                           -------   --------
   Total current liabilities.............................................................    8,627     20,738
Long-term debt and other long-term liabilities...........................................    1,468         32
                                                                                           -------   --------
   Total liabilities.....................................................................   10,095     20,770
                                                                                           -------   --------
Shareholders' equity:
 Preferred stock, par value $0.01 per share; 5,000,000 authorized; none issued and
   outstanding...........................................................................        -          -
 Common stock:
   Common, par value $0.01 per share; 100,000,000 authorized; none and 42,492,681
     issued and outstanding shares at December 31, 1997 and 1998, respectively...........        -        425
   Series A common, par value $0.01 per share; 100,000,000 authorized;
     20,300,000 and none issued and outstanding shares at December 31, 1997 and 1998,
     respectively........................................................................      203          -
   Series B common, par value $0.01 per share; convertible and exchangeable;
     260,000 authorized; 221,052 and none issued and  outstanding shares at December 31,
     1997 and 1998, respectively.........................................................        2          -
   Series B, non-voting common, par value $0.01 per share; exchangeable;
     260,000 authorized; 38,948 and none issued and outstanding shares at
     December 31, 1997 and 1998, respectively............................................        -          -
 Special voting stock, par value $0.01 per share; exchangeable; 15,000,000 authorized;
   7,700,000 and 5,157,289 issued and outstanding shares at December 31, 1997 and 1998,
   respectively..........................................................................       77         52
 Additional paid-in capital..............................................................    15,744    112,483
 Unearned deferred compensation..........................................................         -       (635)
 Accumulated other comprehensive loss....................................................       (15)       (89)
 Accumulated deficit.....................................................................    (1,349)   (25,177)
                                                                                           -------   --------
   Total shareholders' equity............................................................   14,662     87,059
                                                                                           -------   --------
   Total liabilities and shareholders' equity............................................  $24,757   $107,829
                                                                                           =======   ========

          See accompanying notes to consolidated financial statements.

                           ENTRUST TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands of dollars, except share and per share data)


                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                   1996        1997          1998
                                                                  -------  ------------  ------------
Revenues:
  License.......................................................  $ 8,689  $    16,486   $    36,773
  Services and maintenance......................................    4,113        8,520        12,215
                                                                  -------  -----------   -----------
           Total revenues.......................................   12,802       25,006        48,988
                                                                  -------  -----------   -----------
Cost of revenues:
  License.......................................................      393          502         1,985
  Services and maintenance......................................    3,157        4,414         7,546
                                                                  -------  -----------   -----------
           Total cost of revenues...............................    3,550        4,916         9,531
                                                                  -------  -----------   -----------
Gross profit....................................................    9,252       20,090        39,457
                                                                  -------  -----------   -----------
Operating expenses:
  Sales and marketing...........................................    3,858       11,193        26,802
  Research and development......................................    2,874        5,692        12,840
  General and administrative....................................    2,464        3,695         5,046
  Acquired in-process research and development
     and goodwill amortization..................................        -            -        20,564
                                                                  -------  -----------   -----------
           Total operating expenses.............................    9,196       20,580        65,252
                                                                  -------  -----------   -----------
Income (loss) from operations...................................       56         (490)      (25,795)
Interest income.................................................        -          723         1,807
                                                                  -------  -----------   -----------
Income (loss) before benefit for income taxes...................       56          233       (23,988)
Benefit for income taxes........................................      331          281           160
                                                                  -------  -----------   -----------
Net income (loss)...............................................  $   387  $       514   $   (23,828)
                                                                  =======  ===========   ===========
Net income (loss) per share:
  Basic.........................................................        -        $0.02        $(0.68)
  Diluted.......................................................        -        $0.01        $(0.68)
Weighted average common shares used in per share computations:
  Basic.........................................................        -   30,700,000    35,254,735
  Diluted.......................................................        -   41,742,972    35,254,735



          See accompanying notes to consolidated financial statements.

                           ENTRUST TECHNOLOGIES INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

              for the years ended December 31, 1996, 1997 and 1998
                  (in thousands of dollars, except share data)


                                                                                                                      Series B
                                                                     Series A                 Series B               Non-Voting
                                            Common                    Common                   Common                  Common
                                            Stock                     Stock                    Stock                   Stock
                                    ----------------------   -----------------------    --------------------   -------------------
                                      Shares       Amount       Shares      Amount        Shares     Amount     Shares     Amount
                                    ----------  ----------   -----------  ----------    ----------  --------   ---------  --------
Balances at December 31, 1995.....         --   $      --            --   $      --            --   $     --         --   $    --
 Change in shareholder's net
  investment......................         --          --            --          --            --         --         --        --
 Comprehensive income:
  Net income and total
   comprehensive income...........         --          --            --          --            --         --         --        --
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31,  1996....         --          --            --          --            --         --        --         --
 Series A common shares issued....         --          --    20,300,000         203            --         --        --         --
 Special Voting shares issued.....         --          --            --          --            --         --        --         --
 Series B common shares issued....         --          --            --          --       221,052          2        --         --
 Series B Non-Voting common shares
     issues.......................         --          --            --          --            --         --    38,948         --
 Share capital issuance costs.....         --          --            --          --            --         --        --         --
 Change in shareholder's net
  investment......................         --          --            --          --            --         --        --         --
 Comprehensive income (loss):
  Net income......................         --          --            --          --            --         --        --         --
  Translation adjustment..........         --          --            --          --            --         --        --         --
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997.....         --          --    20,300,000         203       221,052          2    38,948         --
 Series A common shares issued on.
     option exercise..............         --          --        14,346          --            --         --        --         --
 Unearned compensation related to
     stock options granted........         --          --            --          --            --         --        --         --
 Deferred compensation earned.....         --          --            --          --            --         --        --         --
 Series A common shares converted. 20,314,346         203   (20,314,346)       (203)           --         --        --         --
 Series B common shares converted. 13,063,836         131            --          --      (221,052)        (2)  (38,948)        --
 Special voting shares exchanged..  2,542,711          25            --          --            --         --        --         --
 Redeemable series A common shares
     issued and converted.........  1,167,288          12            --          --            --         --        --         --
 Common shares issued.............  5,400,000          54            --          --            --         --        --         --
 Common shares issuance costs.....         --          --            --          --            --         --        --         --
 Common shares issued on option
     exercise.....................       4,500         --            --          --            --         --        --         --
 Comprehensive income (loss):
  Net income......................         --          --            --          --            --         --        --         --
  Translation adjustment..........         --          --            --          --            --         --        --         --
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998..... 42,492,681        $425            --       $  --            --      $  --        --      $  --
                                   ==========      ======   ===========      ======      ========     ======   =======     ======


                                            Special         Additional
                                            Voting           Paid-In
                                            Stock            Capital
                                     --------------------  -----------
                                        Shares     Amount
                                     -----------  -------
Balances at December 31, 1995.....           --   $   --       $   --

Change in shareholders' net
investment........................           --       --           --
 Comprehensive income:
  Net income and total
   comprehensive income...........           --       --           --
---------------------------------------------------------------------

Balances at December 31,  1996....           --       --           --
 Series A common shares issued....           --       --         (173)
 Special Voting shares issued.....    7,700,000       77          (66)
 Series B common shares issued....           --       --       15,302
 Series B Non-Voting common shares
     issues.......................           --       --        2,696
 Share capital issuance costs.....           --       --       (2,015)
 Change in shareholder's net
     investment...................           --       --           --
 Comprehensive income (loss):
  Net income......................           --       --           --
  Translation adjustment..........
---------------------------------------------------------------------

Balances at December 31, 1997.....    7,700,000       77       15,744
 Series A common shares issued on.
     option exercise..............           --       --           31
 Unearned compensation related to
     stock options granted........           --       --          784
 Deferred compensation earned.....           --       --           --
 Series A common shares converted.           --       --           --
 Series B common shares converted.           --       --         (129)
 Special voting shares exchanged..   (2,542,711)     (25)          --
 Redeemable series A common shares
     issued and converted.........           --       --       17,001
 Common shares issued.............           --       --       86,346
 Common shares issuance costs.....           --       --       (7,302)
 Common shares issued on option
     exercise.....................           --       --            8
 Comprehensive income (loss):
  Net income......................           --       --           --
  Translation adjustment..........           --       --           --
---------------------------------------------------------------------

Balances at December 31, 1998.....    5,157,289     $ 52     $112,483
                                     ==========   ======     ========


         See accompanying notes to consolidated financial statements.

                           ENTRUST TECHNOLOGIES INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME (Continued)

             for the years ended December 31, 1996, 1997 and 1998
                 (in thousands of dollars, except share data)

                                                                Accumulated Other                      Comprehensive     Total
                                           Unearned Deferred      Comprehensive    Accumulated Income     Income      Shareholders'
                                              Compensation            Loss            (Deficit)           (Loss)        Equity
                                              ------------            ----            ---------           ------        ------
Balances at December 31, 1995..............        $    --            $     --         $  1,672                      $  1,672
  Change in shareholder's net investment...             --                  --           (2,119)                       (2,119)
  Comprehensive income:
      Net income and total comprehensive
      income...............................             --                 --               387      $    387             387
                                                                                                     ========
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996..............             --                  --              (60)                          (60)
 Series A common shares issued.............             --                  --               --                            30
 Special Voting shares issued..............             --                  --               --                            11
 Series B common shares issues.............             --                  --               --                        15,304
 Series B Non-Voting common shares issues..             --                  --               --                         2,696
 Share capital issuance costs..............             --                  --               --                        (2,015)
 Change in shareholder's net investment....             --                  --           (1,803)                       (1,803)
 Comprehensive income (loss):
     Net income............................             --                  --              514      $    514             514
     Translation adjustment................             --                 (15)              --           (15)            (15)
-------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income............                                                          $    499
                                                                                                     ========
Balances at December 31, 1997..............             --                 (15)          (1,349)                       14,662
 Series A common shares issued on option
     exercise..............................             --                  --               --                            31
 Unearned compensation related to stock
     options granted.......................           (784)                 --               --                            --
 Deferred compensation earned..............            149                  --               --                           149
 Series A common shares converted..........             --                  --               --                            --
 Series B common shares converted..........             --                  --               --                            --
 Special voting shares exchanged...........             --                  --               --                            --
 Redeemable series A common shares
     issued and converted..................             --                  --               --                        17,013
 Common shares issued......................             --                  --               --                        86,400
 Common shares issuance costs..............             --                  --               --                        (7,302)
 Common shares issued on option
     exercise..............................             --                  --               --                             8
 Comprehensive income (loss):
     Net income............................             --                  --          (23,828)     $(23,828)        (23,828)
     Translation adjustment................             --                (74)               --           (74)            (74)
-----------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income............                                                          $(23,902)
                                                                                                     ========
Balances at December 31, 1998..............          $(635)           $   (89)         $(25,177)                     $ 87,059
                                             =============   =================         ========                      ========


          See accompanying notes to consolidated financial statements.

                           ENTRUST TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)



                                                                                                Year Ended December 31,
                                                                                        --------------------------------------------

                                                                                             1996            1997           1998
                                                                                        --------------  -------------  -------------

Cash flows from operating activities:
 Net income (loss)...................................................                       $   387        $  514        $  (23,828)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Depreciation and amortization......................................                           204           360             1,261
  Adjustment to cumulative translation account.......................                            --           (15)              (74)
  Deferred income taxes..............................................                             4          (743)             (143)
  Deferred compensation earned.......................................                            --            --               149
  Acquired in-process research and
    development......................................................                            --            --            20,208
Changes in operating assets and liabilities:
    Increase in accounts receivable..................................                          (967)       (4,665)           (6,212)
    Increase in other receivables....................................                            --        (2,089)             (125)
    Increase in prepaid expenses.....................................                           (40)         (400)             (504)
    Increase in other assets.........................................                            --            --              (178)
    Increase in accounts payable.....................................                           647           335             4,755
    Increase in accrued liabilities..................................                           891         1,121             1,998
    Increase in deferred income......................................                         1,686         1,186             4,573
    Increase (decrease) due to related party.........................                            --         2,257            (2,588)

                                                                                           --------       -------        ----------
  Net cash provided by (used in) operating
    activities.......................................................                         2,812        (2,139)             (708)

                                                                                           --------       -------        ----------
Cash flows from investing activities:
 Purchases of property and equipment.................................                          (693)         (895)           (3,791)
 Purchases of short-term investments.................................                            --       (12,308)         (145,188)
 Dispositions of short-term investments..............................                            --         3,695            76,446
 Investment in Entrust Japan, at cost................................                            --            --              (393)
 Payment on purchase of r3 Security
  Engineering AG.....................................................                            --            --            (4,391)

                                                                                           --------       -------        ----------
  Net cash used in investing
    activities.......................................................                          (693)       (9,508)          (77,317)

                                                                                           --------       -------        ----------
Cash flows from financing activities:
 Proceeds from long-term debt........................................                            --         1,449                --
 Repayment of long-term debt.........................................                            --            --            (1,425)
 Transfers from Nortel...............................................                         9,716            --                --
 Transfers to Nortel.................................................                       (11,835)       (1,803)               --
 Proceeds from exercise of stock options.............................                            --            --                39
 Proceeds from issuance of 5,400,000 common shares,
  net of issuance costs of $7,302.............................                                   --            --            79,098
 Proceeds from issuance of common and special
  voting stock, net of issuance costs of $2,015......................                            --        16,026                --
                                                                                           --------       -------        ----------
  Net cash provided by (used in) financing
       activities....................................................                        (2,119)       15,672            77,712
                                                                                           --------       -------        ----------
Net change in cash and cash equivalents..............................                            --         4,025              (313)

Cash and cash equivalents at beginning of year.......................                            --            --             4,025
                                                                                           --------       -------        ----------
Cash and cash equivalents at end of year.............................                       $    --        $4,025         $   3,712
                                                                                           ========       =======        ==========
Non-cash investing and financing activities:
 Issuance of redeemable Series A common stock
  (and subsequent conversion into common stock)
  related to the acquisition of r3 Security
  Engineering AG.....................................................                       $    --        $   --         $  17,013
                                                                                           ========       =======        ==========

         See accompanying notes to consolidated financial statements.

                           ENTRUST TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands of dollars, except share and per share data)

1. Background and Basis of Presentation

Background

  In January 1994, Northern Telecom Limited, and its subsidiary Northern Telecom Inc. (collectively ''Nortel''), established the Secure Networks group (the ''Division'') to pursue the development and sales of public key infrastructure (''PKI'') products. PKI products combine powerful public key data encryption technology with transparent, life cycle digital certificate management to enable users to communicate securely over public and private networks.

  During 1996, Nortel announced its intention to create a separate company, Entrust Technologies Inc. (the ''Company'') consisting of the operations of the Division (the ''Separation''). The Company was incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel. At the close of business on December 31, 1996, Nortel transferred to the Company certain of the assets and liabilities, intellectual property, rights, licenses and contracts of the Division of Nortel.

  In exchange, Nortel received 20,300,000 shares of the Company's Series A Common stock, 7,700,000 shares of the Company's Special Voting stock, and cash consideration. At the close of business on December 31, 1996, the Company issued 260,000 shares of its Series B common stock in a private placement for $100 per share less underwriting costs and commissions of $7.75 per share. After the completion of the private placement, Nortel owned approximately 73.0% of the outstanding shares of the Company's common stock assuming conversion of the Series B common stock and Series B Non-Voting common stock into an aggregate of 13,063,836 shares of Series A common stock.

  On August 21, 1998, the Company closed its initial public offering ("IPO"), issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79.1 million. See note 8 for further detail regarding changes in the issued capital of the Company. Immediately following the IPO, Nortel owned approximately 55.3% of the Company's Common stock.

Basis of presentation

  The historical comparative year results, comprising the statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996, represent the operations of the Division transferred to the Company from Nortel in the Separation (the ''Company Business''). These historical results of the Division present the financial position of the Division as a separate reporting entity independent of Nortel and its subsidiaries, as if the Division was a stand-alone entity for that period. The 1996 consolidated financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company Business. Changes in shareholder's net investment in 1996 represent Nortel's contribution of its net investment after giving effect to the net income (loss) of the Division and net cash transfers to or from the Division. The shareholder's net investment was not transferred to the Company as part of the Separation.

  The 1996 consolidated financial statements, presented here for comparison purposes, include certain Nortel corporate costs that were allocated to the Division using procedures deemed appropriate for the nature of the expenses involved. The procedures utilized various allocation bases such as invested net assets, number of employees and related payroll costs, and direct effort expended. Management believes that the allocations reflected in the 1996 consolidated financial statements are reasonable, but they were not necessarily indicative of the costs that would have been incurred had the Division
functioned as a stand-alone company.   No Nortel corporate costs were allocated
to the Company, in this way, in the years ended December 31, 1997 and 1998. After the Separation, Nortel continued to provide certain ''corporate'' services to the Company. Fees charged for such services are based on Nortel's internal usage-based fee structures where applicable or Nortel's direct cost of services, including total compensation and out-of-pocket expenses.

2. Significant Accounting Policies

Consolidation

     The consolidated financial statements of the Company include the accounts of its majority-owned Canadian subsidiary, Entrust Technologies Limited, its wholly-owned U.K. subsidiary, Entrust Technologies (UK) Limited and, its wholly-owned Swiss subsidiary, r3 Security Engineering AG. The minority interest in the Canadian subsidiary has been insignificant to date. All significant intercompany transactions and accounts are eliminated in consolidation.

Translation of foreign currencies

     The accounts of the Company's subsidiaries have been translated into U.S. dollars. Assets and liabilities have been translated at the exchange rates in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at average rates for the period. The resulting translation adjustments are included in comprehensive income as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the determination of net income and are not material.

     The Company does not use hedging or derivatives and, as a result, may be exposed to currency translation adjustments in the future. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations.

Revenue recognition

     The Company generates revenues primarily from licensing the rights to its software products to end-users and from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support (''maintenance''). In October 1997, the AICPA issued Statement of Position (''SOP'') No. 97-2, ''Software Revenue Recognition'', which the Company adopted, effective January 1, 1998. Such adoption had no effect on the Company's method of recognizing revenues. Prior to 1998, the Company's revenue recognition policy was in accordance with the provisions of the preceding authoritative guidance provided by SOP 91-1 ''Software Revenue Recognition''.

     Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations and collection of the receivable is probable.

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

     The Company uses the percentage of completion method to account for large custom development contracts. Under this method, the Company recognizes revenue and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis.

     Revenues from maintenance are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance to customers.

Cost of revenues

     Cost of licenses includes the cost of media, product packaging, documentation and other production costs and third-party royalties.

     Cost of services and maintenance consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, including the cost of third-party consultants engaged by the Company.

Research and development costs

     To date the Company has not capitalized any software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed". The Company has defined attainment of technological feasibility as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs that were eligible for capitalization were insignificant.

Property and equipment

     Property and equipment is stated at cost. Depreciation is calculated generally using the straight-line method over the estimated useful lives of the assets. The expected useful lives of the furniture and fixtures, computer and telecom equipment and software is three to five years and the remaining term of the facility lease for leasehold improvements.

     When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

     Assets are reviewed for impairment on the basis of undiscounted cash flows. If the cash flows are less than the asset's carrying value, the asset is written down to its fair value.

Goodwill and other assets

     Goodwill is stated net of accumulated amortization of $356 at December 31, 1998. Goodwill is being amortized on a straight-line basis over five years. Included in other assets is an investment of $393, which represents a 10% ownership interest in Entrust Japan.

Other receivables

     Other receivables include federal income tax and Canadian goods and services tax refunds of $1,644 and $973 at December 31, 1997 and 1998, respectively. Other receivables also includes work-in-process relating to a long-term percentage-of-completion contract of $432 and $826 at December 31, 1997 and 1998, respectively.

Cash and cash equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are maintained with a bank and a brokerage institution. Prior to January 1, 1997, the Company, as a division of Nortel, participated in the Nortel cash management system and, accordingly, did not maintain cash balances other than minimal amounts.

Short-term investments

     Short-term investments consist of investments in a strategic cash management account. This account is invested primarily in securities guaranteed by the U.S. government or its agencies and highly rated municipal and corporate bonds with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments and stated at amortized cost. At December 31, 1997 and 1998, the amortized cost of the Company's investments approximated fair value.

     The Company's investments consist of the following:

                                                           December 31, 1997                  December 31, 1998
                                                     ------------------------------  -----------------------------------
                                                                      Maturity of                         Maturity of
                                                       Amortized      Securities        Amortized         Securities
                                                         Cost         Within One          Cost            Within One
                                                         Basis           Year             Basis              Year
                                                     -------------  ---------------  ----------------  -----------------
Foreign debt securities............................         $1,011           $1,011           $    --            $    --
Municipal debt securities..........................          3,686            3,686                --                 --
U.S. government agency debt securities.............          3,916            3,916             7,825              7,825
Corporate debt securities..........................             --               --            69,530             69,530
                                                            ------           ------           -------            -------
                                                            $8,613           $8,613           $77,355            $77,355
                                                            ======           ======           =======            =======

Stock based compensation

     Stock based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 9 the required pro forma effect on net income and earnings per share.

Income taxes

  The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for accounting purposes, and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in statutory tax rates is recognized in net income in the year of change. A valuation allowance is recorded for those deferred income tax assets whose recoverability is not
sufficiently likely.   As the Company operated as a division of Nortel in 1996,
it did not file separate income tax returns. Income tax expense has been estimated based upon an application of Nortel's effective tax rate for that period.

Net income (loss) per share

  Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during 1997 and 1998. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the year ended December 31, 1998, the antidilutive effect excluded from the diluted net loss per share computation due to the exchangeable Special Voting stock outstanding was 6,767,673 shares, conversion rights of Series B was 1,687,096 shares, and options to purchase Common stock was 5,437,769 shares.

  Net income (loss) per share has been calculated as follows:

                                                                                                          December 31,
                                                                                                  --------------------------
                                                                                                       1997          1998
                                                                                                    -----------  ------------
  Net income (loss) available to common shareholders (in thousands)...............................  $       514  $   (23,828)
                                                                                                    ===========  ===========
  Weighted average common shares outstanding:
  Basic:
    Basic weighted average common shares outstanding..............................................   30,700,000   35,254,735
                                                                                                    -----------  -----------
    Basic net income (loss) per share.............................................................  $      0.02  $     (0.68)
                                                                                                    ===========  ===========
  Diluted:
    Basic weighted average common shares outstanding..............................................   30,700,000   35,254,735
                                                                                                    -----------  -----------
    Exchange rights on Special Voting stock.......................................................    7,700,000          N/A
    Additional conversion rights of Series B Voting and Non-Voting common stock...................    2,663,836          N/A
    Net effect of dilutive options using the treasury stock method................................      679,136          N/A
                                                                                                    -----------  -----------
         Subtotal.................................................................................   11,042,972          N/A
                                                                                                    -----------  -----------
    Diluted weighted average common shares outstanding............................................   41,742,972   35,254,735
                                                                                                    ===========  ===========
    Diluted net income (loss) per share...........................................................  $      0.01  $     (0.68)
                                                                                                    ===========  ===========

Concentration of credit risk

  Financial instruments that potentially subject the Company to market and credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company has investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as credit worthy. The Company maintains its cash equivalents, and short-term investments, with high quality financial institutions and investment managers. The Company performs periodic reviews of the credit standing of its investments and the financial institutions managing those investments.

  The Company's customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 55% and 45% of accounts receivable as of December 31, 1997 and 1998 respectively. The Company performs ongoing credit evaluations of its customers, and generally, does not require collateral from its customers to support accounts receivable. Requests to extend significant credit to customers are reviewed and approved by senior management. The Company maintains an allowance for potential losses due to credit risk, but has not experienced significant write-offs. Management believes that the reserves for losses are adequate. The following table summarizes the changes in the allowance for doubtful accounts:

                                                                                                  December 31,
                                                                                              ---------------------
                                                                                                 1997       1998
                                                                                              ----------  ---------
Allowance for doubtful accounts, beginning of period........................................       $ 129      $ 416
Additional provision, net...................................................................         287        337
                                                                                                   -----      -----
Allowance for doubtful accounts, end of period..............................................       $ 416      $ 753
                                                                                                   =====      =====

  The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, Germany, Switzerland and the United Kingdom. Management periodically reviews the potential financial impact of this risk and currently believes that the Company is not subject to significant potential losses as a result.

Recent pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires that certain costs related to the development or purchase of internal use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective beginning in 1999. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes
accounting and reporting standards for derivative instruments.   SFAS No. 133 is
effective beginning in 2000. The Company currently does not use hedging or derivatives and, as a result, does not anticipate any impact on the financial statements.

     In December 1998, the AICPA issued SOP No. 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP No. 98-9"). SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement, whereby the total fair value of undelivered elements is deferred and recognized in accordance with the provisions of SOP No. 97-2, "Software Revenue Recognition". The Company will be required to implement the provisions of SOP No. 98-9 beginning in 2000. The Company does not expect the adoption of SOP No. 98-9 to have a material impact on its results of operations.

Use of estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITION OF r3 SECURITY ENGINEERING AG AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     On June 8, 1998, the Company completed the acquisition of r3 Security Engineering AG (''r3''), a company based in Zurich, Switzerland which provides consulting, applied research and product development services related to
commercial security and encryption solutions.   The Company acquired all the
outstanding shares of r3 for an aggregate purchase price of $23,774, which included approximately $4,391 in cash, $17,013 representing 1,167,288 shares of Redeemable Series A common stock (subsequently converted into Common stock upon the closing of the Company's initial public offering), approximately $994 in assumed net liabilities and acquisition expenses, and approximately $1,376 of adjustments to the June 8, 1998 opening balance sheet of r3 to record the acquired assets and liabilities at fair value.

     This acquisition has been accounted for under the purchase method of accounting. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets which indicated approximately $20,208 of the acquired intangible assets consisted of in-process product development. The development of these projects had not reached technological feasibility and the technology has no alternative future use . Further, management estimates that related development costs will continue to be incurred and, accordingly, the $20,208 was included as an expense in the consolidated statement of operations for the year ended December 31, 1998. Goodwill of $3,566 was recorded as a result of this acquisition.

     The following unaudited pro forma data summarize the combined results of operations of Entrust Technologies Inc. and r3 as if the acquisition had taken place as of the beginning of the years presented, and accordingly, excludes the $20,208 write-off of in-process research and development in 1998 as it would have been a charge to beginning retained earnings, and includes a full year of goodwill amortization for each year presented.

                                                                                                    Year ended December 31,
                                                                                                    -----------------------
                                                                                                       1997         1998
                                                                                                    ----------  -----------
    Revenues........................................................................................  $28,635      $50,589
                                                                                                      =======      =======
    Net loss........................................................................................     (705)      (4,923)
                                                                                                      =======      =======
    Basic and diluted net loss per share............................................................    (0.02)       (0.14)
                                                                                                      =======      =======

4.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:

                                                                                                        December 31,
                                                                                                    ------------------
                                                                                                       1997      1998
                                                                                                    --------  --------
   Computer and telecom equipment...................................................................  $1,491   $ 3,345
   Furniture and fixtures...........................................................................      86     1,180
   Leasehold improvements...........................................................................     639     1,504
   Internal-use software............................................................................     218       668
                                                                                                      ------   -------
                                                                                                       2,434     6,697
   Less:   accumulated depreciation and amortization................................................    (754)   (1,823)
                                                                                                      ------   -------
   Total property and equipment, net................................................................  $1,680   $ 4,874
                                                                                                      ======   =======


5.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                                                        December 31,
                                                                                                    ------------------
                                                                                                       1997     1998
                                                                                                      -------  -------
   Payroll and related benefits.....................................................................   $1,532   $3,127
   Other............................................................................................      534    1,865
                                                                                                       ------   ------
                                                                                                       $2,066   $4,992
                                                                                                       ======   ======

6.  LONG-TERM DEBT

    At December 31, 1997, the Company had an installment note with a financial institution for $1,449. This obligation was unsecured with interest at an effective rate of 6.9% per annum and was retired in 1998.

7.   INCOME TAXES

  The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes. 1996 figures are estimated on a pro forma basis for comparative purposes.

                                                                                                   Year ended December 31,
                                                                                                ---------------------------
                                                                                                   1996     1997     1998
                                                                                                  -------  ------  ---------
  Income (loss) before income taxes
     United States..............................................................................   $  (8)  $   2   $(22,108)
     Foreign....................................................................................      64     231     (1,880)
                                                                                                   -----   -----   --------
                                                                                                   $  56   $ 233   $(23,988)
                                                                                                   =====   =====   ========
  (Provision) benefit for income taxes
     Current:
        Federal.................................................................................   $  --   $(337)  $    140
        State and local.........................................................................      --     (76)        79
        Foreign.................................................................................     331     (49)      (202)
                                                                                                   -----   -----   --------
                                                                                                     331    (462)        17
                                                                                                   -----   -----   --------
     Deferred:
        Federal.................................................................................      --     119        (52)
        State and local.........................................................................      --      28          7
        Foreign.................................................................................             596        188
                                                                                                   -----   -----   --------
                                                                                                      --     743        143
                                                                                                   -----   -----   --------
  Total benefit for income taxes................................................................   $ 331   $ 281   $    160
                                                                                                   =====   =====   ========

  A reconciliation between income taxes computed at the federal statutory rate and income tax benefit is shown below:

                                                                                            Year ended December 31,
                                                                                    -------------------------------------
                                                                                         1996        1997         1998
                                                                                      ----------  -----------  -----------
Income tax (provision) benefit at federal statutory rate............................      $ (19)       $ (79)     $ 8,156
State and local taxes, net of federal benefits......................................         --          (48)          57
Foreign earnings benefit (tax) at different rate....................................         (6)          15           80
Acquired in-process research and development and other expenses
    not deductible for tax purposes.................................................         --           --       (6,913)
Valuation allowances on benefit of tax losses.......................................         --           --       (1,220)
Foreign research and development tax credits utilized...............................        331          393           --
Utilization of tax loss carry-forwards..............................................         25           --           --
                                                                                          -----        -----      -------
Total benefit for income taxes......................................................      $ 331        $ 281      $   160
                                                                                          =====        =====      =======


     Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company's net deferred tax benefits (liabilities) are as follows:

                                                                                                      December 31,
                                                                                                  -----------------------
                                                                                                     1997         1998
                                                                                                  -----------  ----------
Current asset:
      Accruals and valuation allowances not currently deductible...........................            $   -      $   157
      Deferred income currently taxable....................................................              347          426
                                                                                                       -----      -------
         Total.............................................................................              347          583
                                                                                                       -----      -------
Non-current asset (liability):
      Accelerated depreciation for tax purposes............................................               (7)         (34)
      United States and Foreign NOL carry-forwards.........................................                -        1,220
      Valuation allowance..................................................................                -       (1,220)
      Foreign research and development tax credit carry-forwards...........................              384        1,307
      Valuation allowance..................................................................                -         (989)
                                                                                                       -----      -------
         Total.............................................................................              377          284
                                                                                                       -----      -------
      Net deferred tax asset...............................................................            $ 724      $   867
                                                                                                       =====      =======

     As at December 31, 1998, the Company has available the following income tax carry-forwards to reduce future income tax liabilities:

                                                                                   Amount         Period Expiring
                                                                                 ----------       ---------------
Net operating losses (tax benefits):
        United States..........................................................      $  598              2018
        Foreign................................................................         622              2005
                                                                                     ------
                                                                                      1,220
Foreign research and development tax credits...................................       1,307            2007-2008
                                                                                     ------
                                                                                     $2,527
                                                                                     ======

8. CAPITAL STOCK

     On January 24, 1997, the Board of Directors declared a 10-for-1 stock split effected in the form of a stock dividend, payable to the shareholders of Series A common stock and Special Voting stock. On June 18, 1998, the Board of Directors approved an increase in the authorized number of shares of Series A common stock from 15,000,000 to 100,000,000, Preferred stock from 500,000 to 5,000,000 and Special Voting stock from 2,500,000 to 15,000,000.

     The Board of Directors also approved on June 18, 1998 a 4-for-1 stock split, effected in the form of a stock dividend payable to the shareholders of Series A common stock and Special Voting stock. In addition, the Board of Directors approved an amendment to the Company's Articles of Incorporation, which redesignated the Series A common stock as Common stock effective upon the completion of the Company's initial public offering. The consolidated financial statements have been restated to reflect the increase in the number of authorized shares and these stock splits.

     Concurrent with the closing of the initial public offering on August 21, 1998, each of the 20,314,346 outstanding shares of the Company's Series A common stock and each of the 1,167,288 outstanding shares of the Company's Redeemable Series A common stock were automatically converted into one share of Common stock. Also, the 260,000 outstanding shares of the Company's Series B (including non-voting) common stock were automatically converted into 13,063,836 shares of Common stock. Furthermore, the majority shareholder of the Company exercised its option to exchange 2,542,711 shares of the Company's Special Voting stock into the equivalent number of shares of Common stock. After this exchange, the remaining number of issued and outstanding Special Voting shares was 5,157,289.

Common Stock

     The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 100,000,000 shares of Common stock.

Series A and Series B Common Stock

     The holders of Series A and Series B common stock were entitled to one vote per share and were entitled to dividends when and if declared by the Board of Directors of the Company. The Series B Non-Voting common stock had the same rights and privileges as the Series B common stock except for the non-voting nature of the stock and it is exchangeable at the option of the holder into Series B common stock. The Company's Series B common stock and Series B Non-Voting common stock were automatically converted into 13,063,836 shares of Common stock upon completion of the public offering of the Company's Common stock. Also, the Company's Series A common stock was converted to Common stock upon completion of the public offering. As of December 31, 1998, there were no issued and outstanding shares of the Company's Series A and Series B common stock.

Redeemable Series A Common Stock

     The holders of the Redeemable Series A common stock were entitled to the same rights and privileges as the Series A common stock. The 1,167,288 of these issued and outstanding shares were converted to an equivalent number of shares of Common stock upon completion of the public offering of the Company's Common
stock.   As of December 31, 1998, there were no issued and outstanding shares of the Company's Redeemable Series A common stock.

Special Voting Stock

     The holders of the Special Voting stock also hold an equivalent number of Exchangeable shares in the Company's majority-owned subsidiary, Entrust Technologies Limited. At any time prior to December 31, 2006, the holders of the Special Voting stock have the right to exchange their shares of Special Voting stock and their Exchangeable Shares in Entrust Technologies Limited into 5,157,289 shares of Common stock. The Company generally also has the right to demand such exchange on or before December 31, 2006.

Preferred Stock

     The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as shall be determined by the Board of Directors. As of December 31, 1998, the Company had not issued any shares of Preferred stock.

9. STOCK OPTIONS

Employee Stock Option Plan

     During the year ended December 31, 1997, the Company's shareholders approved the 1996 Stock Incentive Plan (the ''Plan'') applicable to the Company's full-time employees, officers, directors, and consultants and authorized 7,228,920 shares of Series A common stock (Common stock following the Company's public offering) for issuance thereunder. In May 1998, the Company's shareholders increased the authorized number of shares available for issuance under this plan to 7,630,920. On June 18, 1998, the Company's Board of Directors approved an increase of 2,369,080 in the number of shares available under the Plan, subject to shareholder approval. In July 1998, 400,000 of the shares available for issuance under the Plan were transferred to the Employee Stock Purchase Plan. The options under the Plan are granted at the then-current fair market value of the Series A common stock (Common stock following the Company's public offering) of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years, and expire on the tenth anniversary or upon termination of employment.

  A summary of the activity under the Plan is set forth below:

                                                                                                            Options Outstanding
                                                                                                            ---------------------
                                                                                                Shares                 Weighted
                                                                                               Available   Number of    Average
                                                                                               for Grant     Shares  Exercise Price
                                                                                               ---------     ------  --------------
Balance at December 31, 1996                                                                          --          --
  Authorized................................................................................   7,228,920          --
  Granted...................................................................................  (6,628,800)  6,628,800     $ 2.16
  Forfeited.................................................................................     140,720    (140,720)      2.13
                                                                                              ----------   ---------
Balance at December 31, 1997................................................................     740,840   6,488,080       2.16
  Authorized................................................................................   2,371,080          --
  Granted...................................................................................  (1,673,016)  1,673,016      11.79
  Forfeited.................................................................................     121,324    (121,324)      4.44
  Exercised.................................................................................          --     (18,846)      2.13
                                                                                              ----------   ---------
Balance at December 31, 1998................................................................   1,560,228   8,020,926       4.13
                                                                                              ==========   =========

     The number of outstanding options exercisable into common stock was 2,887,097 at December 31, 1998. The weighted average exercise price of these exercisable outstanding options was $2.50.

     The following table summarizes information concerning currently outstanding options as at December 31, 1998:

                                                                 Options Outstanding               Options Exercisable
                                                       ----------------------------------------  ------------------------
                                                                        Weighted      Weighted                 Weighted
                                                        Number of       Average        Average    Number of     Average
                                                         Options       Remaining      Exercise     Options     Exercise
Range of Exercise Prices                               Outstanding  Contractual Life    Price     Exercisable    Price
------------------------                               -----------  ----------------  ---------   ----------- -----------
$2.13 to $2.50.......................................    6,390,314     8.2 years         $ 2.17    2,801,097       $ 2.16
$6.25................................................      624,512     9.2 years         $ 6.25         ----          N/A
$12.08 to $17.63.....................................      863,600     9.6 years         $14.47       86,000       $13.45
$19.50 to $26.25.....................................      142,500     9.9 years         $20.75         ----          N/A
                                                         ---------                                 ---------
                                                         8,020,926                                 2,887,097
                                                         =========                                 =========

Employee Stock Purchase Plan

     The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in July 1998 and approved by the stockholders of the Company in August 1998. The Purchase Plan authorized the issuance of up to a total of 400,000 shares of common stock to participating employees.

     All employees of the Company, including directors of the Company who are employees, and all employees of any participating subsidiaries whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the Purchase Plan.

     Under the terms of the Purchase Plan, the price per share paid by each participant on the last day of the Offering Period is an amount equal to 90% of the fair market value of the Common stock on either the first day or the last day of the Offering Period, whichever is lower.

     The Purchase Plan terminates on July 21, 2000 or such earlier date as the Board determines. Upon termination of the Purchase Plan all amounts in the accounts of participating employees will be promptly refunded.

Stock based compensation

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, compensation expense has been recognized for its stock-based compensation plans in the year ended December 31, 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, the Company has recorded unearned deferred compensation of $784 for the year ended December 31, 1998. This amount is being amortized over the vesting period of four years from the date of grant, with $149 amortized into compensation expense as of December 31, 1998. For all other periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant. Had compensation costs for the Company's Stock Incentive Plan been determined based on the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows, on a pro forma basis.

                                                                                         Year ended December 31,
                                                                                 -------------------------------------
                                                                                      1996         1997        1998
                                                                                   -----------  ----------  -----------
Net income (loss), as reported...................................................        $ 387    $   514     $(23,828)
Estimated additional stock based compensation costs under SFAS 123...............           --     (1,535)      (2,687)
                                                                                         -----    -------     --------
Pro forma net income (loss)......................................................        $ 387    $(1,021)    $(26,515)
                                                                                         =====    =======     ========
Basic and diluted net income (loss) per share....................................           --    $ (0.03)    $  (0.75)
                                                                                         =====    =======     ========

  The fair value of all options granted prior to the Company's initial public offering on August 17, 1998 were estimated as of the date of grant using the minimum value model. The fair value of all options granted subsequent to the Company's initial public offering were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

                                                                                         Year ended December 31,
                                                                                 ------------------------------------
                                                                                      1996        1997         1998
                                                                                   ----------  -----------  ----------
Expected option life, in years...................................................        --             6           6
Risk free interest rate..........................................................        --          6.22%       5.37%
Dividend yield...................................................................        --            --          --
Volatility.......................................................................        --            --         108%


     The weighted average fair value for stock options granted during 1997 and 1998 was $0.66 and $5.47 per option, respectively.

10. RELATED PARTY TRANSACTIONS

     Significant related party transactions with the Company's parent, Nortel, and affiliated companies, not otherwise disclosed in the financial statements, include the following.

     The Company paid $3,656 and $273 in the years ended December 31, 1996 and 1997, respectively, for research and development services provided by Bell Northern Research Ltd. (''BNR''), a subsidiary of Nortel. The research and development services and other costs of revenue were purchased at cost from BNR. Purchases from BNR are settled through the intercompany accounting system of Nortel.

     Revenues include sales to Nortel for the years ended December 31, 1996, 1997, and 1998 of $300, $495, and $1,916, respectively. Revenues for the years ended December 31, 1997 and 1998 include sales to Nortel-affiliated companies totaling $332 and $2,076, respectively. Sales to Nortel-affiliated companies were immaterial in 1996.

     During the years ended December 31, 1997 and 1998, the Company reimbursed Nortel for expenses paid by Nortel on behalf of the Company, net of revenues collected by Nortel on behalf of the Company. The net expenses reimbursed amounted to $5,610 and $1,390 for the years ended December 31, 1997 and 1998, respectively. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

     Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. At December 31, 1998, accounts receivable included $1,724 related to Nortel.

11. COMMITMENTS AND CONTINGENCIES

Lease commitments

     The Company leases administrative and sales offices and certain property and equipment under noncancellable operating leases expiring through 2003 with certain renewal options. Total rent expense under such leases for the years ended December 31, 1996, 1997, and 1998 were $100, $956, and $3,083, respectively. At December 31, 1998, the future minimum lease payments under operating leases were as follows:

1999...................................................................    3,480
2000...................................................................    3,113
2001...................................................................    2,196
2002...................................................................    1,127
Thereafter.............................................................      262
                                                                         -------
Total future minimum lease payments....................................  $10,178
                                                                         =======

Legal proceedings

     From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. On February 19, 1999, a patent infringement suit was filed against the Company. The plaintiffs have requested that the Company be enjoined from further infringement and pay damages for infringement, treble damages for
willful infringement and costs.   It is the Company's belief that the
allegations are without merit and the Company intends to vigorously defend the lawsuit. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of such legal matters will have a material adverse effect on consolidated results of operations or consolidated financial position.

12. EMPLOYEE SAVINGS PLAN

    The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching cotributions made by the Company totaled $183 and $383 for the years ended December 31, 1997 and 1998, respectively.

13. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

Segment information

     The Company conducts business in one operating segment; namely, the design, production and sale of software products and related services for encryption and digital signature. The nature of the Company's different products and services is similar and, in general, the type of customers for those products and services is not distinguishable.

     The Company does, however, prepare information for internal use by the Chief Operating Decision Maker ("CODM"), the President and Chief Executive Officer, on a geographic basis. Accordingly, under SFAS 131, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information. The Company's
CODM does not view geographic segment results below net income (loss) before income taxes and, therefore, the provision for income taxes is not broken out by geographic segment below. The accounting policies of the reportable geographic segments are the same as those described in the summary of significant accounting policies.

Geographic information



     Revenues are attributed to specific geographical areas based on where the sales order originated. Long-lived assets and total assets of the Company are those that are identified with operations in the geographic areas.

     The Company operates in three main geographic areas as follows:




                                                                        Year Ended December 31,
                                                                       --------------------------
                                                                         1996    1997      1998
                                                                       -------- -------   -------
Revenues
      United States..............................................      $ 9,758  $14,978   $25,861
      Canada.....................................................        2,571    8,669    11,832
      Europe and Asia............................................          473    1,359    11,295
                                                                       ------- --------   -------
           Total revenues........................................      $12,802  $25,006   $48,988
                                                                       ======= ========   =======
Segment operating income (loss):
      United States.............................................       $    (8) $  (720)  $(3,297)
      Canada....................................................           268      356      (167)
      Europe and Asia...........................................             -      234      (862)
                                                                       ------- --------   -------
           Total segment operating income (loss)...............            260     (130)   (4,326)
                                                                       ------- --------   -------

Depreciation and amortization expense:
      United States.............................................            --        1       410
      Canada....................................................           204      356       573
      Europe and Asia...........................................            --        3       278
                                                                       ------- --------   -------
           Total depreciation and amortization..................           204      360     1,261
                                                                       ------- --------   -------
Interest income:
      United States.............................................            --      723     1,807
                                                                       ------- --------   -------
Acquired in-process research and development:
      United States.............................................            --       --    20,208
                                                                       ------- --------   -------
Net income (loss) before income taxes:
      United States.............................................            (8)       2   (22,108)
      Canada....................................................            64       --      (740)
      Europe and Asia...........................................            --      231    (1,140)
                                                                       -------  -------  --------
           Total net income (loss) before income taxes..........       $    56  $   233  $(23,988)
                                                                       =======  =======  ========


                                                                              December 31,
                                                                       --------------------------
                                                                         1996    1997      1998
                                                                       -------- -------   -------
Long-lived assets (generally depreciated over three
  to five years):
      United States.............................................       $    --  $   118  $  4,323
      Canada....................................................         1,145    1,540     3,510
      Europe and Asia...........................................            --       40       775
                                                                       -------  -------  --------
           Total long-lived assets..............................       $ 1,145  $ 1,698  $  8,608
                                                                       =======  =======  ========

Total assets:
      United States.............................................       $ 2,025  $18,637  $ 95,110
      Canada....................................................         1,662    4,689     8,244
      Europe and Asia...........................................            --    1,431     4,475
                                                                       -------  -------  --------

           Total................................................       $ 3,687  $24,757  $107,829
                                                                       =======  =======  ========


Major customer information

   In 1996, three customers accounted for an aggregate of 64% of revenues for the year, and individually these customers accounted for 29%, 20% and 15% of revenues for that year. In 1997, three customers accounted for an aggregate of 42% of revenues. One of these customers was the same customer who accounted for 29% of 1996 revenues and this customer accounted for 19% of revenues for 1997. The other two major customers in 1997 accounted for 12% and 11% of revenues, respectively. In 1998, no individual customer accounted for 10% or more of revenues.

                                 Exhibit Index
                                 -------------




   Exhibit
   Number                                    Description                              Form     Number
   ------                                    -----------                              ----     ------

     2.1*      Asset Transfer Agreement, dated as of December 31, 1996, between the
               Registrant and Northern Telecom Inc                                     S-1       2.1
     2.2*      Asset Transfer Agreement, dated as of December 31, 1996, between
               Entrust Technologies Limited and Northern Telecom Limited               S-1       2.2
     2.3*      Share Purchase Agreement, dated as of May 30, 1998, as amended,

               between the Registrant and Rainer A. Rueppel                            S-1       2.3
     2.4*      Share Purchase Agreement, dated as of May 30, 1998, as amended,
               between the Registrant and Invision AG                                  S-1       2.4
     2.5*      Form of Share Purchase Agreement between the Registrant and the
               minority stockholders of r/3/ Security Engineering AG                   S-1       2.5
     3.1*      Amended and Restated Articles of Incorporation of the Registrant        S-1       3.2
     3.2*      Amended and Restated Bylaws of the Registrant                           S-1       3.4
     4.1*      Specimen certificate for shares of Common Stock                         S-1       4.1
    10.1*      Amended and Restated Registration Rights Agreement, dated as of July
               30, 1998, by and among the Registrant and certain stockholders          S-1      10.3
    10.2*      Strategic Alliance Agreement, dated as of December 31, 1996, between
               the Registrant and Northern Telecom Limited                             S-1      10.5
    10.3*      Services Agreement, dated as of December 31, 1996, between the
               Registrant and Northern Telecom Limited                                 S-1      10.6
    10.4*      Support Agreement, dated as of December 31, 1996, between the
               Registrant and Entrust Technologies Limited                             S-1      10.7
    10.5*      Share Exchange Agreement, dated as of December 31, 1996, among the
               Registrant, Entrust Technologies Limited and Northern Telecom Limited   S-1      10.8
    10.6*#     Letter Agreement, dated as of April 21, 1997, between the Registrant
               and John A. Ryan                                                        S-1      10.9
    10.7*#     Letter Agreement, dated as of November 18, 1996, between Northern
               Telecom Limited, on behalf of the Registrant, and Brian O'Higgins       S-1      10.10
    10.8*#     Letter Agreement, dated as of November 18, 1996, between Northern
               Telecom Limited, on behalf of the Registrant, and Bradley N. Ross       S-1      10.11
    10.9*#     Letter Agreement, dated as of June 4, 1997, between the Registrant and
               Richard D. Spurr                                                        S-1      10.12
   10.10*#     Letter Agreement, dated as of November 14, 1997, between the
               Registrant and Hansen Downer                                            S-1      10.13
   10.11*#     Amended and Restated 1996 Stock Incentive Plan                          S-1      10.14
   10.12*      Standard Office Building Lease Agreement, dated as of July 11, 1997,
               between G&F International, Inc. and the Registrant.                     S-1      10.15
   10.13*      Lease Agreement, dated as of January 28, 1998, between Colonnade
               Development Incorporated and Entrust Technologies Limited               S-1      10.16
   10.14*#     1998 Employee Stock Purchase Plan                                       S-1      10.17
   10.15*#     Letter Agreement, dated as of July 2, 1998, between the Registrant and
               Michele L. Axelson                                                      S-1      10.18
   10.16       Standard Office Building Lease Agreement, dated as of January 19,1999,
               between HMS Office L.P. and the Registrant                              Enclosed herewith
   21          Subsidiaries of the Registrant                                          Enclosed herewith
   23.1        Consent of Deloitte & Touche LLP                                        Enclosed herewith
   27          Financial Data Schedule (in EDGAR version only)                         Enclosed herewith


* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-57275).
#  Management contract or compensatory plan or arrangement filed in response to
 Item 14(a)(3) of the instructions to Form 10-K.