Form 10-Q
period 1999-03-31
ENTRUST TECHNOLOGIES INC
filed 1999-05-17
CIK 1031283

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q
(Mark one)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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


                             ONE PRESTON PARK SOUTH
                       4975 PRESTON PARK BLVD, SUITE 400
                                PLANO, TX 75093
              (Address of principal executive offices & zip code)

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

     There were 43,499,722 shares of the registrant's $.01 par value Common stock outstanding as of May 13, 1999. There were also 5,157,289 shares of the registrant's $.01 par value Special voting stock outstanding as of May 13, 1999.

--------------------------------------------------------------------------------

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets...........................   3
            Condensed Consolidated Statements of Operations.................   4
            Condensed Consolidated Statements of Cash Flows.................   5
            Notes to Condensed Consolidated Financial Statements............   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................   8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......  18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................  19

   Item 2.  Changes in Securities and Use of Proceeds.......................  19

   Item 6.  Exhibits and Reports on Form 8-K................................  20

SIGNATURES..................................................................  21

INDEX TO EXHIBITS...........................................................  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                           ENTRUST TECHNOLOGIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           (Unaudited)
                                              DECEMBER 31,  MARCH 31,
                                              ------------  ---------

                                                   1998       1999
                                                 --------   --------
(In thousands)

ASSETS
Current assets:
 Cash and cash equivalents.....................  $  3,712   $  3,585
 Short-term investments........................    77,355     74,267
 Accounts receivable, net......................    14,013     15,710
 Prepaid expenses and other....................     3,096      4,677
                                                 --------   --------
   Total current assets........................    98,176     98,239
Goodwill, net..................................     3,210      3,032
Property and equipment, net....................     4,874      5,825
Other assets...................................     1,569        835
                                                 --------   --------
   Total assets................................  $107,829   $107,931
                                                 ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................  $  7,187   $  5,616
 Accrued liabilities...........................     4,981      4,388
 Deferred income...............................     7,791      7,584
 Due to related party..........................       768        596
                                                 --------   --------
   Total current liabilities...................    20,727     18,184
Long-term liabilities..........................        43         21
                                                 --------   --------
   Total liabilities...........................    20,770     18,205
                                                 --------   --------
Shareholders' equity:
 Common and special voting stock and
  additional paid-in capital...................   112,960    115,316
 Unearned deferred compensation and other......      (724)      (747)
 Accumulated deficit...........................   (25,177)   (24,843)
                                                 --------   --------
   Total shareholders' equity..................    87,059     89,726
                                                 --------   --------
   Total liabilities and shareholders' equity..  $107,829   $107,931
                                                 ========   ========


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    (Unaudited)
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                    1998      1999
                                                                  -------    -------
(In thousands, except per share data)

Revenues:
 License........................................................  $ 7,681    $11,626
 Services and maintenance.......................................    2,243      5,199
                                                                  -------    -------
  Total revenues................................................  $ 9,924    $16,825
                                                                  -------    -------

Cost of revenues:
 License........................................................      342        395
 Services and maintenance.......................................    1,478      2,847
                                                                  -------    -------
  Total cost of revenues........................................    1,820      3,242
                                                                  -------    -------
Gross profit....................................................    8,104     13,583
                                                                  -------    -------
Operating expenses:
 Sales and marketing............................................    4,936      8,610
 Research and development.......................................    2,285      3,881
 General and administrative.....................................    1,064      1,494
 Goodwill amortization..........................................       --        178
                                                                  -------    -------
  Total operating expenses......................................    8,285     14,163
                                                                  -------    -------
Loss from operations............................................     (181)      (580)
Interest income.................................................      146        914
                                                                  -------    -------
Income (loss) before benefit for income taxes...................      (35)       334
Benefit for income taxes........................................      160         --
                                                                  -------    -------
Net income......................................................  $   125    $   334
                                                                  =======    =======
Net income per share:
    Basic.......................................................    $0.00      $0.01
    Diluted.....................................................    $0.00      $0.01
Weighted average common shares used in per share computations:
    Basic.......................................................   30,700     42,910
    Diluted.....................................................   45,231     54,642




     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                (Unaudited)
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                 ---------
                                                              1998        1999
                                                           ---------   ---------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................  $    125   $    334
   Adjustments to reconcile net income to net cash
   used in operating activities:

    Depreciation and amortization........................       130        655
    Adjustment to cumulative translation account.........       (32)       (73)
    Deferred income taxes................................      (308)       (11)
    Deferred compensation earned.........................        --         49

   Changes in assets and liabilities:
    Increase in accounts receivable......................    (3,165)    (1,697)
    (Increase) decrease in prepaid expenses and other....       959       (855)
    Increase (decrease) in accounts payable..............     1,259     (1,571)
    Increase (decrease) in accrued liabilities...........       455       (592)
    Increase (decrease) in deferred income...............       662       (207)
    Decrease due to related party........................    (1,316)      (172)
                                                           --------   --------
    Net cash used in operating activities................   ( 1,231)    (4,140)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.....................      (389)    (1,428)
 Purchases of short-term investments.....................    (3,882)   (43,428)
 Dispositions of short-term investments..................     6,889     46,516
                                                           --------   --------
    Net cash provided by investing activities............     2,618      1,660
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt..........................        (3)        (3)
    Proceeds from exercise of stock options..............        --      2,356
                                                           --------   --------
    Net cash provided by (used in) financing activities..        (3)     2,353
                                                           --------   --------
NET INCREASE  (DECREASE) IN CASH AND
  CASH EQUIVALENTS.......................................     1,384       (127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........     4,025      3,712
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............  $  5,409   $  3,585
                                                           ========   ========


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (In thousands, except share data)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1998 contained in Entrust Technologies Inc.'s Form 10-K.

NOTE 2.  NET INCOME PER SHARE

      Basic net income per share is computed by dividing the net income by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income per share if their effect is antidilutive.

     On August 21, 1998, the Company closed its initial public offering, issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79.1 million. Concurrent with the closing of the initial public offering, each of the 20,314,346 outstanding shares of the Company's Series A Common stock and each of the 1,167,288 outstanding shares of the Company's Redeemable Series A Common stock were automatically converted into one share of Common stock. Also, the 260,000 outstanding shares of the Company's Series B (including non-voting) Common stock were automatically converted into 13,063,836 shares of Common stock. Furthermore, the majority shareholder of the Company exercised its option to exchange 2,542,711 shares of the Company's Special Voting stock into the equivalent number of shares of Common stock.
After this exchange, the remaining number of issued and outstanding Special Voting shares was 5,157,289. In addition, 835,007 Common shares were issued in the three months ended March 31,1999 related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.


NOTE 3.  SHORT-TERM INVESTMENTS

      Short-term investments consist of investments in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its
agencies and highly rated municipal bonds.   The Company has the intent and
ability to hold all investments until maturity. Therefore, all such investments are classified as "held to maturity" investments and stated at amortized cost. At March 31, 1999, the amortized cost of the Company's investments approximated fair value.

NOTE 4.  SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

  The Company conducts business in one operating segment; namely, the design, production and sale of software products and related services for encryption and digital signature. The nature of the Company's different products and services is similar and, in general, the type of customers for those products and services is not distinguishable.

  The Company does, however, prepare information for internal use by the Chief Operating Decision Maker ("CODM"), the President and Chief Executive Officer, on a geographic basis. Accordingly, under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information. The Company's CODM does not view geographic segment results below net income (loss) before income taxes and, therefore, the provision for income taxes is not broken out by geographic segment below. The accounting policies of the reportable geographic segments are the same as those described in the summary of significant accounting policies in the Company's annual Consolidated Financial Statements.

Geographic information

     Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

     The Company operates in three main geographic areas as follows:


                                                                                         Three Months Ended
                                                                                   ----------------------------
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                        1998                1999
                                                                                   --------------     --------------
Revenues:
      United States..........................................................             $5,553            $10,533
      Canada.................................................................              2,519              3,800
      Europe and Asia........................................................              1,852              2,492
                                                                                         -------            -------
   Total revenues............................................................             $9,924            $16,825
                                                                                         =======            =======
Net income (loss) before income taxes:
      United States..........................................................               $(98)              $117
      Canada.................................................................                (33)              (102)
      Europe and Asia........................................................                 96                319
                                                                                         -------            -------
   Total net income (loss) before income taxes...............................               $(35)              $334
                                                                                         =======            =======

                                                                                        December 31,     March 31,
                                                                                            1998           1999
                                                                                       --------------  --------------
Total assets:
      United States..........................................................            $95,110            $94,583
      Canada.................................................................              8,244              8,735
      Europe and Asia........................................................              4,475              4,613
                                                                                       ---------          ---------
   Total.....................................................................           $107,829           $107,931
                                                                                       =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Overview", "Certain Factors that May Affect Our Business" and elsewhere in this report.

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

     Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment which the customer may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have generally recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. In this regard, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are delayed or otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be significantly adversely affected. See "Certain Factors That May Affect Our Business."

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                     (Unaudited)
                                  Three Months Ended
                                      March 31,
                                      --------
                                     1998   1999
                                     ----   ----

Revenues:
  License.........................   77.4%   69.1%
  Services and maintenance........   22.6    30.9
                                    -----   -----
    Total revenues................  100.0   100.0
                                    -----   -----

Cost of revenues:
  License.........................    3.4     2.4
  Services and maintenance........   14.9    16.9
                                    -----   -----
    Total cost of revenues........   18.3    19.3
                                    -----   -----

Gross profit......................   81.7    80.7
                                    -----   -----

Operating expenses:
  Sales and marketing.............   49.8    51.2
  Research and development........   23.0    23.0
  General and administrative......   10.7     8.9
  Goodwill amortization...........     --     1.0
                                    -----   -----

    Total operating expenses......   83.5    84.1
                                    -----   -----

Loss from operations..............   (1.8)   (3.4)
Interest income...................    1.5     5.4
                                    -----   -----

Income (loss) before benefit for
   income taxes...................   (0.3)    2.0
Benefit for income taxes..........    1.6      --
                                    -----   -----

Net income........................    1.3%    2.0%
                                    =====   =====

REVENUES

     We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2 "Software Revenue Recognition." We generate revenues primarily from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support ("maintenance") performed for customers who license our products.

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

     We use the percentage of completion method to account for large custom development contracts. Under this method, we recognize revenues and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The project cost estimates in each case are reviewed on a regular basis.

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

Total Revenues

     Total revenues increased 70% from $9.9 million for the three months ended March 31, 1998 to $16.8 million for the three months ended March 31, 1999. Geographically, revenues derived from sales outside North America accounted for 19% and 15% of total revenues for the three months ended March 31, 1998 and
1999, respectively.   We continue to execute our strategy of expanding our
direct sales and marketing organization while focusing on targeted customers and vertical market segments. However, there can be no assurance that sales will continue to grow at the rate experienced in prior periods.

License Revenues

     License revenues increased 51% from $7.7 million for the three months ended March 31, 1998 to $11.6 million for the three months ended March 31, 1999, representing 77% and 69% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization and sales to new industry segments. The decrease in license revenues as a percentage of total revenues was primarily a result of the increasing support revenue stream and increased demand for consulting services.

Services and Maintenance Revenues

     Services and maintenance revenues increased 132% from $2.2 million for the three months ended March 31, 1998 to $5.2 million for the three months ended March 31, 1999, representing 23% and 31% of total revenues in the respective periods. The increase in services and maintenance revenues was primarily the result of increases in maintenance revenues from a larger installed product base and an increased demand for consulting services.

COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues increased from $342,000 for the three months ended March 31, 1998 to $395,000 for the three months ended March 31, 1999, representing 3% and 2% of total revenues for the respective periods. The increase in cost of license revenues in absolute dollars for the three months ended March 31, 1999 was primarily a result of higher royalty fees paid to third-party software vendors because of a higher level of sales. The decrease in the percentage of total revenues was primarily the result of a slight shift in the mix of third-party products sold in the first quarter of 1999.

Cost of Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as costs paid to third-party consulting firms for those services. Cost of services and maintenance revenues increased 93% from $1.5 million for the three months ended March 31, 1998 to $2.8 million for the three months ended March 31, 1999, representing 15% and 17% of total revenues for the respective periods. The increase in absolute dollars reflected the increased costs associated with the higher levels of services and maintenance revenues during the three months ended March 31, 1999. The increase as a percentage of total revenues, for the three months ended March 31, 1999, was primarily a result of the increasing support revenue and increasing demand for consulting services.

     The gross profit on services and maintenance revenues was 34% and 45% for the three months ended March 31, 1998 and 1999, respectively. This increase in the services and maintenance margin reflects the shift in the mix of services revenue to higher-margin maintenance revenues. In addition, the services personnel hired in 1998 are now achieving higher productivity levels.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses increased from $4.9 million for the three months ended March 31, 1998 to $8.6 million for the comparable period in 1999. Sales and marketing expenses represented 50% of total revenues for the three months ended March 31, 1998, compared to 51% for the comparable period in 1999. These increases in absolute dollars and as a percentage of total revenues were primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally. We have continued our strategy of investing in hiring and training our direct sales organization in anticipation of future market growth, and investing in marketing efforts in support of new products launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations.

Research and Development

     Research and development expenses increased from $2.3 million for the three months ended March 31, 1998 to $3.9 million for the comparable period in 1999. Research and development expenses represented 23% of total revenues for the three months ended March 31, 1998 and 1999. The increased investment in research and development expenses in absolute dollars primarily reflected higher expenses related to increased staffing of software engineers and contractors. These employees were added in connection with the continuing expansion and enhancement of our product offerings and commitment to quality assurance and testing. In addition, our acquisition of r3 Security Engineering AG ("r3") in June 1998 increased the size of our research and development team. The investment in research and development as a percentage of revenues remained constant for the three months ended March 31, 1999 compared to the same period in 1998. We believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

General and Administrative

     General and administrative expenses increased from $1.1 million for the three months ended March 31, 1998 to $1.5 million for the comparable period in 1999. General and administrative expenses represented 11% of total revenues for the three months ended March 31, 1998, compared to 9% for the comparable period in 1999. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure required to support our growth, including investor relation programs, improved management information systems and outside professional service firms. The decrease as a percentage of revenues reflected efficiencies gained as we have grown.

Goodwill Amortization

     On June 8, 1998, we completed the acquisition of r3, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. We have recorded $178,000 of amortization with respect to the goodwill that arose as a result of this acquisition in the three months ended March 31, 1999.

Interest Income

     Interest income increased to $914,000 for the three months ended March 31, 1999 from $146,000 for the comparable period in 1998. This increase reflects the interest earned on the net proceeds of our initial public offering in August 1998.

Provision for Income Taxes

     We did not record any income tax provision for the three months ended March 31, 1999 compared with a $160,000 income tax benefit recognized for the three months ended March 31, 1998. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Accordingly, the effective income tax rates differed from statutory rates due to an adjustment to the valuation allowance for net operating loss carry forwards from prior periods in the first quarter of 1999, which resulted in no tax provision for the period. For the three months ended March 31, 1998, the tax benefit of $160,000 arose primarily from Canadian research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Entrust utilized cash of $4.1 million for operating activities during the three months ended March 31, 1999. This cash outflow was primarily a result of an increase in accounts receivable, an increase in prepaid expenses and other assets, a decrease in accounts payable, and a decrease in accrued liabilities. The average days sales outstanding remained consistent at 84 days from December 31, 1998 to March 31, 1999. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the three months ended March 31, 1999, we reduced our short-term investments by $3.1 million (net of $43.4 million of short-term investment purchases) and invested $1.4 million in property and equipment. The property and equipment investments were primarily computer hardware and leasehold improvements to support the growing organization.

     Cash provided by financing activities for the three months ended March 31, 1999 was $2.4 million primarily due to the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

     As of March 31, 1999, our principal sources of liquidity were our cash and short-term investments of $77.9 million. It is our belief that cash flows from operations, existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

We Have a Limited Operating History

     We have only a limited operating history on which to base an evaluation of our business and prospects. Our quarterly revenues and operating results have varied substantially and may continue to fluctuate due to a number of factors, including, but not limited to, the following:

 .  The timing, size and nature of our licensing transactions;
 .  The market acceptance of new products or product enhancements by us or our competitors;
 .  Product and price competition;
 .  The relative proportions of revenues derived from licenses and services and maintenance;
 .  Changes in our operating expenses;
 .  Personnel changes;
 . Fluctuations in foreign currency exchange rates; and . Fluctuations in economic and financial market conditions.

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

     Due to all of the foregoing factors, we believe that:

 .  period-to-period comparisons of our results of operations are not necessarily meaningful;
 .  results in any particular quarter are not necessarily indicative of future performance;
 .  future revenues and results of operations may vary substantially from quarter to quarter; and
 . in future quarters, our results of operations may be below the expectations of public market analysts and investors.

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

Our Business Success Depends on Risks Associated with the Information Security Market

     The market for Entrust's PKI solution is at an early stage of development. A decline in demand for our products could result from:

 .  competition;
 .  technology change;
 .  the public's perception of the need for security products;
 .  developments in the hardware and software environments in which these products operate; and
 .  general economic conditions.

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

     Because of the broad functionality of our PKI solution, we compete with vendors offering a wide range of security products and services, as follows:

 . we compete with companies offering commercial certification authority products and services, such as VeriSign, GTE Cybertrust Solutions, Baltimore Technologies and IBM;
 .  we compete with established companies, such as Security Dynamics and Network
   Associates, which have each announced their intention to introduce PKI products that would be integrated with their other security offerings, as well as Microsoft, which has announced its intention to offer a certificate server product building on its existing security framework in the near future;
 .  other major networking vendors could, in the future, bundle digital certificates with their product offerings;
 . we expect that competition from established and emerging companies in the financial and telecommunications industries will also increase in the near term; and
 . certain of our primary long-term competitors may not yet have entered the market.

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

     Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Plano, Texas, from our research and development facility in Ottawa, Canada, may make it more difficult to manage our growth.

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

We are a Global Company

     Entrust has experienced a degree of success in expanding sales outside of the U.S. and Canada in the past. In 1998, 23% of our sales were derived from outside North America compared to 5% in 1997. In the future, we may establish additional foreign operations, hire additional personnel and establish relationships with additional partners. This expansion would require significant management attention and financial resources and could have an adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that we will be able to maintain or increase international market demand for our products and services. Although our international sales are primarily denominated in U.S. dollars, we may increasingly denominate sales in local foreign currencies in the future. Also, we expect to incur an increasing amount of payroll and other obligations in foreign currencies. A change in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets and could otherwise impact on our ability to meet our foreign currency denominated obligations. In addition, our international business may be subject to a variety of other risks, including:

 .  difficulties in collecting international accounts receivable;
 .  difficulties in obtaining U.S. export licenses, especially for products containing encryption technology;
 .  potentially longer payment cycles for customer payments;
 . increased costs associated with maintaining international marketing efforts; . introduction of non-tariff barriers and higher duty rates;

 .  difficulties in enforcement of contractual obligations and intellectual property rights;
 .  difficulties managing personnel and operations in remote locations;
 . increased complexity in corporate tax structure globally; and . potential adverse impact resulting from introduction of Euro dollar currency.

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

YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for a given year. For example, software with date-sensitive functions that is not Year 2000 Compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     We have developed a Year 2000 readiness plan for the current versions of our products. The plan includes assessment, implementation, validation testing, and contingency planning. We have assessed the capability of the current versions of our products sold to handle the Year 2000 and have identified the code changes (if any) required to make each of these products Year 2000 Compliant. We have a plan in place, with resources assigned, to complete any necessary code changes and testing by June 1999. The costs of this effort are not significant and are included in our operating costs. We believe that, upon completion of the updates mentioned above, our products and systems will be Year 2000 Compliant and, therefore, that the likelihood of a significant impact due to problems is remote. In addition, we expect that the cost of these projects over the next twelve months will not have a significant effect on our business, results of operations or financial condition. We continue to maintain an up-to-date listing of the Year 2000 readiness of our various products on our Web site and we plan to respond to customer concerns about prior versions of our products on a case-by-case basis.

     We have defined "Year 2000 Compliant" to mean the ability to perform date and time dependent operations between December 31, 1999, and January 1, 2000, without any significant, service-affecting non-conformances to the accompanying user documentation. This does not, however, mean that the software will be free of all defects, errors or inaccuracies. The definition of Year 2000 Compliant assumes that our software products receive accurate and correctly formatted date and time information from the underlying operating system, firmware, hardware and any other software with which our products interact. Year 2000 Compliance also assumes that our customers continue to contract for maintenance and support of our products. We have not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, but we are seeking assurances from our vendors that licensed software is Year 2000 Compliant. We believe that due to the relatively small third-party component, the likelihood of a significant impact is remote. We also have not tested our products on all platforms or all versions of operating systems that we currently support and have advised our customers to verify that their platforms and operating systems support the transition to the year 2000. We are preparing a contingency plan for unanticipated product failures which we anticipate completing by mid-1999.

     Our internal systems include both our information technology ("IT") and non-IT systems. We completed an assessment of our material internal IT systems during 1998 and expect to complete an assessment of our non-IT systems in the first half of 1999. With respect to the IT systems, we have applied available software updates and "patches" as required by our vendors to make their software Year 2000 Compliant. Certain vendors have yet to provide such updates to their software. However, these updates will be made as the software is available or an alternate source will be found for the required functionality. In addition, we plan to test our internal computing environment for Year 2000 Compliance in the third quarter of 1999. To the extent that we are not able to test certain technology provided by third-party vendors, we are seeking assurances from our vendors that their systems are Year 2000 Compliant. We are obtaining these assurances in writing from published vendor materials and expect this activity to be completed in mid-1999. Although we are not currently aware of any significant operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems. We are preparing a contingency plan for unanticipated system failures which we anticipate completing by mid-1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and short-term investments, in investments that
are designed to preserve principal, maintain liquidity and maximize return.   We
actively manage our investments in accordance with the objectives above. Accordingly, some of these investments are subject to market risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash and cash equivalents, and short-term investments with high quality financial institutions and investment managers. We also restrict the investments to securities with short-term maturities, such that, at March 31, 1999, the majority of our short-term
investments had maturities of less than six-months from that date.   As a
result, we believe that our exposure to market risk related to interest rates is minimal.

     The following table presents the cash and cash equivalents and short-term investments that we held at March 31, 1999, that would have been subject to market risk, and the related ranges of maturities as of that date:


                                                                                             MATURITY
                                                                                          (in thousands)

                                                                       Within 3 Months       3-6 Months    Greater than 6 Months
                                                                       ---------------      ------------  -----------------------
Investments classified as cash and cash equivalents...........                   $100                 --                 --
Investments classified as short-term investments..............                $26,798            $23,209            $24,260
                                                                              -------            -------            -------
  Total.......................................................                $26,898            $23,209            $24,260
                                                                              =======            =======            =======
Fair Value....................................................                $26,898            $23,209            $24,260
                                                                              =======            =======            =======


Risk Associated with Exchange Rates

     We are subject to foreign currency exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, Germany and Switzerland. However, this exposure is considered to be minimal due to the fact that the United Kingdom, German and Swiss operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

     As a result, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

     On February 19, 1999, Surety Technologies Inc. and Bell Communications Research, Inc. filed a complaint against Entrust Technologies Inc. in the United States District Court for the Eastern District of Virginia alleging that the Entrust/Timestamp product and services infringe U.S. Patent No. 5,136,647 (reissued as Re 34,954). The plaintiffs have requested that Entrust be enjoined from further infringement and pay damages for infringement, treble damages for willful infringement and costs. We believe that the allegations are without merit and are vigorously defending ourselves against this lawsuit.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds.

     On August 21, 1998, Entrust closed an initial public offering of our Common Stock, $.01 par value (the "Offering"). The Registration Statement on Form S-1 (No. 333-57275) was declared effective by the Securities and Exchange Commission (the "SEC") on August 17, 1998 and we commenced the offering on that date.

     After deducting the underwriting discounts and commissions and the Offering expenses, the net proceeds to Entrust from the Offering were approximately $79,097,515.

     As of March 31, 1999, approximately $5,200,000 of the net proceeds of the Offering had been used to fund working capital and expansion of our facilities, with the remainder having been invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of Entrust or our associates, persons owning 10 percent or more of any class of equity securities of Entrust, or an affiliate of Entrust.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

     27   Financial Data Schedule (available in EDGAR format only)


Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ENTRUST TECHNOLOGIES INC.
                                    -----------------------------------
                                            (Registrant)

Dated: May 14, 1999

                                          /s/ Michele L. Axelson
                                    -----------------------------------
                                             Michele L. Axelson
                              Senior Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                           ENTRUST TECHNOLOGIES INC.

                               INDEX TO EXHIBITS



EXHIBIT                         DESCRIPTION                             PAGE
-------                         -----------                             -----

27                      Financial Data Schedule