Form 10-Q
period 1999-06-30
ENTRUST TECHNOLOGIES INC
filed 1999-08-13
CIK 1031283

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q
(Mark one)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

   [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                       COMMISSION FILE NUMBER 000-24733
                       ________________________________


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

     There were 44,350,126 shares of the registrant's $.01 par value Common stock outstanding as of August 10, 1999. There were also 5,157,289 shares of the registrant's $.01 par value Special voting stock outstanding as of August 10, 1999.

-------------------------------------------------------------------------------

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                            Page
                                                                                                         ----
   Item 1. Financial Statements
           Condensed Consolidated Balance Sheets.......................................................    3
           Condensed Consolidated Statements of Operations.............................................    4
           Condensed Consolidated Statements of Cash Flows.............................................    5
           Notes to Condensed Consolidated Financial Statements........................................    6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................................    8

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................   19

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings...........................................................................   19

   Item 2. Changes in Securities and Use of Proceeds...................................................   20

   Item 4. Submission of Matters to a Vote of Security Holders.........................................   20

   Item 6. Exhibits and Reports on Form 8-K............................................................   20

SIGNATURES.............................................................................................   21

INDEX TO EXHIBITS......................................................................................   22


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ENTRUST TECHNOLOGIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                (Unaudited)
                                                DECEMBER 31,      JUNE 30,
                                                ------------      --------
                                                    1998            1999
                                                    ----            ----
(In thousands)

ASSETS
Current assets:
   Cash and cash equivalents...................  $  3,712        $ 16,654
   Short-term investments......................    77,355          69,951
   Accounts receivable, net....................    14,013          12,795
   Prepaid expenses and other..................     3,096           4,337
                                                 --------        --------
       Total current assets....................    98,176         103,737
Property and equipment, net....................     4,874           6,067
Other long-term assets.........................     4,779           5,132
                                                 --------        --------
       Total assets............................  $107,829        $114,936
                                                 ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................  $  7,187        $  7,084
   Accrued liabilities.........................     4,981           5,811
   Deferred income.............................     7,791           9,410
   Due to related party........................       768             677
                                                 --------        --------
       Total current liabilities...............    20,727          22,982
Long-term liabilities..........................        43              18
                                                 --------        --------
       Total liabilities.......................    20,770          23,000
                                                 --------        --------
Shareholders' equity:
   Common and special voting stock and
     additional paid-in capital................   112,960         116,505
   Unearned deferred compensation and other....      (724)           (597)
   Accumulated deficit.........................   (25,177)        (23,972)
                                                 --------        --------
       Total shareholders' equity..............    87,059          91,936
                                                 --------        --------
       Total liabilities and shareholders'
         equity...............................   $107,829        $114,936
                                                 ========        ========


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   (Unaudited)         (Unaudited)
                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                     -------              -------
                                                 1998       1999      1998       1999
                                                 ----       ----      ----       ----

(In thousands, except per share data)

Revenues:
  License...................................  $  8,164    $13,915  $ 15,845    $25,541
  Services and maintenance..................     2,850      5,840     5,093     11,039
                                              --------    -------  --------    -------
        Total  revenues.....................    11,014     19,755    20,938     36,580
                                              --------    -------  --------    -------
Cost of revenues:
  License...................................       470        414       812        809
  Services and maintenance..................     1,620      3,244     3,098      6,091
                                              --------    -------  --------    -------
        Total cost of revenues..............     2,090      3,658     3,910      6,900
                                              --------    -------  --------    -------
Gross profit................................     8,924     16,097    17,028     29,680
                                              --------    -------  --------    -------
Operating expenses:
  Sales and marketing.......................     6,072      9,769    11,008     18,379
  Research and development..................     3,072      4,005     5,357      7,886
  General and administrative................     1,207      1,882     2,271      3,376
  Acquired in-process research and
    development and goodwill amortization...    20,208        178    20,208        356
                                              --------    -------  --------    -------
        Total operating expenses............    30,559     15,834    38,844     29,997
                                              --------    -------  --------    -------
Income (loss) from operations...............   (21,635)       263   (21,816)      (317)
Interest income.............................        71        853       217      1,767
                                              --------    -------  --------    -------
Income (loss) before provision (benefit)
 for income taxes...........................   (21,564)     1,116   (21,599)     1,450
Provision (benefit) for income taxes........        --        245      (160)       245
                                              --------    -------  --------    -------
Net income (loss)...........................  $(21,564)   $   871  $(21,439)   $ 1,205
                                              ========    =======  ========    =======
Net income (loss) per share:
        Basic...............................    $(0.70)     $0.02    $(0.69)     $0.03
        Diluted.............................    $(0.70)     $0.02    $(0.69)     $0.02
Weighted average common shares used in per
share computations:
        Basic...............................    30,997     43,496    30,849     43,203
        Diluted.............................    30,997     54,463    30,849     54,552


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               (Unaudited)
                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                                --------
                                                                           1998          1999
                                                                           ----          ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................   $ (21,439)    $  1,205
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization...................................         400        1,452
     Adjustment to cumulative translation account....................         (33)          29
     Deferred income taxes...........................................        (288)         (32)
     Deferred compensation earned....................................          51           98
     Acquired in-process research and development....................      20,208           --
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable......................      (2,805)       1,218
     (Increase) decrease in prepaid expenses and other...............         582         (484)
     Increase (decrease) in accounts payable.........................       1,674         (103)
     Increase in accrued liabilities.................................         270          830
     Increase in deferred income.....................................       1,451        1,619
     Decrease due to related party...................................      (1,561)         (91)
                                                                         --------     --------
       Net cash provided by (used in) operating activities...........      (1,490)       5,741
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...............................        (995)      (2,289)
   Increase in other long-term assets................................          --       (1,453)
   Purchases of short-term investments...............................      (5,052)     (66,293)
   Dispositions of short-term investments............................      11,878       73,697
   Payment on purchase of r3 Security Engineering AG.................      (4,391)          --
                                                                         --------     --------
       Net cash provided by investing activities.....................       1,440        3,662
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt.......................................      (1,419)          (6)
   Proceeds from exercise of stock options...........................          26        3,545
                                                                         --------     --------
       Net cash provided by (used in) financing activities...........      (1,393)       3,539
                                                                         --------     --------
NET INCREASE  (DECREASE) IN CASH AND
   CASH EQUIVALENTS..................................................      (1,443)      12,942
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................       4,025        3,712
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................    $  2,582     $ 16,654
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (In thousands, except share data)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1998 contained in Entrust Technologies Inc.'s Form 10-K.

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

     On August 21, 1998, the Company closed its initial public offering, issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79.1 million. Concurrent with the closing of the initial public offering, each of the 20,314,346 outstanding shares of the Company's Series A Common stock and each of the 1,167,288 outstanding shares of the Company's Redeemable Series A Common stock were automatically converted into one share of Common stock. Also, the 260,000 outstanding shares of the Company's Series B (including non-voting) Common stock were automatically converted into 13,063,836 shares of Common stock. Furthermore, the majority shareholder of the Company exercised its option to exchange 2,542,711 shares of the Company's Special Voting stock into the equivalent number of shares of Common stock.
After this exchange, the remaining number of issued and outstanding Special Voting shares was 5,157,289. In addition, 1,171,156 shares of Common stock were issued in the six months ended June 30,1999 related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

NOTE 3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of investments in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its
agencies and highly rated municipal bonds.   The Company has the intent and
ability to hold all investments until maturity. Therefore, all such investments are classified as "held to maturity" investments and stated at amortized cost. At June 30, 1999, the amortized cost of the Company's investments approximated fair value.

NOTE 4.  SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

     The Company conducts business in one operating segment; namely, the design, production and sale of software products and related services for encryption and digital signature. The nature of the Company's different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the Chief Operating Decision Maker ("CODM"), the President and Chief Executive Officer, on a geographic basis. Accordingly, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information.

Geographic information

     Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

     The Company operates in three main geographic areas as follows:

                                                                   (Unaudited)                            (Unaudited)
                                                                Three Months Ended                      Six Months Ended
                                                            ---------------------------            ---------------------------
                                                                      June 30,                               June 30,
                                                                      -------                                -------

                                                               1998               1999                1998                1999
                                                               -----              ----                ----                ----
Revenues:
   United States.........................................   $  4,963            $15,351            $ 10,516            $ 25,884
   Canada................................................      2,548              1,933               5,067               5,733
   Europe and Asia.......................................      3,503              2,471               5,355               4,963
                                                            --------            -------            --------            --------

       Total revenues....................................   $ 11,014            $19,755            $ 20,938            $ 36,580
                                                            ========            =======            ========            ========


Net income (loss) before income taxes:
   United States.........................................   $(21,290)           $   768            $(21,388)           $    885
   Canada................................................       (365)               (77)               (398)               (179)
   Europe and Asia.......................................         91                425                 187                 744
                                                            --------            -------            --------            --------

       Total net income (loss) before income taxes.......   $(21,564)           $ 1,116            $(21,599)           $  1,450
                                                            ========            =======            ========            ========


                                                                                                                     (Unaudited)
                                                                                                 December 31,          June 30,
                                                                                                 ------------          --------
                                                                                                     1998                1999
                                                                                                     ----                ----

Total assets:
   United States................................................................................   $ 95,110            $100,639
   Canada.......................................................................................      8,244               8,013
   Europe and Asia..............................................................................      4,475               6,284
                                                                                                   --------            --------

       Total....................................................................................   $107,829            $114,936
                                                                                                   ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Overview", "Certain Factors that May Affect Our Business" and elsewhere in this report.

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

     Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment which the customer may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have historically recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. In this regard, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis
throughout the quarter.   As a result, if expected revenues are delayed or
otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be significantly adversely affected. See "Certain Factors That May Affect Our Business."

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                      (Unaudited)          (Unaudited)
                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                        -------             -------
                                                    1998       1999     1998       1999
                                                    ----       ----     ----       ----
Revenues:
  License.....................................      74.1%      70.4%    75.7%      69.8%
  Services and maintenance....................      25.9       29.6     24.3       30.2
                                                 -------      -----   ------      -----
    Total revenues............................     100.0      100.0    100.0      100.0
                                                 -------      -----   ------      -----
Cost of revenues:
  License.....................................       4.3        2.1      3.9        2.2
  Services and maintenance....................      14.7       16.4     14.8       16.7
                                                 -------      -----   ------      -----
    Total cost of revenues....................      19.0       18.5     18.7       18.9
                                                 -------      -----   ------      -----

Gross profit..................................      81.0       81.5     81.3       81.1
                                                 -------      -----   ------      -----
Operating expenses:
  Sales and marketing.........................      55.1       49.5     52.6       50.2
  Research and development....................      27.9       20.3     25.6       21.6
  General and administrative..................      11.0        9.5     10.8        9.2
  Acquired in-process research and
    development and goodwill amortization.....     183.4        0.9     96.5        1.0
                                                 -------      -----   ------      -----

    Total operating expenses..................     277.4       80.2    185.5       82.0
                                                 -------      -----   ------      -----

Income (loss) from operations.................    (196.4)       1.3   (104.2)      (0.9)
Interest income...............................       0.6        4.3      1.0        4.8
                                                 -------      -----   ------      -----
Income (loss) before provision (benefit) for
   income taxes...............................    (195.8)       5.6   (103.2)       3.9
Provision (benefit) for income taxes..........        --        1.2     (0.8)       0.6
                                                 -------      -----   ------      -----

Net income (loss).............................   (195.8)%       4.4%  (102.4)%      3.3%
                                                 =======      =====   ======      =====


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

Total Revenues

     Total revenues increased 80% from $11.0 million for the three months ended June 30, 1998 to $19.8 million for the three months ended June 30, 1999. Total revenues increased 75% from $20.9 million for the six months ended June 30, 1998 to $36.6 million for the six months ended June 30, 1999. We continue to execute our strategy of expanding our direct sales and marketing organization while focusing on targeted customers and vertical market segments. However, there can be no assurance that sales will continue to grow at the rate experienced in prior periods.

License Revenues

     License revenues increased 70% from $8.2 million for the three months ended June 30, 1998 to $13.9 million for the three months ended June 30, 1999, representing 74% and 70% of total revenues in the respective periods. License revenues increased 61% from $15.8 million for the six months ended June 30, 1998 to $25.5 million for the six months ended June 30, 1999, representing 76% and 70% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization and sales to new industry segments. The decrease in license revenues as a percentage of total revenues was primarily a result of the increasing support revenue stream and increased demand for consulting services.

Services and Maintenance Revenues

     Services and maintenance revenues increased 103% from $2.9 million for the three months ended June 30, 1998 to $5.9 million for the three months ended June 30, 1999, representing 26% and 30% of total revenues in the respective periods. Services and maintenance revenues increased 116% from $5.1 million for the six months ended June 30, 1998 to $11.0 million for the six months ended June 30, 1999, representing 24% and 30% of total revenues in the respective periods. Services and maintenance revenues have continued to increase in absolute dollars and as a percentage of total revenues as our installed customer base has grown and as these customers continue to renew their maintenance agreements. In addition, our increasing customer base has resulted in an acceleration of demand for consulting services to assist these customers as they deploy our solutions. We continue to focus on building our relationships with outside service providers to ensure that we have adequate resources available to meet the demand of our customers.

COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues decreased from $470,000 for the three months ended June 30, 1998 to $414,000 for the three months ended June 30, 1999, representing 4% and 2% of total revenues for the respective periods. Cost of license revenues decreased from $812,000 for the six months ended June 30, 1998 to $809,000 for the six months ended June 30, 1999, representing 4% and 2% of total revenues for the respective periods. While the cost of license revenues was relatively flat for the first half of 1999 compared to the first half of 1998, the decrease in cost of license revenues as a percentage of total revenues for the three and six months ended June 30, 1999 was primarily the result of a shift in the mix of third-party software vendor products sold in the first half of 1999 compared to the same period in 1998. The mix of third-party products may vary from period-to-period and our gross margins and, therefore, our results of operations could be adversely affected.

Cost of  Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues increased 100% from $1.6 million for the three months ended June 30, 1998 to $3.2 million for the three months ended June 30, 1999, representing 15% and 16% of total revenues for the respective periods. Cost of services and maintenance revenues increased 97% from $3.1 million for the six months ended June 30, 1998 to $6.1 million for the six months ended June 30, 1999, representing 15% and 17% of total revenues for the respective periods. The increase in absolute dollars and as a percentage of total revenues reflected the increased costs associated with the increased levels of services and maintenance revenues experienced during the three and six months ended June 30, 1999.

     The gross margin on services and maintenance revenues was 43% and 44% for the three months ended June 30, 1998 and 1999, respectively. The services and maintenance gross margin was 39% and 45% for the six months ended June 30, 1998 and 1999, respectively. This increase in the services and maintenance margin reflects the shift in the mix of services revenue toward higher-margin maintenance revenues. In addition, the services personnel hired in 1998 are now achieving higher productivity levels.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses increased from $6.1 million and $11.0 million
for the three and six   months ended June 30, 1998 to $9.8 million and $18.4
million for the comparable periods in 1999. Sales and marketing expenses represented 55% and 53% of total revenues for the three and six months ended June 30, 1998, compared to 50% for each of the comparable periods in 1999. The increase in absolute dollars was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, as well as significant investments in marketing during the first half of 1999 as we launched a number of new products and marketing programs. We have continued our strategy of investing in hiring and training our direct sales organization in anticipation of future market growth, and investing in marketing efforts in support of new products launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The decrease as a percentage of total revenues reflects the higher revenue base and improvements achieved in productivity and efficiencies gained.

Research and Development

     Research and development expenses increased from $3.1 million and $5.4 million for the three and six months ended June 30, 1998 to $4.0 million and $7.9 million for the comparable periods in 1999. Research and development expenses represented 28% and 26% of total revenues for the three and six months ended June 30,

1998, compared to 20% and 22% for the comparable periods in 1999. The increased investment in research and development expenses in absolute dollars reflects expenses related to increased staffing of software developers. These employees were added primarily in the second half of 1998 in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and as a result of our acquisition of r3 Security Engineering AG ("r3") in June 1998. The investment in research and development as a percentage of total revenues decreased for the six months ended June 30, 1999 compared to the same period in 1998, as a result of growth of revenues outpacing our expansion of the development team in 1999. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

General and Administrative

     General and administrative expenses increased from $1.2 million and $2.3 million for the three and six months ended June 30, 1998 to $1.9 million and $3.4 million for the comparable periods in 1999. General and administrative expenses represented 11% of total revenues for the three and six months ended June 30, 1998, compared to 10% and 9% for the comparable periods in 1999. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including improved management information systems and outside professional service firms. The decrease as a percentage of total revenues reflected efficiencies gained throughout our administrative processes as we have grown as a company.

Acquired In-process Research and Development and Goodwill Amortization

     On June 8, 1998, we completed the acquisition of r3, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions.
In connection with the acquisition in 1998, an appraisal was done of the intangible assets, resulting in $20.2 million of the purchase price being allocated to in-process research and development that has not yet reached technological feasibility and has no alternative future use. This in-process research and development was expensed in the six months ended June 30, 1998. We have recorded $178,000 of amortization with respect to the goodwill that arose as a result of this acquisition in the three months ended June 30, 1999, with total amortization of $356,000 for the six months ended June 30, 1999.

Interest Income

     Interest income increased from $71,000 and $217,000 for the three and six months ended June 30, 1998 to $853,000 and $1.8 million for the comparable periods in 1999. This increase reflects the investment income earned on the net proceeds of our initial public offering in August 1998.

Provision for Income Taxes

     We have recorded an income tax provision of $245,000 for the three and six months ended June 30, 1999 compared with an income tax benefit of $160,000 recognized for the six months ended June 30, 1998. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Accordingly, the effective income tax rates differed from statutory rates due to an adjustment to the valuation allowance for net operating loss carry forwards from prior periods in the first half of 1999, which resulted in the tax
provision of $245,000 for the three and six months ended June 30, 1999.   For
the six months ended June 30, 1998, the tax benefit of $160,000 arose primarily from Canadian research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Entrust generated cash of $5.7 million from operating activities during the six months ended June 30, 1999. This cash inflow was primarily a result of a decrease in accounts receivable, and an increase in accrued liabilities and deferred income and the net income achieved over the period. Our average days sales outstanding this quarter was 58 days, which represents a reduction over the 84 days that we reported over the last three quarters. The reduction in days sales outstanding reflects improved quarterly revenue linearity and enhanced collection efforts. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the six months ended June 30, 1999, cash was provided by the reduction of our short-term investments by $7.4 million (net of $66.3 million of short-term investment purchases) while we invested $2.3 million in property and equipment and $1.5 million in other long-term assets. The property and equipment investments were primarily computer hardware and leasehold improvements to support the growing organization.

     Cash provided by financing activities for the six months ended June 30, 1999 was $3.5 million, primarily due to the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

     As of June 30, 1999, our principal sources of liquidity were our cash and short-term investments of $86.6 million. It is our belief that cash flows from operations, existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.

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

     Because of the broad functionality of our PKI solution, we compete with vendors offering a wide range of security products and services, as follows:

 . we compete with companies offering commercial certification authority products and services, such as VeriSign, Security Dynamics, GTE Cybertrust Solutions, Baltimore Technologies and IBM;
 . we compete with established companies, such as Network Associates, which has introduced PKI products that will eventually be integrated with their other security offerings, as well as Microsoft, which has announced its intention to offer a certificate server product building on its existing security framework in the near future;
 .  other major networking vendors could, in the future, bundle digital certificates with their product offerings;
 . we expect that competition from established and emerging companies in the financial and telecommunications industries will also increase in the near term; and
 . certain of our primary long-term competitors may not yet have entered the market.

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

     We have developed a Year 2000 readiness plan for the current versions of our products. The plan includes assessment, implementation, validation testing, and contingency planning. We have assessed the capability of the current versions of our products sold to handle the Year 2000 and have identified, completed and tested the code changes (if any) required to make each of these products Year 2000 Compliant. The costs of this effort were not significant and were included in our operating costs. We believe that our products and systems are Year 2000 Compliant and, therefore, that the likelihood of a significant impact due to problems is remote. In addition, we expect that the cost of these projects over the next twelve months will not have a significant effect on our business, results of operations or financial condition. We continue to maintain an up-to-date listing of the Year 2000 readiness of our various products on our Web site and we plan to respond to customer concerns about prior versions of our products on a case-by-case basis. In addition, we have completed a contingency plan for providing customer support during the period immediately surrounding January 1, 2000 to address any unforeseen customer issues that may arise. This plan will be communicated to our customers during the third quarter of 1999.

     We have defined "Year 2000 Compliant" to mean the ability to perform date and time dependent operations between December 31, 1999, and January 1, 2000, without any significant, service affecting non-conformances to the accompanying user documentation. This does not, however, mean that the software will be free of all defects, errors or inaccuracies. The definition of Year 2000 Compliant assumes that our software products receive accurate and correctly formatted date and time information from the underlying operating system, firmware, hardware and any other software with which our products interact. Year 2000 Compliance also assumes that our customers continue to contract for maintenance and support of our products. We have not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, but we are seeking assurances from our vendors that licensed software is Year 2000 Compliant. We believe that due to the relatively small third-party component, the likelihood of a significant impact is remote. We also have not tested our products on all platforms or all versions of operating systems that we currently support and have advised our customers to verify that their platforms and operating systems support the transition to the year 2000.
We have prepared a contingency plan for unanticipated product failures.   We
will be communicating this plan to our customers during the third quarter of 1999.

     Our internal systems include both our information technology ("IT") and non-IT systems. We completed an assessment of our material internal IT systems during 1998 and completed an assessment of our non-IT systems during the first half of 1999. With respect to the IT systems, we have applied available software updates and "patches" as required by our vendors to make their software Year 2000 Compliant. Certain vendors have yet to provide such updates to their software. However, these updates will be made as the software is available or an alternate source will be found for the required functionality. In addition, we plan to test our internal computing environment for Year 2000 Compliance in the third quarter of 1999. To the extent that we are not able to test certain technology provided by third-party vendors, we have sought assurances from our vendors that their systems are Year 2000 Compliant. Although we are not currently aware of any significant operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems. We are preparing a contingency plan for unanticipated system failures which we anticipate completing during the third quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and short-term investments, in investments that
are designed to preserve principal, maintain liquidity and maximize return.   We
actively manage our investments in accordance with the objectives above. Accordingly, some of these investments are subject to market risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash and cash equivalents, and short-term investments with high quality financial institutions and investment managers. We also restrict the investments to securities with short-term maturities, such that, at June 30, 1999, the majority of our short-term
investments had maturities of less than six-months from that date.   As a
result, we believe that our exposure to market risk related to interest rates is minimal.

     The following table presents the cash and cash equivalents and short-term investments that we held at June 30, 1999, that would have been subject to market risk, and the related ranges of maturities as of that date:

                                                                                           MATURITY
                                                                                        (in thousands)

                                                                                                            Greater than
                                                                   Within 3 Months        3-6 Months          6 Months
                                                                   ---------------        ----------         ----------
Investments classified as cash and cash equivalents...........          $12,755                 --                 --
Investments classified as short-term investments..............          $16,565            $18,792            $34,594
                                                                        -------            -------            -------
  Total.......................................................          $29,320            $18,792            $34,594
                                                                        =======            =======            =======
Fair value....................................................          $29,320            $18,792            $34,594
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

     As of June 30, 1999, approximately $7.5 million of the net proceeds of the Offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The remaining net proceeds are invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of Entrust or our associates, persons owning 10 percent or more of any class of equity securities of Entrust, or an affiliate of Entrust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 5, 1999, the Company held its Annual Meeting of Stockholders. Shares of stock with 29,302,968 votes were represented at the meeting out of a total of 48,484,445 shares entitled to vote. There were no broker non-votes cast at the meeting. The following sets forth a description of each matter voted on and the votes cast.

     1)  A proposal to elect Directors of the Company.

         (i)   Butler C. Derrick, Jr. (Class I Director)
         (ii)  James A. Thomson (Class I Director)
         (iii) Michael P. Ressner (Class III Director)

         For the above-referenced individuals (i) through (iii), 29,302,968 votes were cast in favor and no votes were withheld.

         The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are F. William Connor, John A. Ryan and Terrell B. Jones.

     2) A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the current year.

         For the above-referenced matter (2), 29,302,968 votes were cast in favor, no votes were cast against and no votes abstained from voting.

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


                                        ENTRUST TECHNOLOGIES INC.
                                        -------------------------
                                              (Registrant)

Dated: August 13, 1999

                                        /s/ Michele L. Axelson
                                        -------------------------
                                            Michele L. Axelson
                                     Senior Vice President and Chief
                                       Financial Officer (Principal
                                    Financial and Accounting Officer)

                           ENTRUST TECHNOLOGIES INC.

                               INDEX TO EXHIBITS



EXHIBIT                        DESCRIPTION                          PAGE
-------                        -----------                          ----

27                        Financial Data Schedule