Form 10-Q
period 1999-09-30
ENTRUST TECHNOLOGIES INC
filed 1999-11-12
CIK 1031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

  [X]     Quarterly report pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934

      FOR THE QUARTER ENDED SEPTEMBER 30, 1999

  OR

  [  ]      Transition report pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934

  COMMISSION FILE NUMBER 000-24733

  ENTRUST TECHNOLOGIES INC.
  (Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	62-1670648 (IRS employer identification no.)

  ONE PRESTON PARK SOUTH
  4975 PRESTON PARK BLVD, SUITE 400
  PLANO, TX 75093
  (Address of principal executive offices & zip code)

  Registrant's telephone number, including area code: (972) 943-7300

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]      No  [  ]

  There were 44,694,223 shares of the registrant's $.01 par value Common stock outstanding as of November 9, 1999. There were also 5,157,289 shares of the registrant's $.01 par value Special Voting stock outstanding as of November 9, 1999.

  ENTRUST TECHNOLOGIES INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

  ENTRUST TECHNOLOGIES INC.

  CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	(Unaudited) SEPTEMBER 30,

	1998	1999

(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$3,712	$ 20,436
Short-term investments	77,355	67,200
Accounts receivable, net	14,013	18,154
Prepaid expenses and other	3,096	5,074

Total current assets	98,176	110,864
Property and equipment, net	4,874	6,323
Other long-term assets	4,779	4,989

Total assets	$107,829	$122,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 7,187	$ 5,672
Accrued liabilities	4,981	8,523
Deferred income	7,791	9,698
Due to related party	768	789

Total current liabilities	20,727	24,682
Long-term liabilities	43	16

Total liabilities	20,770	24,698

Shareholders' equity:
Common and special voting stock and additional paid-in capital	112,960	119,988
Unearned deferred compensation and other	(724)	(583)
Accumulated deficit	(25,177)	(21,927)

Total shareholders' equity	87,059	97,478

Total liabilities and shareholders' equity	$107,829	$122,176

  See accompanying notes to condensed consolidated financial statements

  ENTRUST TECHNOLOGIES INC.

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) THREE MONTHS ENDED SEPTEMBER 30,		(Unaudited) NINE MONTHS ENDED SEPTEMBER 30,

	1998	1999	1998	1999

(In thousands, except per share data)

Revenues:
License	$9,795	$16,515	$ 25,640	$ 42,056
Services and maintenance	3,244	6,108	8,337	17,147

Total revenues	13,039	22,623	33,977	59,203

Cost of revenues:
License	507	603	1,319	1,412
Services and maintenance	2,100	3,385	5,198	9,476

Total cost of revenues	2,607	3,988	6,517	10,888

Gross profit	10,432	18,635	27,460	48,315

Operating expenses:
Sales and marketing	7,330	10,478	18,338	28,857
Research and development	3,669	4,225	9,026	12,111
General and administrative	1,356	1,993	3,627	5,369
Acquired in-process research and
development and goodwill amortization	178	178	20,386	534

Total operating expenses	12,533	16,874	51,377	46,871

Income (loss) from operations	(2,101)	1,761	(23,917)	1,444
Interest income	517	966	734	2,733

Income (loss) before provision (benefit)
for income taxes	(1,584)	2,727	(23,183)	4,177
Provision (benefit) for income taxes	-	682	(160)	927

Net income (loss)	$ (1,584)	$ 2,045	$(23,023)	$ 3,250

Net income (loss) per share:
Basic	$(0.04)	$0.05	$(0.70)	$0.07
Diluted	$(0.04)	$0.04	$(0.70)	$0.06
Weighted average common shares used in per
share computations:
Basic	36,830	44,106	32,843	43,504
Diluted	36,830	54,690	32,843	54,598

  See accompanying notes to condensed consolidated financial statements

  ENTRUST TECHNOLOGIES INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) NINE MONTHS ENDED SEPTEMBER 30,

	1998	1999

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,023)	$ 3,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	843	2,229
Adjustment to cumulative translation account	4	(6)
Deferred income taxes	(257)	(33)
Deferred compensation earned	100	147
Acquired in-process research and development	20,208	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,556)	(4,141)
Increase in prepaid expenses and other	(153)	(1,190)
Increase (decrease) in accounts payable	2,425	(1,515)
Increase in income taxes payable	-	927
Increase in accrued liabilities	1,553	2,615
Increase in deferred income	3,627	1,907
Increase (decrease) due to related party	(2,576)	21

Net cash provided by (used in) operating activities	(1,805)	4,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,345)	(3,144)
Increase in other long-term assets	-	(1,518)
Purchases of short-term investments	(52,227)	(87,603)
Dispositions of short-term investments	21,531	97,758
Payment on purchase of r3 Security Engineering AG	(4,391)	-

Net cash provided by (used in) investing activities	(36,432)	5,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,422)	(8)
Proceeds from exercise of stock options and employee stock purchase plan	31	7,028
Proceeds from issuance of common stock, net of issuance costs	79,098	-

Net cash provided by financing activities	77,707	7,020

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,470	16,724
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,025	3,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 43,495	$ 20,436

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of redeemable Series A common stock (and subsequent conversion into common stock) related to the acquisition of r3 Security Engineering AG	$ 17,013	$ -

  See accompanying notes to condensed consolidated financial statements

  ENTRUST TECHNOLOGIES INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  (In thousands, except share data)

NOTE 1.	BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1998 contained in Entrust Technologies Inc.'s Form 10-K.

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

  On August 21, 1998, the Company closed its initial public offering, issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79.1 million. Concurrent with the closing of the initial public offering, each of the 20,314,346 outstanding shares of the Company's Series A Common stock and each of the 1,167,288 outstanding shares of the Company's Redeemable Series A Common stock were automatically converted into one share of Common stock. Also, the 260,000 outstanding shares of the Company's Series B (including non-voting) Common stock were automatically converted into 13,063,836 shares of Common stock. Furthermore, the majority shareholder of the Company exercised its option to exchange 2,542,711 shares of the Company's Special Voting stock into the equivalent number of shares of Common stock. After this exchange, the remaining number of issued and outstanding Special Voting shares was 5,157,289. In addition, 2,055,419 shares of Common stock were issued in the nine months ended September 30, 1999 related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

NOTE 3.	SHORT-TERM INVESTMENTS

  Short-term investments consist of investments in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as " held to maturity" investments and stated at amortized cost. At September 30, 1999, the amortized cost of the Company's investments approximated fair value.

NOTE 4.	SEGMENT AND GEOGRAPHIC INFORMATION

  Segment information

  The Company conducts business in one operating segment; namely, the design, production and sale of software products and related services for encryption and digital signature. The nature of the Company's different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the Chief Operating Decision Maker ("CODM "), the President and Chief Executive Officer, on a geographic basis. Accordingly, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information.

  Geographic information

  Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

  The Company operates in three main geographic areas as follows:

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended

	September 30,		September 30,

	1998	1999	1998	1999

Revenues:
United States	$ 7,927	$15,294	$ 18,443	$ 41,178
Canada	2,582	3,805	7,649	9,538
Europe, Asia and Other	2,530	3,524	7,885	8,487

Total revenues	$ 13,039	$22,623	$ 33,977	$ 59,203

Net income (loss) before income taxes:
United States	$ (724)	$ 1,388	$(22,112)	$ 2,273
Canada	(266)	759	(664)	580
Europe, Asia and Other	(594)	580	(407)	1,324

Total net income (loss) before income taxes	$ (1,584)	$ 2,727	$ (23,183)	$ 4,177

			December 31,	(Unaudited) September 30,

			1998	1999

Total assets:
United States			$95,110	$104,044
Canada			8,244	11,772
Europe, Asia and Other			4,475	6,360

Total			$107,829	$122,176

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  OVERVIEW

  Entrust Technologies is a global leader in solutions that bring trust to e-business. We are committed to enabling organizations to conduct e-commerce securely, ensuring they benefit from increased service efficiency, technology cost savings and the confidence associated with trusted e-business technologies. Our products and services enable organizations and their partners to manage trusted, secure electronic transactions and communications over today's advanced networks, including intranets, extranets and the Internet.

  Since 1994, Entrust Technologies has been providing award-winning security solutions to global enterprises, government entities, small- to mid-sized businesses and individuals. Over 1,000 customers have been licensed with digital certificates by Entrust Technologies to date.

  Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment that the customer may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have historically recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. In this regard, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are delayed or otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be significantly adversely affected. See "Certain Factors That May Affect Our Business. "

  RESULTS OF OPERATIONS

  The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited) THREE MONTHS ENDED SEPTEMBER 30,		(Unaudited) NINE MONTHS ENDED SEPTEMBER 30,

	1998	1999	1998	1999

Revenues:
License	75.1%	73.0%	75.5%	71.0%
Services and maintenance	24.9	27.0	24.5	29.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	3.9	2.7	3.9	2.4
Services and maintenance	16.1	14.9	15.3	16.0

Total cost of revenues	20.0	17.6	19.2	18.4

Gross profit	80.0	82.4	80.8	81.6

Operating expenses:
Sales and marketing	56.2	46.3	54.0	48.7
Research and development	28.1	18.7	26.5	20.5
General and administrative	10.4	8.8	10.7	9.1
Acquired in-process research and
development and goodwill amortization	1.4	0.8	60.0	0.9

Total operating expenses	96.1	74.6	151.2	79.2

Income (loss) from operations	(16.1)	7.8	(70.4)	2.4
Interest income	4.0	4.2	2.2	4.6

Income (loss) before provision (benefit) for income taxes	(12.1)	12.0	(68.2)	7.0
Provision (benefit) for income taxes	-	3.0	(0.5)	1.5

Net income (loss)	(12.1)%	9.0%	(67.7)%	5.5%

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

  Total Revenues

  Total revenues increased 74% from $13.0 million for the three months ended September 30, 1998 to $22.6 million for the three months ended September 30, 1999. Total revenues increased 74% from $34.0 million for the nine months ended September 30, 1998 to $59.2 million for the nine months ended September 30, 1999. We continue to execute our strategy of expanding our direct sales and marketing organization while focusing on targeted customers and vertical market segments. However, there can be no assurance that sales will continue to grow at the rate experienced in prior periods.

  Total revenues derived from North America increased 82% from $10.5 million for the three months ended September 30, 1998 to $19.1 million for the three months ended September 30, 1999, while total revenues derived from outside of North America increased 40% from $2.5 million for the three months ended September 30, 1998 to $3.5 million for the three months ended September 30, 1999. Total revenues derived from North America increased 94% from $26.1 million for the nine months ended September 30, 1998 to $50.7 million for the nine months ended September 30, 1999, while total revenues derived from outside of North America increased 8% from $7.9 million for the nine months ended September 30, 1998 to $8.5 million for the nine months ended September 30, 1999. Although the majority of the overall growth in total revenues in 1999 has been experienced in North America, we have also focused on growing our revenue base internationally particularly in Europe and Asia. However, the level of non-North American revenues has fluctuated from period to period and is expected to continue that trend in the foreseeable future.

  License Revenues

  License revenues increased 68% from $9.8 million for the three months ended September 30, 1998 to $16.5 million for the three months ended September 30, 1999, representing 75% and 73% of total revenues in the respective periods. License revenues increased 64% from $25.6 million for the nine months ended September 30, 1998 to $42.1 million for the nine months ended September 30, 1999, representing 76% and 71% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization and sales to new industry segments. The decrease in license revenues as a percentage of total revenues was primarily a result of the increasing support revenue stream and increased demand for consulting services.

  Services and Maintenance Revenues

  Services and maintenance revenues increased 91% from $3.2 million for the three months ended September 30, 1998 to $6.1 million for the three months ended September 30, 1999, representing 25% and 27% of total revenues in the respective periods. Services and maintenance revenues increased 106% from $8.3 million for the nine months ended September 30, 1998 to $17.1 million for the nine months ended September 30, 1999, representing 25% and 29% of total revenues in the respective periods. Services and maintenance revenues have continued to increase in absolute dollars and as a percentage of total revenues as our installed customer base has grown and as these customers continue to renew their maintenance agreements. In addition, our increasing customer base has resulted in an acceleration of demand for consulting services to assist these customers as they deploy our solutions. We continue to focus on building our relationships with outside service providers to ensure that we have adequate resources available to meet the demand of our customers.

  COST OF REVENUES

  Cost of License Revenues

  Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues increased from $507,000 for the three months ended September 30, 1998 to $603,000 for the three months ended September 30, 1999, representing 4% and 3% of total revenues for the respective periods. Cost of license revenues increased from $1.3 million for the nine months ended September 30, 1998 to $1.4 million for the nine months ended September 30, 1999, representing 4% and 2% of total revenues for the respective periods. While the cost of license revenues was relatively flat for the first nine months of 1999 compared to the first nine months of 1998, the decrease in cost of license revenues as a percentage of total revenues for the three and nine months ended September 30, 1999 was primarily the result of a shift in the mix of third-party software vendor products sold in the first three quarters of 1999 compared to the same period in 1998. The mix of third-party products may vary from period to period and our gross margins and, therefore, our results of operations could be adversely affected.

  Cost of Services and Maintenance Revenues

  Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues increased 62% from $2.1 million for the three months ended September 30, 1998 to $3.4 million for the three months ended September 30, 1999, representing 16% and 15% of total revenues for the respective periods. Cost of services and maintenance revenues increased 83% from $5.2 million for the nine months ended September 30, 1998 to $9.5 million for the nine months ended September 30, 1999, representing 15% and 16% of total revenues for the respective periods. The increase in absolute dollars during the three and nine months ended September 30, 1999, and as a percentage of total revenues during the nine months ended September 30, 1999, reflected the increased costs associated with the increased levels of services and maintenance revenues experienced during these periods. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in the three months ended September 30, 1999 reflects improved productivity and utilization of available services resources compared to the same period of the previous year.

  The gross margin on services and maintenance revenues was 35% and 45% for the three months ended September 30, 1998 and 1999, respectively. The services and maintenance gross margin was 38% and 45% for the nine months ended September 30, 1998 and 1999, respectively. This increase in the services and maintenance margin, during the three and nine month periods ended September 30, 1999 compared to the same periods in 1998, reflects the shift in the mix of services revenue toward higher-margin maintenance revenues. In addition, the services personnel hired in 1998 are now achieving higher productivity levels.

  OPERATING EXPENSES

  Sales and Marketing

  Sales and marketing expenses increased from $7.3 million and $18.3 million for the three and nine months ended September 30, 1998 to $10.5 million and $28.9 million for the comparable periods in 1999. Sales and marketing expenses represented 56% and 54% of total revenues for the three and nine months ended September 30, 1998, compared to 46% and 49% for the comparable periods in 1999. The increase in absolute dollars was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, as well as significant investments in marketing during the first three quarters of 1999 as we launched a number of new products and marketing programs. We have continued our strategy of investing in hiring and training our direct sales organization in anticipation of future market growth, and investing in marketing efforts in support of new product launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The decrease as a percentage of total revenues reflects the higher revenue base as well as improvements achieved in productivity of sales and marketing personnel and efficiencies gained in the related processes.

  Research and Development

  Research and development expenses increased from $3.7 million and $9.0 million for the three and nine months ended September 30, 1998 to $4.2 million and $12.1 million for the comparable periods in 1999. Research and development expenses represented 28% and 27% of total revenues for the three and nine months ended September 30, 1998, compared to 19% and 21% for the comparable periods in 1999. The increased investment in research and development expenses in absolute dollars reflects expenses related to increased staffing of software developers. These employees were added primarily in the second half of 1998 in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and as a result of our acquisition of r3 Security Engineering AG ("r3") in June 1998. The investment in research and development as a percentage of total revenues decreased for the three and nine months ended September 30, 1999 compared to the same periods in 1998, as a result of growth of revenues outpacing our expansion of the development team in 1999. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

  General and Administrative

  General and administrative expenses increased from $1.4 million and $3.6 million for the three and nine months ended September 30, 1998 to $2.0 million and $5.4 million for the comparable periods in 1999. General and administrative expenses represented 10% and 11% of total revenues for the three and nine months ended September 30, 1998, compared to 9% for each of the comparable periods in 1999. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including improved management information systems and the increased utilization outside professional service firms. The decrease as a percentage of total revenues reflected efficiencies gained throughout our administrative processes as we have grown as a company.

  Acquired In-process Research and Development and Goodwill Amortization

  On June 8, 1998, we completed the acquisition of r3, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. In connection with the acquisition in 1998, an appraisal was done of the intangible assets, resulting in $20.2 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in the nine months ended September 30, 1998. We have recorded $178,000 of amortization with respect to the goodwill that arose as a result of this acquisition in the three months ended September 30, 1999, with total amortization of $534,000 for the nine months ended September 30, 1999, compared to $178,000 for the three and nine months ended September 30, 1998.

  Interest Income

  Interest income increased from $517,000 and $734,000 for the three and nine months ended September 30, 1998 to $966,000 and $2.7 million for the comparable periods in 1999. This increase reflects the investment income earned on the net proceeds of our initial public offering in August 1998 and on cash provided by operations in 1999.

  Provision for Income Taxes

  We have recorded an income tax provision of $682,000 and $927,000 for the three and nine months ended September 30, 1999 compared with an income tax benefit of $160,000 recognized for the nine months ended September 30, 1998. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Accordingly, the effective income tax rates differed from statutory rates due to an adjustment to the valuation allowance for net operating loss carry-forwards from prior periods in the first three quarters of 1999, which resulted in tax provisions of $682,000 and $927,000 for the three and nine months ended September 30, 1999. For the nine months ended September 30, 1998, the tax benefit of $160,000 arose primarily from Canadian research and development tax credits.

  LIQUIDITY AND CAPITAL RESOURCES

  Entrust generated cash of $4.2 million from operating activities during the nine months ended September 30, 1999. This cash inflow was primarily a result of an increase in income taxes payable, accrued liabilities and deferred income and the net income achieved over the period. These inflows were partially offset by cash outflows relating to an increase in accounts receivable, prepaid expenses, and a decrease in accounts payable. Our average days sales outstanding this quarter was 72 days, which represents an increase over the 58 days that we reported for the second quarter, but a reduction over the 84 days we reported in the three quarters previous to that. The overall decrease in days sales outstanding from the first quarter of 1999 reflects the improved collection efforts over the quarters and the quality of our relationships with our customers. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

  During the nine months ended September 30, 1999, cash from investing activities was provided by the reduction of our short-term investments by $10.2 million (net of $87.6 million of short-term investment purchases) while we invested $3.1 million in property and equipment and $1.5 million in other long-term assets. The property and equipment investments were primarily computer hardware and leasehold improvements to support the growing organization.

  Cash provided by financing activities for the nine months ended September 30, 1999 was $7.0 million, primarily due to the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

  As of September 30, 1999, our principal sources of liquidity were our cash and short-term investments of $87.6 million. It is our belief that cash flows from operations, existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.

  CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

  We Have a Limited Operating History

  We have only a limited operating history on which to base an evaluation of our business and prospects. Our quarterly revenues and operating results have varied substantially and may continue to fluctuate due to a number of factors, including, but not limited to, the following:

    The timing, size and nature of our licensing transactions;
    The market acceptance of new products or product enhancements by us or our competitors;
    Product and price competition;
    The relative proportions of revenues derived from licenses and services and maintenance;

    Changes in our operating expenses;
    Personnel changes;
    Fluctuations in foreign currency exchange rates; and
    Fluctuations in economic and financial market conditions.

  To address these risks we must, among other things:

    Successfully market our products to our new and existing customers;
    Attract, integrate, train, retain and motivate qualified personnel;
    Respond to competitive developments;
    Successfully introduce new products; and
    Successfully introduce enhancements to our product line to address new technologies and standards.

  We cannot be certain that we will successfully address any of these risks.

  Certain of Our Public Key Infrastructure ("PKI") Solution Transactions Have Lengthy Sales and Implementation Cycles

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

    customers' budgetary constraints;
    the timing of customers' budget cycles; and
    customers' internal approval processes.

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

  Due to all of the foregoing factors, we believe that:

    period-to-period comparisons of our results of operations are not necessarily meaningful;
    results in any particular quarter are not necessarily indicative of future performance;

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

  Our Business Success Depends on Risks Associated with the Information Security Market

  The market for Entrust's PKI solution is at an early stage of development. A decline in demand for our products could result from:

    competition;
    technology change;
    the public's perception of the need for security products;
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

  In addition, a well-publicized actual or perceived breach of network or computer security at one of our customers, regardless of whether such breach is attributable to our products, or any significant advance in techniques for decoding or "cracking " encrypted information could adversely affect the market's perception of us and our products, and could have an adverse effect on our business, financial condition or results of operations.

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

  Because of the broad functionality of our PKI solution, we compete with vendors offering a wide range of security products and services, as follows:

    we compete with companies offering commercial certification authority products and services, such as VeriSign, RSA Security, GTE Cybertrust Solutions, Baltimore Technologies and IBM;
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

  We Must Manage Our Growth

  We are currently experiencing rapid growth that places a significant strain on our management and other resources. Our business has grown significantly in size and complexity over the past few years. The growth in the size and complexity of our business as well as its customer base has placed, and is expected to continue to place, a significant strain on our management and operations. In addition, certain of our senior management have had limited experience in managing publicly traded companies. We anticipate that continued growth, if any, will require us to recruit and hire a substantial number of new development, managerial, finance, sales and marketing and support personnel. We may not be successful at hiring or retaining such personnel. Our ability to compete effectively and to manage future growth, if any, will depend on, among other things:

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

    difficulties in collecting international accounts receivable;
    difficulties in obtaining U.S. export licenses, especially for products containing encryption technology;
    potentially longer payment cycles for customer payments;
    increased costs associated with maintaining international marketing efforts;
    introduction of non-tariff barriers and higher duty rates;
    difficulties in enforcement of contractual obligations and intellectual property rights;
    difficulties managing personnel and operations in remote locations;
    increased complexity in corporate tax structure globally; and
    potential adverse impact resulting from introduction of the Euro.

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

  Our Stock Price May be Volatile in Future

  The trading price of our common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as:

    actual or anticipated fluctuations in our operating results;
    announcements of technological innovations;
    new products or new contracts by us or our competitors;
    developments with respect to patents, copyrights or propriety rights;
    conditions and trends in the software industry;
    changes in financial estimates by securities analysts; and
    general market conditions and other factors.

  The public equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies as a group but have been unrelated to the performance of particular companies. The market price of our Common stock may be adversely affected by these broad market fluctuations, as well as:

    shortfalls in sales or earnings as compared with securities analysts' expectations;
    changes in such analysts' recommendations or projections; and
    general economic and market conditions.

  YEAR 2000 COMPLIANCE

  The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for a given year. For example, software with date-sensitive functions that is not Year 2000 Compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

  We have developed a Year 2000 readiness plan for the current versions of our products. The plan includes assessment, implementation, validation testing, and contingency planning. We have assessed the capability of the current versions of our products sold to handle the Year 2000 and have identified, completed and tested the code changes (if any) required to make each of these products Year 2000 Compliant. The costs of this effort were not significant and were included in our operating costs. We believe that our products and systems are Year 2000 Compliant and, therefore, that the likelihood of a significant impact due to problems is remote. In addition, we expect that the cost of these projects for the remainder of 1999 will not have a significant effect on our business, results of operations or financial condition. We continue to maintain an up-to-date listing of the Year 2000 readiness of our various products on our Web site and we plan to respond to customer concerns about prior versions of our products on a case-by-case basis. In addition, we have completed a contingency plan for providing customer support during the period immediately surrounding January 1, 2000 to address any unforeseen customer issues that may arise.

  While we have conducted tests of our software and have informed our customers that the current versions of our products are Year 2000 Compliant, we cannot guarantee that our products, particularly when they incorporate third-party software, will contain all date code changes necessary to ensure Year 2000 compliance. We have defined "Year 2000 Compliant" to mean the ability to perform date and time dependent operations between December 31, 1999, and January 1, 2000, without any significant, service-affecting non-conformances to the accompanying user documentation. This does not, however, mean that the software will be free of all defects, errors or inaccuracies. The definition of Year 2000 Compliant assumes that our software products receive accurate and correctly formatted date and time information from the underlying operating system, firmware, hardware and any other software with which our products interact. Year 2000 Compliance also assumes that our customers continue to contract for maintenance and support of our products. We have not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, but we are seeking assurances from our vendors that licensed software is Year 2000 Compliant. We believe that due to the relatively small third-party component, the likelihood of a significant impact is remote. We also have not tested our products on all platforms or all versions of operating systems that we currently support and have advised our customers to verify that their platforms and operating systems support the transition to the year 2000. We have prepared a contingency plan for unanticipated product failures and will be testing it in the fourth quarter of 1999.

  Our internal systems include both our information technology ( "IT") and non-IT systems. We completed an assessment of our material internal IT systems during 1998 and completed an assessment of our non-IT systems during the first half of 1999. With respect to the IT systems, we have applied available software updates and "patches" as required by our vendors to make their software Year 2000 Compliant. Certain vendors have yet to provide such updates to their software. However, these updates will be made as the software is available or an alternate source will be found for the required functionality. To the extent that we have not been able to test certain technology provided by third-party vendors, we have sought assurances from our vendors that their systems are Year 2000 Compliant. Although we are not currently aware of any significant operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems. We have completed a contingency plan for unanticipated system failures that we will be testing during the fourth quarter of 1999.

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

  Risk Associated with Interest Rates

  Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and short-term investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with the objectives above. Accordingly, some of these investments are subject to market risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash and cash equivalents and short-term investments with high quality financial institutions and investment managers. We also restrict the investments to securities with short-term maturities, such that, at September 30, 1999, the majority of our short-term investments had maturities of less than six-months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

  The following table presents the cash and cash equivalents and short-term investments that we held at September 30, 1999, that would have been subject to market risk, and the related ranges of maturities as of that date:

		MATURITY (in thousands)

	Within 3 Months	3-6 Months	> 6 Months

Investments classified as cash and cash equivalents	$12,002	-	-
Investments classified as short-term investments	$11,969	$24,381	$30,850

Total	$23,971	$24,381	$30,850

Fair value	$23,971	$24,381	$30,850

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

  On November 4, 1999, judgment was entered in favor of Entrust in the United States District Court for the Eastern District of Virginia in Civil Action 99-203. On February 19, 1999, Surety Technologies, Inc. (Surety) filed Civil Action 99-203 against Entrust alleging that the Entrust/Timestamp product infringed various claims of U.S. Patent Re 34,954 (the "954 Patent" ). In a verdict returned on November 3, 1999, a federal jury found that all of the claims of the 954 Patent asserted by Surety against Entrust were invalid for reasons of both anticipation and obviousness. As a result of the jury's decision, Surety's complaint has been dismissed with prejudice. Reference is hereby made to the "Legal Proceedings" described in our Annual Report on Form 10-K for the year ended December 31, 1998 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) Use of Proceeds.

  On August 21, 1998, Entrust closed an initial public offering of our Common Stock, $.01 par value (the "Offering"). The Registration Statement on Form S-1 (No. 333-57275) was declared effective by the Securities and Exchange Commission (the "SEC ") on August 17, 1998 and we commenced the offering on that date.

  After deducting the underwriting discounts and commissions and the Offering expenses, the net proceeds to Entrust from the Offering were approximately $79,097,515.

  As of September 30, 1999, approximately $10.0 million of the net proceeds of the Offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The remaining net proceeds are invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of Entrust or our associates, persons owning 10 percent or more of any class of equity securities of Entrust, or an affiliate of Entrust.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

  List of Exhibits

        27       Financial Data Schedule (available in EDGAR format only)

  Reports on Form 8-K:

        None

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST TECHNOLOGIES INC.
(Registrant)

Dated: November 12, 1999

/s/ David L. Thompson David L. Thompson Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

  ENTRUST TECHNOLOGIES INC.

  INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

27	Financial Data Schedule