Form 10-K405
period 1999-12-31
ENTRUST TECHNOLOGIES INC
filed 2000-03-13
CIK 1031283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    (Mark one)

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-24733

                               ----------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on March 7, 2000, as reported on the Nasdaq National Market, was approximately $4,400,000,000 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

  The number of shares outstanding of the registrant's common stock as of March 7, 2000 was 53,016,067.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered in connection with the Annual Meeting of Stockholders to be held April 27, 2000 are incorporated by reference into Part III of this Form 10-K.

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS

PART I.

                                                                           Page
                                                                           ----
Item 1.   Business.......................................................     3
Item 2.   Properties ....................................................    21
Item 3.   Legal Proceedings..............................................    21
Item 4.   Submission of Matters to a Vote of Security Holders............    21
          Executive Officers and Directors of the Registrant.............    21


PART II.
                                                                           Page
                                                                           ----
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters........................................................    24
Item 6.   Selected Financial Data........................................    25
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....    40
Item 8.   Financial Statements and Supplementary Data....................    41
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    41


PART III.
                                                                           Page
                                                                           ----
Item 10.  Directors and Executive Officers of the Registrant.............    42
Item 11.  Executive Compensation.........................................    42
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................    42
Item 13.  Certain Relationships and Related Transactions.................    42


PART IV.
                                                                           Page
                                                                           ----
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.........    43

SIGNATURES...............................................................    44

    This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among other things, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results of Operations" and "-- Certain Factors that May Affect Our Business" and elsewhere in this report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in 2000.

    Entrust is a registered trademark, and We Bring Trust to e-Business, Entrust/Access, Entrust.net, Entrust@YourService, Entrust/SecureControl, Entrust-Ready, the Entrust design (Elmer), Entrust/Authority, Entrust/Directory, Entrust Electronic Identities, Entrust/Engine, Entrust/Entelligence, Entrust/Web Connector, Entrust/Commerce Connector, Entrust/VPN Connector, Entrust/Lite, Entrust/Solo, Entrust/ICE, Entrust/Express, Entrust/Direct, Entrust/Unity, Entrust/TrueDelete, Entrust/Toolkit, Entrust/PKI, Entrust InSource, Entrust Partner, Entrust/RA, Entrust/AutoRA, Entrust/Roaming, Entrust/Timestamp, Entrust/SignOn and Entrust SecureSummit are trademarks or service marks, of Entrust Technologies Limited, a majority-owned subsidiary of Entrust Technologies Inc. All other trademarks and service marks used in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1.  BUSINESS

    Entrust Technologies is the leading global provider of public-key infrastructure, or PKI, products and services to e-businesses and other organizations. Unlike products and services that focus primarily upon the issuance of digital certificates, which are similar to electronic passports, our award-winning solution is a comprehensive, end-to-end PKI framework designed to assure the security of electronic transactions and communications over advanced networks, including the Internet. Our open, scalable software solution operates across multiple platforms, network devices and applications. According to International Data Corporation, the worldwide market for PKI-based products and services is expected to grow from $122.7 million in 1998 to $1.3 billion in 2003. Since 1994, we have provided our PKI solution primarily to global enterprises and government entities, including Citibank, FedEx, MCI Worldcom, NASA, the United Kingdom Post Office and the Canadian Department of National Defense. To date, over four million users worldwide have been licensed to use Entrust products.

    Our PKI solution is particularly relevant to organizations in the growing business-to-business, or B2B, electronic commerce market. We offer B2B organizations a comprehensive security solution that includes the robust functionality required to support their increasingly advanced and high-value electronic transactions and communications. We believe that we are well-positioned to capitalize on our PKI market leadership to address B2B and other important markets, such as the business-to-consumer, or B2C, market. We are also actively developing additional functionality to address emerging opportunities, such as the growing need to secure e-business transactions conducted over wireless networks.

    We are headquartered in Plano, Texas with offices in Canada, the United Kingdom, Switzerland, Germany and Japan, as well as additional offices in the United States.

Industry Background

    The widespread adoption in recent years of public and private networks has revolutionized the manner in which organizations communicate and conduct business. These advanced networks provide an attractive medium for communications and commerce because of their global reach, accessibility, use of open standards and ability to permit interactions on a real-time basis. Proliferation of these networks has facilitated the storage, analysis and communication of critical information within and between organizations. At the same time, they have afforded businesses a user-friendly, low-cost way to conduct a wide variety of commercial functions electronically. Today, organizations are increasingly utilizing these networks to access new markets, improve customer service and streamline business processes. These types of electronic interactions can occur with a variety of audiences, each of which may have different business requirements for information security because of the nature and content of their communications and transactions. Electronic interactions can be divided into two market-based categories: business-to-business and business-to-consumer.

  . Business-to-business transactions and communications occur between businesses and other organizations, and internally within these entities. Forrester Research, Inc. estimates that the market for B2B e-commerce will be $1.3 trillion by the year 2003. B2B transactions generally require pre-existing or centrally managed relationships between participants. Goods and services transacted through B2B relationships are primarily paid for by means other than credit cards and, therefore, do not receive the fraud protection provided to consumers by credit card companies. B2B communications can also be purely informational where the information being sent between parties is often highly sensitive. For example, product research communications between a pharmaceutical company and a collaborating university contain extremely valuable intellectual property or confidential information that needs to be properly protected. Business processes involved in B2B transactions and communications are frequently complex, resulting in a need for sophisticated networking and software solutions. The B2B market typically requires supply-chain management software, procurement and payment systems, virtual private networking and remote access solutions, electronic mail systems, electronic forms software, sophisticated Web-based solutions, database systems and human resources applications.

  . Business-to-consumer transactions and communications are generally interactions between a selling organization and the general public. Forrester Research, Inc. estimates that the market for online consumer transactions will be $108 billion by the year 2003. B2C interactions are typically less complex than B2B interactions, often do not require a pre-existing relationship between buyer and seller and generally have fewer information security requirements than their B2B counterparts. Although many B2C interactions are currently executed over the Web using out-of-the-box Web browser and server software security capabilities, we anticipate that B2C participants will require more complete security solutions.

  Need For Secure Transactions and Communications

    The very openness and accessibility that have stimulated the adoption and growth of public and private networks create threats to the privacy and integrity of transactions and communications that are transmitted across or stored on them. Key information security concerns relating to electronic interactions include the risk of theft, alteration, interception or dissemination of confidential data, fraud, loss of reputation and economic loss. Threats to information security arise both from external sources such as competitors and computer hackers, as well as internal sources, such as curious or disgruntled employees and contractors. These risks have driven the demand for effective and robust network and information security products.

    The security risks associated with communications and commerce over public and private networks have accentuated the need for information security solutions that address six critical network security needs:

    Access Control. Only authorized users should access, view or modify certain data.

    Confidentiality. Data in transit over the network or in storage should not be disclosed to unauthorized persons.

    Integrity. Data should not be altered or compromised by unauthorized manipulation.

    Authentication. The identities of the parties involved in communications and transactions should be verified.

    Authorization. Individuals should only be able to execute transactions or perform operations for which they have permission.

    Nonrepudiation. The parties involved in an electronic exchange should not be able to deny or repudiate the exchange.

    A wide range of products and services has been introduced to address one or more of these six critical network security needs. For example, access control is provided by products such as firewalls and password tokens, which limit network access only to users having recognized addresses or entering recognized passwords, but are limited in their flexibility and do not address such requirements as confidentiality, integrity, authorization and nonrepudiation. Encryption devices and programs provide confidentiality, but are device-dependent and do not address issues of access control, integrity, authentication, authorization and nonrepudiation. The lack of flexibility and scalability inherent in these solutions has led to the development of public-key encryption and digital certification systems combined in a public-key infrastructure, which can address all six critical network security needs.

  Public-Key Security

    A public-key infrastructure uses encryption algorithms in combination with authentication and verification technology offered by digital certificates to provide users with a secure and reliable means of communicating and effecting transactions over public and private networks.

    Public-Key Encryption. Digital messages are encrypted and decrypted using a cipher or key. Public-key encryption systems assign each user a pair of linked keys: a "public" key, which the user provides to others, and a "private" key, which the user keeps secret. A user wishing to send a secure transmission encrypts the transmission using the recipient's public key. To decode the transmission, the recipient uses a private key that is uniquely able to decode messages encoded with his or her corresponding public key. Thus, the successful exchange of encrypted messages using a public key system requires that message senders have the public keys for all recipients to whom they desire to send messages, and that the recipients decode messages with their own private keys. Public-key encryption provides a high level of data security, and thus addresses an enterprise's need for confidentiality of electronic transmissions. However, because encryption alone does not give the recipient of a message any information about the sender or ensure that a message is not altered en route, the requirements for access control, integrity, authentication, authorization and nonrepudiation are not satisfied.

    Digital Certification. In addition to providing confidentiality, digital certification systems use public and private keys to create digital signatures. These signatures are encoded using the sender's private key. Upon receipt of the message, the recipient obtains a copy of the sender's public key, which verifies that the message originated from the expected sender. Public keys are maintained in digital certificates issued by a Certification Authority, or CA. Digital certificates securely bind the owner's identity to his public key. Digital certificates thus function as electronic passports that not only authenticate their owners' identities and verify their owners' membership in certain organizations, but also establish their owners' authority to engage in a given transaction. Digital signature and certification technology also ensures the integrity of a message by enclosing an encrypted summary or "hash" of the message with the sender's digital signature. When the signature and hash are decrypted using the sender's public key, the system can automatically detect whether the message was altered since it was signed.

    The security benefits of digital certification have led to increasing market demand particularly in markets where information security is critical, such as government, finance, health care and telecommunications. This increasing demand has given rise to numerous products and services that issue digital certificates or that are able to work with digital certificates. However, the mere issuance of digital certificates does not ensure that a user's access is properly monitored, that privileges associated with access are accurately and currently defined, or that the certificates in question have not been updated, withdrawn or replaced. Indeed, the proliferation of users and certificates greatly complicates management of these types of issues, which are critical to maintaining an effective security environment across and between organizations.

  Need For a Comprehensive, End-to-End Public-Key Infrastructure

    To address the management and business issues associated with use of public-key encryption and certificates, organizations, particularly those in the B2B market, must have a robust public-key infrastructure that supplements certificate issuance functions with full life cycle management of public and private keys, including issuance, authentication, storage, retrieval, backup, recovery, updating and revocation. In addition, these functions must operate in an easy-to-use, cost-effective manner.

    Moreover, unless digital certificates and private keys can be easily utilized on a consistent and reliable basis across multiple applications, organizations will face the challenge and cost of maintaining a separate security infrastructure for each application. Maintaining these different security infrastructures could result in separate keys and certificates for each user for different applications, multiple passwords and inconsistent or incomplete security implementations. Such a disconnected, inconsistent set of products would be costly to operate and difficult to use. Furthermore, any PKI must be able to support an organization's security requirements as the enterprise grows, business functions are altered, and underlying information technologies evolve. To be effective, a public-key infrastructure must be able to accommodate a large number of users and integrate diverse computing resources into a cohesive, reliable and secure computing environment that meets the six critical network security needs.

    Achieving these goals requires a highly functional and flexible public-key infrastructure that enables secure communications between and within organizations. The need for comprehensive, end-to-end public-key infrastructure solutions is particularly apparent for B2B transactions and communications, the majority of which have information security requirements that are met only by complete, end-to-end solutions that are cost-effective to operate and easy to use.

The Entrust Solution

    We are the leading global provider of comprehensive, end-to-end public-key infrastructure solutions, encompassing both products and services, that enable e-businesses and other organizations to effectively manage secure transactions and communications across a wide range of applications. Our PKI solution addresses the six critical network security needs and allows for consistent security policy management across and between organizations, and enables any organization to establish its own flexible, highly reliable PKI. We also offer users encryption functionality and full digital signature and certification management in an easy-to-use, integrated and automated solution. Among the benefits offered by our PKI solution are:

    Comprehensive, End-to-End Functionality. We believe that we are the only provider of a comprehensive, end-to-end PKI solution offering the functionality necessary for the full life-cycle management of keys and digital certificates, including:

  .  certificate issuance;

  .  certificate authentication;

  .  key storage and backup;

  .  key retrieval and recovery;

  .  support for nonrepudiation;

  .  authorization management;

  .  certificate and key updating;

  .  certificate revocation; and

  .  cross-certification of PKIs.

    Multiple Certificate Types. Our products and services support multiple certificate types and configurations, including:

  . Multi-application certificates that can be used across multiple applications. A user's single set of multi-application certificates can be accessed via our single sign-on solution and used across a wide variety of applications, including e-mail, e-forms, supply-chain management, payments and procurement, desktop encryption and remote access. Multi-application certificates enable ease-of-use because users only have one password to access numerous applications within an organization. One set of multi-application certificates per user also reduces operating costs because a single, comprehensive infrastructure supports a wide variety of applications. Since multi-application certificates are particularly valuable in the B2B marketplace, we believe that our solution is well-positioned to take advantage of the increasing number of e-business transactions and communications in that market.

  . Single-application certificates that allow enterprises to restrict use of the certificates by a particular user to one application. Customers can easily convert single-application certificates to multi-application certificates by extending their license with us. There are no technology changes required to convert single-application certificates to multi-application certificates.

  . Web certificates, including certificates for Web servers that are frequently used to secure B2C credit-card transactions.

  . Virtual private networking, or VPN, certificates for establishing secure, real-time communications sessions over networks.

  . Wireless application protocol, or WAP, server certificates for establishing secure, real-time communication sessions with wireless devices such as cellular telephones.

    Our support of multiple certificate types offers flexibility and choice to customers who can select the types of certificates and solutions that best meet their current business and information security requirements and provides a system that is easily adaptable to meet future security requirements.

    Open, Versatile Platform. Our PKI operates across a wide range of computing platforms, including:

  .  Windows NT and UNIX servers;

  .  UNIX, Macintosh, Windows (95, 98, NT, 2000) and JAVA clients;

  . applications, including e-mail, supply-chain management, payments and procurement, desktop encryption, secure file erasure, electronic forms and remote access;

  .  wireless devices such as cellular telephones and pagers;

  .  biometric devices, such as fingerprint readers, and smart cards;

  . network infrastructure, including firewalls, network operating systems and directories; and

  . open industry standards, such as the lightweight directory access protocol and well-known encryption algorithms, such as RSA, elliptic-curve, DES and Triple-DES.

    Because many organizations operate numerous platforms for critical business systems, support for a wide variety of operating systems, devices, applications and open standards is essential to address B2B information security requirements. We also believe that support for these platforms makes us attractive to partners whose products and services work on multiple platforms.

    Highly-Scalable Architecture. Our products employ a distributed computing architecture and directory management techniques that make them highly scalable. One of our customers has used our products to support over 100,000 users, and we believe that our PKI solution can be configured to handle millions of users.

    Ease Of Use. Our products automatically and transparently enable complex certification and key management functions without requiring any action by the user. Users can access most functions via a single user login and simple point and click graphical interfaces. We believe that our PKI solution enables users to execute complex information security functions without needing significant training, and in many cases no training at all is required. Furthermore, we believe that the ease of use of our PKI solution is a significant benefit to customers and differentiates our solution from those of other PKI vendors.

    Reduced Cost Of Ownership. Our PKI solution enables organizations to significantly reduce overall costs for addressing information security for the following types of reasons:

  . comprehensive and automated functionality reduces duplication of personnel;

  .  its ease of use simplifies or eliminates the need for training; and

  . its ability to interact with a wide variety of platforms and applications avoids the need to purchase multiple security systems.

    Full Range of Support Services. We supply a comprehensive set of support services to organizations using our PKI solution. These services include:

  . management of outsourced PKI operation and maintenance provided in conjunction with partners;

  .  software upgrades and maintenance;

  .  telephone support; and

  .  installation and project management services.

    Flexibility. Our PKI solution supports a wide variety of features and options, allowing customers to easily select the types of functionality they desire. This flexibility allows customers to allocate resources and tailor capital expenditures to meet their specific business and information security requirements. For example, our solution enables customers to begin with a less complex system and cost-effectively add advanced features as their security requirements change. In addition, the versatility of our solution allows customers to choose whether they wish to operate the PKI themselves or outsource the back-end management of the PKI to us or other third parties. At the same time, customers are able to change these types of decisions in the future as their business needs change, and still maintain the value of their investments in our solution.

Strategy

    Our objective is to maintain and enhance our position as the leading global provider of comprehensive, end-to-end PKI products and services that enable organizations to effectively manage secure transactions and communications across a wide range of applications. Key elements of our strategy include the following:

    Capitalize on B2B Market Opportunities. We are focused on developing, marketing and selling products and services that enable secure B2B transactions and communications. We believe that our market leadership is founded on our strength and capabilities in providing an end-to-end, comprehensive solution required in the B2B market. Although we currently have numerous, large customers in this market, we believe that the market is still in the early stages of development and provides substantial growth opportunities in the future. We are targeting our sales and marketing activities at Global 2000 organizations and large government organizations having significant requirements for comprehensive PKI solutions and the resources to deploy them broadly. In particular, we are focusing our efforts in the finance, government, health care, telecommunications and large manufacturing sectors. Organizations in these markets frequently have thousands of customers, partners, subscribers and service recipients who will, directly or indirectly, benefit from secure transactions and communications enabled by our PKI solution.

    Pursue Wireless Opportunities. We have developed, and will continue to develop, PKI products for wireless devices. We intend to aggressively pursue further extensions of our solution into the wireless market, including solutions for cellular telephones, pagers and other wireless-enabled devices such as personal digital assistants, or PDAs. We believe that these devices will be increasingly used in B2B and B2C transactions and communications.

    Maintain Product Leadership and Increase Brand Recognition. Our PKI solution has been deployed commercially through multiple versions for over five years. Our technological leadership is attributable in large part to our research and development team, which includes researchers with international reputations in their fields. We intend to maintain and enhance our technological leadership in the e-business security market by continuing to invest in product research and development, to extend the functionality and interoperability of our products, and to participate actively in industry standards-setting organizations. We believe that our current set of products and technologies provides an extensive, versatile foundation that can be efficiently extended or modified to address new opportunities as they arise in the market. We further intend to capitalize on our product leadership by increasing brand awareness. Our goal is to equate our brand name with trusted e-business security. We undertake a variety of activities to promote the recognition of our brand identity and products, including the promotion and sponsorship of industry groups and conferences such as the Entrust SecureSummit.

    Expand and Leverage Strategic Relationships. To encourage widespread acceptance of our PKI solution, we have established an Entrust Partner Program which currently includes:

  . Value-added resellers and original equipment manufacturer partners, such as Compaq, Check Point Software, Newbridge Networks and IBM, which resell our products with their hardware and networking solutions;

  . Consultant and system integration partners, such as PricewaterhouseCoopers, Ernst & Young and KPMG, which recommend and implement our Entrust PKI solution as part of their overall service offerings;

  . Application development partners, which have introduced more than 75 off-the-shelf, certified Entrust-Ready products and applications, including solutions for SAP R/3, PeopleSoft, Documentum, Sybase, Nortel Networks, Lucent, Adobe, Novell GroupWise, Axent, Jetform and Shana. We have also announced expected solutions forthcoming from major vendors such as Intel and Lotus Development;

  . Interoperability partners such as Cisco, Netscape, Microsoft and Network Associates, which offer products that can interoperate with and utilize the security features of our PKI solution;

  . Managed services partners such as First Data Corporation and EDS, which offer or plan to offer outsourcing services for our customers; and

  . Wireless partners such as Nokia and Research In Motion, or RIM, which offer interoperable security solutions with their devices.

    We intend to continue to invest in and enhance the Entrust Partner Program, which provides services and products to partners, both to offer complete e-business security solutions to our customers and to broaden adoption of our PKI solution across markets and geographic areas.

    Further Penetrate B2C Market. We intend to continue to expand our product offerings and customer base by developing, marketing and selling products and services for secure B2C interactions. In late May 1999, we founded a certification authority services business, called Entrust.net, which currently provides certificates for Web servers and wireless servers. From July through December 1999, Entrust.net sold approximately 4,300 Web server certificates. We believe that we obtained approximately 5% of the worldwide market for these certificates in our first two full quarters of operation. Providing B2C solutions allows us to add significant value to our B2B customers who often prefer a single provider for all of their PKI solutions. Another element of our B2C strategy includes embedding our certification authority in popular applications, such as Microsoft's and Netscape's browsers and Microsoft's Windows 2000 operating system.

    Leverage Global Presence. We intend to leverage and expand our global operations. We had 53 employees based in Europe as of December 31, 1999. With our acquisition of r3 Security Engineering in June 1998, we obtained substantial European research and development expertise for the development of our PKI solution targeted at the European market. Our distribution partners in Europe and Japan provide further coverage to address Global 2000 organizations in target markets.

Products and Product Development

    Our PKI solution provides an integrated, open and scalable security framework that addresses e-business security needs across multiple platforms and applications. It also includes robust features, such as support of multi-application certificates, that make it well-suited for high-value, business-to-business applications. Our solution includes:

  . a PKI infrastructure, which provides the requisite networking and security features to enable secure transactions and communications;

  . desktop applications that transparently integrate features of our PKI into common third-party desktop applications to address business-to-business and business-to-consumer transactions; and

  . application developer toolkits that allow application developers to quickly and safely develop Entrust-Ready applications because the toolkits do not require developers to understand the complexities of information security.

  PKI Infrastructure

    Our PKI infrastructure comprises software that manages and administers life cycles of keys and digital certificates throughout an organization and across multiple applications. The management of keys and digital certificates is essential to maintain security, ease of use and low-operating costs in a PKI solution. Critical elements of a PKI system, such as routinely updating keys prior to expiration and maintaining copies of historical keys to ensure data "locked" by these expired keys will not be lost, is all handled automatically by our PKI solution. These and other features are managed transparently to maintain a system that is easy to use, secure and low-cost to operate.

    The PKI infrastructure also includes a directory compliant with the lightweight directory access protocol, or LDAP, for the storage and retrieval of certificates and software that enables applications and users to access the functionality provided by the PKI. The infrastructure is configurable to support the generation of certificates for virtual private network technologies and Web browsers and servers. The infrastructure also supports multiple hardware devices, such as smart cards, PC cards, biometric devices and third-party key storage systems. Finally, the infrastructure provides a secure timestamping capability that is valuable in business-to-business transactions and communications where the tracking of time is an important element of the interaction.

    Our PKI infrastructure is designed with an open and flexible software architecture that operates on a wide range of client/server platforms, including:

  .  Windows NT, HP-UX and Solaris servers;

  . Windows (95, 98, NT, 2000), HP-UX, Solaris, AIX, JAVA and Macintosh clients; and

  .  wireless devices, including cellular telephones and pagers.

    Our software supports a wide variety of encryption algorithms, including RSA, as well as symmetric and hashing algorithms, allowing customers to select those algorithms best suited for their requirements. The system uses the LDAP standard to interoperate with most major directory systems, allowing customers to utilize existing directory systems and facilitating access to other directories as required. The system architecture enables us to add functionality as customer needs evolve and grow and allows the infrastructure to support the generation and maintenance of new certificate types easily, responding to technology developments and market pressures. The system's distributed computing architecture and directory management techniques also enable the PKI to be scaled as an organization's security needs increase or as users are added to existing infrastructures.

    We released the initial version of our PKI in 1994, with major upgrades in 1996, 1997, 1998 and 1999. Historically, the PKI infrastructure has generated a major portion of our revenues. The following table lists the products that constitute our core PKI solution, as well as a brief description of each product.

 Product Name                               Description
 ------------                               -----------
 Entrust/Authority                          Provides comprehensive
                                            certification authority and key
                                            recovery capabilities, among
                                            numerous other functions.
 Entrust/RA                                 Allows registration authorities, or
                                            RAs, to perform administrative
                                            tasks.
 Entrust/AutoRA                             Allows automated registration and
                                            administration of users.
 Entrust/Roaming                            Provides mobile users with secure
                                            access to their keys and
                                            certificates across multiple
                                            workstations.
 Entrust/Timestamp                          Securely establishes the time at
                                            which data were digitally signed.
 Entrust Electronic Identities              Enterprise user "accounts" that
                                            authorize use of different types of
                                            certificates, including:
    Entrust/Entelligence and Entrust/Engine Enables use of multi-application and single-application certificates
                                            with Entrust-Ready applications.
    Entrust/Web Connector                   Enables use of digital certificates
                                            with popular browsers and servers,
                                            such as those offered by Microsoft
                                            and Netscape.
    Entrust/VPN Connector                   Enables use of digital certificates
                                            in standards-based VPN devices.

    We license our Entrust/Authority and Entrust/RA products at a combined list price of $25,000 per server. We offer an LDAP-compliant directory product to enterprises for a list price of $3,000 for installations of up to 1,000 users and $3,000 plus a per-user fee for installations of more than 1,000 users. We charge for Entrust/AutoRA, Entrust/Roaming and Entrust/Timestamp according to the number of licensed users, starting at $10,000. Entrust Electronic Identities for multi-application certificates have a list price of $159 per licensed user. Entrust Electronic Identities are offered on a registered-user basis. We also offer customers with specialized security needs the ability to issue Web certificates at a charge of $2 per certificate. Similarly, we allow customers to issue dedicated VPN certificates at a charge of $100 per certificate. The actual license fees paid by customers vary widely, based on the number of products licensed, registered users, enabled platforms and volume discounts, if any.

    Entrust/Authority. Entrust/Authority provides certification authority, or CA, and other functions that enable an organization to create, issue, manage, back-up, update and revoke electronic identities. Entrust/Authority also provides a secure enterprise key recovery system, issues certificate revocation information and establishes cross-certification relationships with other trusted certification authorities. A sophisticated audit reporting system monitors all security aspects of Entrust/Authority operations.

    Entrust/RA. Through an easy-to-use graphical interface, registration authorities perform day-to-day administrative duties, including:

  .  creating and deleting user identities;

  .  changing users' names;

  .  helping users recover lost keys and forgotten passwords; and

  .  revoking users' certificates when necessary.

    Entrust/AutoRA. Entrust/AutoRA allows customers to securely automate initial registration and administration of users. Automated registration is particularly important for highly-scalable customer environments to ensure that operating costs are minimized.

    Entrust/Roaming. Entrust/Roaming allows mobile users to securely access their keys and certificates across multiple workstations without having to manually transport their keys and certificates on a device such as a smart card or floppy disk.

    Entrust/Timestamp. Entrust/Timestamp allows users to securely associate the current date and time with an e-business transaction or communication.

    Entrust Electronic Identities. Our Electronic Identity is an individual user's "account" or profile within the PKI. We offer Electronic Identities for multi-application or single-application use, or for more limited Web or virtual private networking use. Each multi- and single-application Electronic Identity can support numerous key pairs and certificates over its lifetime. Multi-application Electronic Identities may be used across multiple Entrust-Ready applications whereas single-application Electronic Identities are licensed for use with one application. Our multi- and single-application Electronic Identities include software, known as Entrust/Entelligence and Entrust/Engine, that enables users and applications to access essential functionality within our PKI. A Web Electronic Identity enables a user to use certificates with popular Web browsers and Web servers. VPN Electronic Identities enable standards-compliant virtual private network technologies to establish secure electronic communications over public networks like the Internet.

  Entrust Applications

    Our PKI infrastructure supports a wide variety of applications from multiple vendors that enhance the flexibility and usefulness of our PKI. We have also developed a number of applications in order to meet specific customer demands and facilitate the implementation of our PKI solution. These products both complement and interact with the PKI infrastructure to offer users enhanced functionality and increased interoperability with third-party applications, or they can operate as independent products, offering distinct functionality.

    The following table lists applications that we offer, including a brief description. Pricing for these products ranges from $15 to $39 per user. Some of these applications are bundled together with other products.

 Product Name                    Description
 ------------                    -----------
 Entrust/ICE                     Provides security for files and folders
 Entrust/Express                 Provides security for popular e-mail
                                 applications, such as Microsoft's Exchange and
                                 Outlook products, and Qualcomm's Eudora
 Entrust/Direct                  Provides Entrust's automated key and
                                 certificate management features to secure Web
                                 sessions
 Entrust/Unity                   Provides Entrust's automated key and
                                 certificate management features to Netscape
                                 and Microsoft products
 Entrust/SecureControl           Provides administration and use of
                                 authorization privileges for users of Web-
                                 based applications
 Entrust/TrueDelete              Securely erases files from disks
 Entrust/SignOn                  Allows single sign-on to Entrust-Ready
                                 applications and Windows operating systems
 Entrust/Access                  Provides secure virtual private networking for
                                 remote access over public networks like the
                                 internet
 Entrust Security for SAP R/3    Provides PKI security for SAP systems and
                                 applications. Certified by SAP
 Entrust Security for PeopleSoft Provides PKI security for PeopleSoft systems and applications. Certified by PeopleSoft

  Application Developer Toolkits

    Our toolkits are a family of open, easy-to-integrate programming interfaces that provide security services, including full key life cycle management, to a broad range of applications. These toolkits operate across a variety of operating systems and support multiple programming languages. Because key and certificate management represents the most difficult aspect of adding security to an application, we provide toolkits to enable application developers to make their applications Entrust-Ready. The toolkits allow developers to rapidly make their applications secure but do not require developers to understand the complexities of information security. Our toolkits reduce the operating costs of their applications because customers only have to operate a single PKI and their Entrust-Ready applications operate in a consistent, cohesive manner.

  New Product Development

    We devote significant resources to the development of new and enhanced product functionality to maintain our technology and product leadership. We employ a number of different methods for identifying product extension opportunities and new product candidates, including user group meetings and direct feedback, an active program of partnership and cooperation with companies developing complementary technologies, and continued participation and leadership in industry standards-setting bodies such as the Internet Engineering Task Force (IETF), the North American Clearinghouse Association (NACHA), the American National Standards Institute (ANSI) and the PKI Forum.

    Some of our current and planned product development efforts include:

  . additional products and services to secure transactions and communications over wireless devices such as cellular telephones, pagers and PDAs;

  . attribute certificates for privilege management;

  . electronic notary products and services; and

  . monitoring and assessment systems.

    We are also continuing to increase the number of third-party applications and services that our PKI solution can manage, including VPN devices and routers and other popular user applications. Our scientists are also actively engaged in the development and improvement of the advanced cryptographic algorithms for use in our products.

Services and Support

  Professional Services

    We believe that a high level of service and support is critical to our success, and that a close and active service and support relationship is important to facilitate rapid implementation of our solution, assure customer satisfaction and provide us with important information regarding evolving customer requirements. Toward these ends, we have made a significant investment in expanding our services and support organization, which, as of December 31, 1999, consisted of 97 employees. Our services personnel have a broad range of experience in network security and include mathematicians, cryptographers and system designers. Furthermore, we are supplementing our traditional services and support revenue streams with additional service-based revenue streams, such as the revenue we receive through Entrust.net.

    Our professional services organization provides consulting and systems integration services to support customers in designing, implementing and running our PKI solution. Activities of the professional services organization are supplemented with a professional services partner program that includes PricewaterhouseCoopers, Ernst & Young and KPMG. To facilitate the integration of PKI management into the customer's business operations, we also offer our Entrust InSource service, in which we provide on-site PKI management for customers on a long-term basis, or while the customer implements and trains personnel.

    Our support offerings also include:

  . direct telephone consulting support by experienced technical account representatives;

  . 24-hour pager access, e-mail and fax support;

  . Internet access to our knowledge repository; and

  . discussion group access.

Payment of an annual maintenance fee also entitles customers to receive software enhancements to their licensed versions of our solution.

  Certification Authority Services

    In May 1999, we launched a certification authority services business called Entrust.net. Entrust.net manages the issuance of multiple types of certificates, including Web server certificates that are frequently used to secure Web-based, B2C transactions. The list price for a one-year Web server certificate is $299 and for a two-year certificate is $499. Entrust.net also provides certificates to secure wireless transactions between cellular telephones and WAP servers. The list price for a one-year WAP certificate is $695 and for a two-year WAP certificate is $1,195.

    Entrust@YourService

    We recently announced Entrust@YourService, a managed services model for delivering outsourced security solutions for B2B and B2C transactions and communications. As part of the launch of Entrust@YourService, we entered into a strategic alliance with Cash Tax, Inc., a subsidiary of First Data Corporation, a large electronic commerce and payment services company. Through this alliance, we plan to address the growing needs of customers that want to enable e-business solutions but choose to outsource the ongoing operational tasks. Entrust@YourService is designed to quickly and efficiently provide customers with comprehensive, end-to-end security solutions while still allowing these customers to retain control of the system implementation.

    The full range of solutions available to customers operating their own PKI's are available to customers taking advantage of Entrust@YourService. Moreover, because both the in-house and managed services model use the same technology, customers have the flexibility to easily transition between the two models to support their evolving business needs. We made Entrust@YourService commercially available during the first quarter of 2000.

Research and Development

    Our research and development efforts are focused on developing new products, core technologies and enhancements to existing product lines to maintain and extend our technology and product leadership position. We spent approximately $5.7 million, $12.8 million and $16.6 million on research and development in 1997, 1998 and 1999, respectively.

    As of December 31, 1999, our research and development staff consisted of 166 employees. With the addition of r3, we added significant research and development capabilities in Europe and expanded our internationally-recognized team of professional cryptographers.

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

Customers

    Our customers are generally domestic and foreign government entities and Global 2000 companies, including financial, health care, telecommunications and large manufacturing organizations. As of December 31, 1999, we had licensed our software to more than 1,300 customers. The following is a representative list of our current customers that have accounted for more than $200,000 of revenues each:

  Banca Nazionale del         Industry Canada        S.W.I.F.T.
  Lavoro                      Interpay               Schlumberger
  Bell Emergis                J.P. Morgan            Science
  Canadian Dept. of           MCI Worldcom           Applications
  National Defense            NASA                   International
  Citibank                    Nortel Networks        United Kingdom Post
  Columbia/HCA Healthcare     Royal Bank of          Office
  Corporation                 Scotland               U.S. Coast Guard
  Digital Medical Systems     Royal Canadian         U.S. Patent and
  FDIC                        Mounted Police         Trade Office
  FedEx                       SECOM                  U.S. Postal Service
  Government of Ontario

    Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 1997, our three largest customers accounted for 19%, 12% and 11% of our total revenues. In 1998, our three largest customers accounted for an aggregate of 23% of total revenues, with no individual customer accounting for more than 10% of revenues. In 1999, our three largest customers accounted for an aggregate of 31% of revenues, with the largest customer accounting for 24% of revenues. Although our largest customers have varied from period to period, we anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

Sales, Marketing and Business Development

    We offer our products and services through a multi-tiered approach reflecting the characteristics and buying behavior of the markets we cover. As of December 31, 1999, we had 212 employees in sales, marketing and business development.

  Direct Sales

    To address our target market of Global 2000 organizations, we sell our products and services in North America, the United Kingdom and Germany primarily through a direct sales force. We believe that direct coverage by our sales force is necessary in light of the early stage of PKI adoption and the sophisticated requirements of our targeted customer base, and that a direct sales force gives us a competitive advantage in responding to customer needs as they evolve. Our direct sales force is divided into five North American regions, the United Kingdom and Germany. We assign teams within each region to specific accounts as their exclusive responsibility. We have also focused our sales efforts on key vertical markets that have a critical need for security and understand the value it creates for their businesses. These markets include government, finance, health care, telecommunications and large manufacturing.

    We also established a General Markets Sales Group responsible for identifying and pursuing customer opportunities outside the defined responsibilities of the regional sales teams. The direct sales organization is also supplemented by targeted direct mail and telemarketing campaigns developed by our marketing organization. Finally, the direct sales organization is actively involved in selling all of our products and services, including those available from Entrust.net.

  Indirect Sales

    To supplement our direct sales force, we have an Entrust Partner Program involving a range of technology, marketing and sales relationships including:

  . VAR and OEM partners that focus on creating bundled solutions to permit customers to purchase total desktop applications incorporating our functionality. These partners include Compaq, Hewlett-Packard and IBM, which resell our products with their hardware and networking solutions, as well as Check Point Software and Newbridge Networks, which bundle our PKI solution with their own software products;

  . distributors and agents that promote and sell our products in defined geographic markets;

  . consultant and systems integration partners that recommend and implement
    Entrust-Ready security solutions as part of their overall service offerings to customers, thereby differentiating their offerings through the inclusion of PKI functionality. These partners include
    PricewaterhouseCoopers, Ernst & Young and KPMG; and

  . referral partners that refer their consulting and integration customers in designated markets to our PKI solution.

  Marketing

    To support our sales force, we have a marketing group whose goals are to create a consistent, focused communication strategy that increases awareness of our PKI solution and brand name, and to leverage that awareness in the identification of new sales opportunities. The marketing group conducts marketing programs that include direct mail, trade shows, annual seminar series, executive breakfasts and ongoing customer communication programs. We have organized a number of major trade shows, including the annual Entrust SecureSummit to be held this year in Dallas, Texas in May. We also provide frequent Web updates, search engine registration, online advertising and product downloads.

  Business Development

    To identify and develop strategic relationships with targeted industry partners more effectively, we have a business development organization of 17 persons as of December 31, 1999 that pursues selected business development activities, including the administration and promotion of our Entrust Partner Program. These activities permit us to strengthen our relationships with existing strategic partners and identify and encourage new providers of software, network, computing and communications products to make their products Entrust-Ready. Our business development personnel are divided into three distinct teams that focus on B2B, B2C and general application partners.

Competition

    The e-business security solutions market is intensely competitive, subject to rapid change and significantly affected by new product and service introductions, consolidation and other market activities by industry participants.

    Because of the broad functionality of our e-business security solution, we compete currently or may in the future compete with vendors offering a wide range of security products and services as follows:

  . companies offering commercial certification authority products and services such as VeriSign, Xcert and IBM in the market for issuing and maintaining digital certificates for use on public and private networks, some of whom, such as IBM and XCert, provide a product-based solution, while others, such as VeriSign, are primarily service providers;

  . companies, such as RSA Security and Baltimore Technologies, which offer
    PKI product solutions for enterprises;

  . established companies developing new e-business security offerings, such as Network Associates, which have each announced their intention to introduce PKI products that would be integrated with their other security product offerings, as well as Microsoft Corporation, which has announced a certificate server and other PKI-compatible products based on its Windows 2000 security framework;

  . other major networking vendors who may bundle digital certificates with their product offerings, with whom we compete on the basis of our ability to provide a centrally managed, real-time, comprehensive infrastructure with the features and functionality to support enterprise applications; and

  . companies in the emerging market for providing security across VPNs with major networking device companies, such as Lucent Technologies and Cisco, as well as firewall vendors such as AXENT and Check Point Software.

    We believe that the principal competitive factors affecting the market for e-business security technology include technical features, ease of use, quality/reliability, level of security, scalability, customer service and support, and price. Although we believe that our products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

Regulatory Matters

    Our products are subject to special export restrictions administered by the governments of the United States, Canada and other countries. Our products are also subject to import restrictions and/or use restrictions imposed by countries such as France. Consequently, our ability to export our products to destinations outside of the U.S. and Canada is subject to a variety of government approvals or licensing requirements. Re-export of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these restrictions, depending on the country of destination, industry sector, and/or end user, some of our products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada, and there can be no assurance that we will continue to be able to export our products to any destinations outside of the U.S. and Canada. Such restrictions could potentially have an adverse effect on our business, financial condition or results of operations.

    On January 14, 2000, the United States Department of Commerce issued new export regulations that apply to products that contain or use cryptography. These regulations generally make it substantially easier to sell U.S. encryption products abroad. In general, the new rules eliminate the constraints on the strength of the encryption that may be exported, after a one-time review of the product, and greatly broaden the endusers who may receive the products without a license.

    This change should allow our products that are under the export license authority of the U.S. to be more competitive with products of foreign producers. However, we believe that some of our products are exempt from U.S. export authorization and they have been marketed accordingly. U.S. producers of products that compete with our non-U.S. products may now be able to market more aggressively in foreign countries, offering stronger encryption and offering products to broader industry groups.

    In substance, the new rules are as follows: software products still cannot be exported to the embargoed countries of Cuba, Iran, Iraq, Libya, North Korea, Serbia, Sudan, Syria and Taliban-controlled areas of Afghanistan. However, after a one-time government review, encryption products of any key length will be exportable to non-governmental endusers worldwide, except for the embargoed countries. Thus, it is generally no longer necessary to follow separate rules based on encryption key length, "recoverability", or the type of end user or end use. The Department of Commerce has indicated recently that eleven of our products are now exportable to non-governmental end users worldwide without further review under the revised regulations, except to the embargoed countries listed above. In addition, our products which have been approved by the Department of Commerce in the past may be exported to non-government end users without a new technical review unless exports were previously limited to subsidiaries of U.S. companies. Encryption items may be exported to foreign subsidiaries of U.S. companies without any prior review or licensing, but new products developed from the exported products are still subject to a one-time government technical review.

    If the government determines that an encryption product is a retail product, then it may be exported to any user, including foreign government endusers, in non-embargoed countries. Retail certification requires a new application to the Commerce Department, except that previously-reviewed 56-bit products and "finance-specific" products are considered to be retail products without additional review.

    Export licenses are still required for exports of non-retail encryption products to Internet and telecommunications service providers if the products are used to provide services specifically to a foreign government or provide non-subscriber-based bulk backbone encryption.

    Any mass market encryption product previously authorized for export under License Exception "TSU" may be upgraded to 64-bit encryption without a new technical review.

    The government has imposed new post-export semi-annual reporting requirements for most export products, but this should not affect our export sales. However, these reporting requirements will create some administrative obligations.

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

Intellectual Property

    We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. We own 11 issued U.S. patents, along with corresponding, pending foreign patent applications, and 58 pending U.S. patent applications relating to our products. The issued patents are and will continue to be subject to certain license grants to others, including Nortel Networks and its cross licensees, under patent cross license agreements. We have copyright and trade secret rights for our products, consisting mainly of source code and product documentation. We use a printed "shrink-wrap" license for users of our products in order to protect certain of our copyrights and trade secrets. We attempt to protect our trade secrets and other proprietary information through agreements with suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures.

Employees

    As of December 31, 1999, we had 545 full-time employees, 408 of whom were employed by Entrust Technologies Limited, our Canadian subsidiary. Of our employees, 166 were involved in research and development, 212 in sales, marketing and business development, 97 in professional and customer support services and 70 in administration and finance. No employees are covered by any collective bargaining agreements, and we believe that our relationship with our employees is good.

Corporate Information

    Stockholder Information
    American Securities Transfer & Trust, Inc.
    12039 West Alameda Parkway, Suite Z-2
    Lakewood, CO 80228
    Phone: 303-986-5400
    Fax: 303-986-2444

    Legal Counsel
    Hale and Dorr LLP
    60 State Street
    Boston, MA 02109

    Independent Auditors
    Deloitte & Touche LLP
    2200 Ross Avenue, Suite 1600
    Dallas, TX 75201

    For More Infromation
    Please contact Entrust Technologies' Investor Relations Department at:
    Phone: 613-248-3200
    Email: investor@entrust.com

ITEM 2. PROPERTIES

    Our U.S. headquarters, including our executive offices and administrative facilities, is located in Plano, Texas, where we lease approximately 8,716 square feet of office space. We also lease approximately 69,000 square feet of office space at our Canadian headquarters in Ottawa, Ontario, Canada, with an additional 29,149 square feet of office space in the Ottawa area to accommodate expected growth in administrative, sales and marketing, research and development and operations personnel. In addition, we are currently under a development and leasing agreement to construct additional office space in Kanata, Ontario of approximately 145,000 square feet to accommodate future growth. It is anticipated that this facility will be completed in the fourth quarter of 2000. We also have offices located in London, England and Zurich, Switzerland.

    We have sales offices in Chicago, Illinois, McLean, Virginia, Montreal, Quebec, New York, New York and St. Louis, Missouri, a sales and business development office in Menlo Park, California and a sales and professional services office in Raleigh, North Carolina. We lease a sales and support office in Bad Homburg, Germany.

ITEM 3. LEGAL PROCEEDINGS

    We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a significant adverse effect on our consolidated results of operations or consolidated financial position.

    On February 19, 1999, Surety Technologies, Inc. filed Civil Action 99-203 against us alleging that the Entrust/Timestamp product infringed various claims of U.S. Patent Re 34,954. In a verdict returned on November 3, 1999, a federal jury found that all of the claims of the 954 Patent asserted by Surety against us were invalid for reasons of both anticipation and obviousness. As a result of the jury's decision, Surety's complaint has been dismissed with prejudice. On November 4, 1999, judgment was entered in favor of us in the United States District Court for the Eastern District of Virginia in Civil Action 99-203.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our shareholders during the fourth quarter of 1999.

     EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    Our executive officers and directors and their respective ages and positions as of December 31, 1999 are as follows:

Name                      Age Position with Entrust
----                      --- ---------------------
John A. Ryan............   43 President, Chief Executive Officer and Director
Brian O'Higgins.........   44 Executive Vice President and Chief Technology Officer
Richard D. Spurr........   46 Executive Vice President, Global Sales And Services
David L. Thompson.......   46 Senior Vice President, Finance and Chief Financial Officer
Robert W. Heard.........   48 Senior Vice President, Marketing and Business Development
Hansen Downer...........   47 Vice President, Professional Services
F. William Conner.......   40 Chairman of the Board
Butler C. Derrick, Jr...   63 Director
Jawaid Ekram............   49 Director
Terrell B. Jones........   50 Director
Michael P. Ressner......   51 Director
Christopher M. Stone....   42 Director
James A. Thomson........   54 Director

    John A. Ryan has served as our President and Chief Executive Officer and as a director since our founding in December 1996. From October 1995 until December 1996, he served as the Vice President and General Manager for the Multimedia and Internet Solutions business unit of Nortel Networks. Prior to that time, from August 1992 until October 1995, he served as Assistant Vice President, Marketing for the Enterprise Network group of Nortel Networks. Since joining Nortel Networks in 1981, he has also served in various senior positions in marketing, customer service and finance.

    Brian O'Higgins has served as our Executive Vice President and Chief Technology Officer since our founding in December 1996. Mr. O'Higgins co-founded the Nortel Networks Secure Networks business unit in 1994, which became Entrust Technologies Inc. in December 1996. Previously, he was employed by Bell Northern Research Ltd., the research and development subsidiary of Nortel Networks, which he joined in 1979.

    Richard D. Spurr has served as our Executive Vice President, Global Sales and Services since December 1999 and was our Senior Vice President, Sales and Marketing from March 1998 until December 1999. From June 1997 until March 1998, he served as our Senior Vice President of Global Sales. From December 1990 to March 1997, he held numerous executive positions for SEER Technologies, Inc., a developer of component-based software applications, including Vice President of Strategic Alliances from January 1994 to November 1996 and Vice President of Major Accounts from December 1996 to March 1997. From June 1974 until December 1990, Mr. Spurr served in various sales and sales management positions with IBM.

    David L. Thompson has served as our Senior Vice President, Finance and Chief Financial Officer since October 1999. From September 1996 to September 1999, he served as Vice President of Finance of Nortel Networks' Enterprise Solutions global business, which comprises customer premise data and voice equipment research, manufacturing, sales and service. From January 1994 to August 1996, he served as Vice President of Finance of Nortel Networks World Trade, the marketing, sales and service organization for Nortel Networks' suite of products outside North America. From January 1992 to December 1994, he served as Vice President of Finance for Nortel Networks' Asia/Pacific business.

    Robert W. Heard has served as our Senior Vice President, Marketing and Business Development since April 1999. From December 1993 to March 1999, Mr. Heard served as the Group Vice President and General Manager of the Commerce Payments Business Unit at Sterling Commerce, a provider of end-to-end e-commerce solutions. Prior to such time, he held various positions in sales, marketing and product management at IBM Corporation, a computer company.

    Hansen Downer has served as our Vice President, Professional Services since December 1997. From February 1997 to November 1997, Mr. Downer served as Vice President of Sales,
Marketing and New Product Development at Interpath Communications, Inc., an Internet service provider. From March 1996 until August 1996, Mr. Downer served as Vice President of Customer Service and Telecom Network Design for the Physician's Desktop Company, a network development company and a subsidiary of Imonics Corporation. From May 1995 until March 1996, Mr. Downer served as Vice President of Business Development at Imonics Corporation, a client server systems integration company focused on the health care industry. Prior to that time, from 1979 to December 1994, he worked for Nortel in a number of roles.

    F. William Conner has served on our board of directors since July 1997 and as Chairman of the Board since October 1998. He has served as Executive Vice President and President, Enterprise Solutions of Nortel Networks since November 1999. From July 1999 to October 1999, Mr. Conner served as Executive Vice President and Chief Marketing Officer of Nortel Networks. He served as Executive Vice President of Nortel Networks Corporate Marketing and Communications from September 1998 until August 1999. Mr. Conner served as Senior Vice President and President of Nortel Networks' Enterprise Data Networks line of business from February 1998 until September 1998. From August 1995 until February 1998, Mr Conner served as Executive Vice President, Sales and Marketing for the Enterprise Networks line of business of Nortel Networks. Prior to that time, from 1992 until July 1995, Mr. Conner held a variety of sales and marketing executive positions in the voice and data enterprise lines of business of Nortel Networks.

    Butler C. Derrick, Jr. has served on our board of directors since May 1999. Since August 1998, Mr. Derrick has been a Partner at the law firm of Power, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

    Jawaid Ekram has served on our board of directors since May 1999. Since December 1994, Mr. Ekram has been a Senior Vice President of Visa International Incorporated in various capacities. Currently Mr. Ekram is responsible for International Network & Global Access Technology Services. This worldwide online network supports the world's largest payment system for credit card authorization and settlement.

    Terrell B. Jones has served on our board of directors since November 1998. He has served as Chief Information Officer and Senior Vice President of the SABRE Group Holdings, Inc., an information technology company, as well as President of SABRE Interactive since July 1996. He previously served as President of the SABRE Computer Services for American Airlines from 1993 to 1996.

    Michael P. Ressner has served on our board of directors since May 1999. He has served as the Vice President of Finance of Nortel Networks Enterprise Solutions group since February 1999. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, Mr. Ressner held a number of senior finance management posts within various business units of Nortel Networks.

    Christopher M. Stone has served on our board of directors since May 1999. He founded Tilion.com Inc., a company which builds B2B Internet infrastructure for Web intelligence, and has served as its Chief Executive Officer since November 1999. From 1989 to October 1999, he served as Senior Vice President of Strategy and Corporate Development at Novell, Inc., a network software provider. Prior to joining Novell in 1989, Mr. Stone founded Object Management Group, Inc., a not-for-profit corporation that develops specifications for the software industry, and served as its Chairman, President and Chief Executive Officer. Mr. Stone currently serves on the Board of Directors of NetObjects, Inc.

    James A. Thomson has served on our board of directors since May 1999. He has served as President and Chief Executive Officer of RAND Corporation, a non-profit, non partisan research and analysis institution, since August 1989. Prior to joining RAND Corporation in 1981, Dr. Thomson was a member of the National Security Council staff at the White House. Mr. Thomson serves on the Boards of Directors of AK Steel Corporation and Texas Biotechnology Corporation.

    Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock has been quoted on the Nasdaq National Market under the symbol "ENTU" since August 18, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   1998
   ----
   Third Quarter (beginning August 18, 1998)..................... $25.13 $12.63
   Fourth Quarter................................................  29.44   9.00
   1999
   ----
   First Quarter................................................. $43.06 $20.63
   Second Quarter................................................  34.00  16.88
   Third Quarter.................................................  34.88  20.13
   Fourth Quarter................................................  70.63  18.31

    As of March 7, 2000, we had approximately 124 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

    We have never declared or paid any cash dividends on our shares of common stock. We intend to retain future earnings, if any, to finance our growth strategy. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, our operating results, our current and anticipated cash needs, restrictions in any future financing agreements and our plans for expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Use of Proceeds

    On August 21, 1998, we closed an initial public offering of our common stock, $.01 par value. The Registration Statement on Form S-1 (File No. 333-57275) was declared effective by the Securities and Exchange Commission on August 17, 1998 and we commenced the offering on that date.

    After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $79,097,515.

    As of December 31, 1999, approximately $19.1 million of the net proceeds of the offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The remaining net proceeds are invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of us or our associates, persons owning 10 percent or more of any class of our equity securities, or an affiliate of us.

ITEM 6. SELECTED FINANCIAL DATA

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

                                            Year Ended December 31,
                                    -------------------------------------------
                                     1995     1996    1997      1998     1999
                                    -------  ------- -------  --------  -------
                                     (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 License..........................  $ 1,845  $ 8,689 $16,486  $ 36,773  $61,482
 Services and maintenance.........    2,128    4,113   8,520    12,215   23,732
                                    -------  ------- -------  --------  -------
 Total revenues...................    3,973   12,802  25,006    48,988   85,214
                                    -------  ------- -------  --------  -------
Cost of revenues:
 License..........................       34      393     502     1,985    2,286
 Services and maintenance.........      950    3,157   4,414     7,546   13,016
                                    -------  ------- -------  --------  -------
 Total cost of revenues...........      984    3,550   4,916     9,531   15,302
                                    -------  ------- -------  --------  -------
Gross profit......................    2,989    9,252  20,090    39,457   69,912
                                    -------  ------- -------  --------  -------
Operating expenses:
 Sales and marketing..............    1,914    3,858  11,193    26,802   40,900
 Research and development.........    2,287    2,874   5,692    12,840   16,605
 General and administrative.......    1,212    2,464   3,695     5,046    7,752
 Acquired in-process R&D and
  goodwill amortization...........      --       --      --     20,564      712
                                    -------  ------- -------  --------  -------
 Total operating expenses.........    5,413    9,196  20,580    65,252   65,969
                                    -------  ------- -------  --------  -------
Income (loss) from operations.....   (2,424)      56    (490)  (25,795)   3,943
Interest income...................      --       --      723     1,807    3,776
                                    -------  ------- -------  --------  -------
Income (loss) before income
 taxes............................   (2,424)      56     233   (23,988)   7,719
(Provision) benefit for income
 taxes............................      301      331     281       160   (1,800)
                                    -------  ------- -------  --------  -------
Net income (loss).................  $(2,123) $   387 $   514  $(23,828) $ 5,919
                                    =======  ======= =======  ========  =======
Net income (loss) per basic
 share............................                   $  0.02  $  (0.68) $  0.13
Net income (loss) per diluted
 share............................                   $  0.01  $  (0.68) $  0.11
Shares used in basic per share
 computation......................                    30,700    35,255   43,847
Shares used in diluted per share
 computation......................                    41,743    35,255   54,803

                                                   December 31,
                                     -----------------------------------------
                                      1995   1996     1997     1998     1999
                                     ------ -------  ------- -------- --------
                                                  (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................... $  --  $   --   $12,638 $ 81,067 $ 89,271
Working capital (deficit)...........  1,016  (1,186)  13,707   77,438   87,918
Total assets........................  2,190   3,687   24,757  107,829  130,520
Shareholders' equity (deficit)......  1,672     (60)  14,662   87,059  103,155

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors That May Affect Our Business" and elsewhere in this Annual Report.

Overview

    We are the leading global provider of PKI products and services to e-businesses and other organizations. We are committed to enabling businesses to conduct e-commerce securely, ensuring they benefit from increased service efficiency, technology cost savings and the confidence associated with trusted e-business technologies. Our products and services enable organizations and their partners to manage trusted, secure electronic transactions and communications over today's advanced networks, including intranets, extranets and the Internet.

    We were originally established in January 1994 as the Secure Networks group of Nortel Networks Corporation to pursue the development and sale of PKI products. During December 1996, Nortel Networks restructured its Secure Networks group by incorporating Entrust Technologies Inc. in Maryland and Entrust Technologies Limited in Ontario, Canada. As a result of the restructuring and concurrent private placement, the assets and business of the Secure Networks group were transferred to the newly incorporated companies, and Entrust Technologies Inc. became a majority-owned subsidiary of Nortel Networks and Entrust Technologies Limited became a majority-owned subsidiary of Entrust Technologies Inc. In 1998, Entrust Technologies (UK) Limited was incorporated in the United Kingdom as a wholly owned subsidiary of Entrust Technologies Inc. In June 1998, we acquired 100% ownership of r3 Security Engineering AG, a professional services organization specializing in electronic security consulting, located in Switzerland. We completed our initial public offering of common stock in August 1998. In 1999, we incorporated two additional, wholly owned European subsidiaries, Entrust Technologies GmbH in Germany and Entrust Technologies S.A.R.L. in France. Additionally, at the end of November 1999, we reorganized our r3 business in Switzerland and formed Entrust Technologies (Switzerland) Ltd. Liab. Co.

Results Of Operations

    The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------   -------
Revenues:
  License..........................................    65.9%    75.1 %    72.2%
  Services and maintenance.........................    34.1     24.9      27.8
                                                    -------  -------   -------
    Total revenues.................................   100.0    100.0     100.0
                                                    -------  -------   -------
Cost of revenues:
  License..........................................     2.0      4.1       2.7
  Services and maintenance.........................    17.7     15.4      15.3
                                                    -------  -------   -------
    Total cost of revenues.........................    19.7     19.5      18.0
                                                    -------  -------   -------
Gross profit.......................................    80.3     80.5      82.0
                                                    -------  -------   -------
Operating expenses:
  Sales and marketing..............................    44.8     54.7      48.0
  Research and development.........................    22.7     26.2      19.5
  General and administrative.......................    14.7     10.3       9.1
  Acquired in-process research and development and
   goodwill amortization...........................     --      42.0       0.8
                                                    -------  -------   -------
    Total operating expenses.......................    82.2    133.2      77.4
                                                    -------  -------   -------
Income (loss) from operations......................    (1.9)   (52.7)      4.6
Interest income....................................     2.9      3.7       4.4
                                                    -------  -------   -------
Income (loss) before income taxes..................     1.0    (49.0)      9.0
(Provision) benefit for income taxes...............     1.1      0.3      (2.1)
                                                    -------  -------   -------
Net income (loss)..................................     2.1%   (48.7)%     6.9%
                                                    =======  =======   =======

Years Ended December 31, 1997, 1998 and 1999

  Revenues

    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2 "Software Revenue Recognition". We generate revenues primarily from licensing the rights to our software products to end users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products. Prior to 1998, our revenue recognition policy was in accordance with the provisions of the previous authoritative guidance provided by SOP 91-1, "Software Revenue Recognition".

    Accordingly, revenues from perpetual software license agreements are recognized as revenues upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months.

    Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to other customers. Revenues from the sale of Web server certificates by Entrust.net, our certification authority service, are also recognized ratably over the term of the certificate, which is typically one to two years.

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

    Total Revenues. Total revenues increased 96% from $25.0 million in 1997 to $49.0 million in 1998 and increased 74% to $85.2 million in 1999. Total revenues derived from North America increased 60% from $23.6 million in 1997 to $37.7 million in 1998 and increased 90% to $71.8 million in 1999, while total revenues derived from outside of North America increased 707% from $1.4 million in 1997 to $11.3 million in 1998 and increased 19% to $13.4 million in 1999. Although the majority of the overall growth in total revenues in 1998 and 1999 has been experienced in North America, we have also focused on growing our revenue base internationally, particularly in Europe and Asia. However, the level of non-North American revenues has fluctuated from period to period and is expected to continue that trend in the foreseeable future. In 1997, three customers individually accounted for 19%, 12% and 11% of revenues, respectively. In 1998, no single customer accounted for 10% or more of total revenues. In 1999, a single customer accounted for 24% of revenues, and no other customers accounted for 10% or more of revenues.

    License Revenues. License revenues increased 123% from $16.5 million in 1997 to $36.8 million in 1998 and increased 67% to $61.5 million in 1999, representing 66%, 75% and 72% of total revenues in the respective years. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization, and sales to new industry segments. The increase in license revenues as a percentage of total revenues from 1997 to 1998 reflected our continued focus on the product side of the business and the increased use of third-party consulting firms and systems integrators to provide implementation services to our customers. The decrease in license revenues as a percentage of total revenues from 1998 to 1999 was primarily a result of the increasing maintenance revenue stream and increased demand for consulting services.

    Services and Maintenance Revenues. Services and maintenance revenues increased 44% from $8.5 million in 1997 to $12.2 million in 1998 and increased 94% to $23.7 million in 1999, representing 34%, 25% and 28% of total revenues in the respective years. The increase in services and maintenance revenues was primarily the result of an increase in demand for consulting services and customer support, and increases in maintenance revenues from a larger installed product base. The decrease in services and maintenance revenues as a percentage of total revenues from 1997 to 1998 was largely due to our focus on building the product side of the business and building successful partnering relationships with third-party service providers to provide services to customers. The increase in services and maintenance revenues as a percentage of total revenues from 1998 to 1999 was the result of our increasing customer base accelerating the demand for consulting services to assist these customers as they deploy our solutions. We continue to focus on building our relationships with outside service providers to ensure that we have adequate resources available to meet the demand of our customers.

  Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was $502,000 in 1997, $2.0 million in 1998 and $2.3 million in 1999, representing 2%, 4% and 3% of total revenues for the respective years. The increase in cost of license revenues in absolute dollars and as a percentage of revenues for 1998 and 1997 was primarily a result of higher royalty fees paid to third-party software vendors, as we incorporated a higher level of third-party software in our products in 1998. While the cost of license revenues was relatively flat from 1998 to 1999, the decrease in cost of license revenues as a percentage of total revenues was primarily the result of a shift in the mix of third-party software vendor products sold in 1999 compared to 1998. The mix of third-party products may vary from period to period and our gross margins and, consequently, our results of operations could be adversely affected.

    Cost of Services and Maintenance Revenues. Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $4.4 million in 1997, $7.5 million in 1998 and $13.0 million in 1999, representing 18%, 15% and 15% of total revenues for the respective years. The increase in absolute dollars reflects the increased costs associated with the higher levels of services and maintenance revenues during 1998 and 1999. The decrease as a percentage of total revenues from 1997 to 1998 was primarily a result of license revenues growing more rapidly than service and maintenance revenues. The higher percentage of cost of services and maintenance revenues as a percentage of total cost of revenues in 1997 reflected the cost of hardware components related to system integration arrangements during that year. The cost of services and maintenance revenues as a percentage of total revenues remained flat from 1998 to 1999 despite increasing services and maintenance revenues as a percentage of total revenues due to improved productivity levels achieved in 1999 by the consulting team.

    Services and maintenance gross profit as a percentage of services and maintenance revenues was 48% in 1997, 38% in 1998 and 45% in 1999. The decrease in the services and maintenance margin from 1997 to 1998 reflected the investment made during 1998 in expanding our customer support organization to support the growing customer base and the impact on productivity related to the integration of the r3 consulting organization during the third and fourth quarters of 1998. Also, investments were made in building our consulting organization in order to prepare for expected future increases in demand for these services. The increase in the services and maintenance margin from 1998 to 1999 reflected the shift in the mix of services revenues toward higher-margin maintenance revenues. In addition, the services personnel hired in 1998 were achieving higher productivity levels in 1999.

  Operating Expenses

    Sales and Marketing. Sales and marketing expenses increased from $11.2 million in 1997 to $26.8 million in 1998 and $40.9 million in 1999, representing 45%, 55% and 48% of total revenues in the respective years. These increases in absolute dollars from 1997 to 1999 and as a percentage of total revenues from 1997 to 1998 were primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, as well as significant investments in marketing during 1999 as we launched a number of new products and marketing programs. We have continued our strategy of (a) investing in hiring and training our direct sales organization in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The decrease as a percentage of total revenues from 1998 to 1999 reflected the higher revenue base as well as improvements achieved in productivity of sales and marketing personnel and efficiencies gained in the related processes.

    Research and Development. Research and development expenses increased from $5.7 million in 1997 to $12.8 million in 1998 and $16.6 million in 1999, representing 23%, 26% and 20% of total revenues in the respective periods. The increased investment in research and development expenses in absolute dollars and as a percentage of total revenues from 1997 to 1998 primarily reflected higher expenses related to increased staffing of software developers. These employees were added primarily in the second half of 1998 in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing and as a result of our acquisition of r3 in June 1998. The investment in research and development as a percentage of total revenues decreased in 1999 as a result of growth of revenues outpacing the expansion of our development team in 1999. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

    General and Administrative. General and administrative expenses increased from $3.7 million in 1997 to $5.0 million in 1998 and $7.8 million in 1999, representing 15%, 10% and 9% of total revenues in the respective years. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relation programs, improved management information systems and the increased utilization of outside professional service firms. The decrease as a percentage of total revenues reflected efficiencies gained throughout our administrative processes as we have grown as a company.

    Acquired In-process Research and Development and Goodwill Amortization. On June 8, 1998, we completed the acquisition of r3, a company based in Zurich, Switzerland that provides consulting, applied research and product development services related to commercial security and encryption solutions. Pursuant to the share purchase agreements dated May 30, 1998, entered into between us and the shareholders of r3, we agreed to acquire all the outstanding shares of r3 for an aggregate purchase price of $23,774, which included 1,167,288 shares of our common stock and cash consideration of approximately $4.4 million. This acquisition was recorded under the purchase method of accounting, and, therefore, the results of operations of r3 and the fair value of the acquired assets and liabilities are included in our financial statements beginning on the acquisition date. Upon consummation of the acquisition, r3 became a wholly owned subsidiary of Entrust Technologies Inc.

    In connection with the acquisition in 1998, we obtained an appraisal of the intangible assets, which resulted in $20.2 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in 1998. We recorded $712,000 of amortization in 1999 with respect to the goodwill that arose as a result of this acquisition, compared to $356,000 in 1998.

  Interest Income

    Interest income increased from $723,000 in 1997 to $1.8 million in 1998 and $3.8 million in 1999, representing 3%, 4% and 4% of total revenues in the respective periods. The increase in investment income in 1998 and 1999 reflected the interest earned on the net proceeds of the initial public offering in August 1998 and on cash provided by operations in 1999.

  Provision for Income Taxes

    We recorded an income tax benefit of $281,000 and $160,000 in 1997 and 1998, respectively, compared with an income tax provision of $1.8 million in 1999. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The income tax benefits recorded in 1997 and 1998 arose primarily from foreign research and development tax credits. The effective income tax rate of 23% in 1999 differed from statutory rates primarily due to the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carryforwards available.

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

    The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1999, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        Quarter Ended
                          -----------------------------------------------------------------------------
                          Mar. 31, June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1998     1998      1998      1998      1999      1999      1999      1999
                          -------- --------  --------- --------  --------  --------  --------- --------
                                            (in thousands, except per share data)
Statement of Operations
 Data:
Revenues:
 License................   $7,681  $  8,164   $ 9,795  $11,133   $11,626   $13,915    $16,515  $19,426
 Services and
  maintenance...........    2,243     2,850     3,244    3,878     5,199     5,840      6,108    6,585
                           ------  --------   -------  -------   -------   -------    -------  -------
 Total revenues.........    9,924    11,014    13,039   15,011    16,825    19,755     22,623   26,011
                           ------  --------   -------  -------   -------   -------    -------  -------
Cost of revenues:
 License................      342       470       507      666       395       414        603      874
 Services and
  maintenance...........    1,478     1,620     2,100    2,348     2,847     3,244      3,385    3,540
                           ------  --------   -------  -------   -------   -------    -------  -------
 Total cost of
  revenues..............    1,820     2,090     2,607    3,014     3,242     3,658      3,988    4,414
                           ------  --------   -------  -------   -------   -------    -------  -------
Gross profit............    8,104     8,924    10,432   11,997    13,583    16,097     18,635   21,597
                           ------  --------   -------  -------   -------   -------    -------  -------
Operating expenses:
 Sales and marketing....    4,936     6,072     7,330    8,464     8,610     9,769     10,478   12,043
 Research and
  development...........    2,285     3,072     3,669    3,814     3,881     4,005      4,225    4,494
 General and
  administrative........    1,064     1,207     1,356    1,419     1,494     1,882      1,993    2,383
 Acquired in-process R&D
  and goodwill
  amortization..........      --     20,208       178      178       178       178        178      178
                           ------  --------   -------  -------   -------   -------    -------  -------
 Total operating
  expenses..............    8,285    30,559    12,533   13,875    14,163    15,834     16,874   19,098
                           ------  --------   -------  -------   -------   -------    -------  -------
Income (loss) from
 operations.............     (181)  (21,635)   (2,101)  (1,878)     (580)      263      1,761    2,499
Interest income.........      146        71       517    1,073       914       853        966    1,043
                           ------  --------   -------  -------   -------   -------    -------  -------
Income (loss) before
 income taxes...........      (35)  (21,564)   (1,584)    (805)      334     1,116      2,727    3,542
(Provision) benefit for
 income taxes...........      160       --        --       --        --       (245)      (682)    (873)
                           ------  --------   -------  -------   -------   -------    -------  -------
Net income (loss).......   $  125  $(21,564)  $(1,584) $  (805)  $   334   $   871    $ 2,045  $ 2,669
                           ======  ========   =======  =======   =======   =======    =======  =======
Net income (loss) per
 share
 Basic..................   $  --   $  (0.70)  $ (0.04) $ (0.02)  $  0.01   $  0.02    $  0.05  $  0.06
                           ======  ========   =======  =======   =======   =======    =======  =======
 Diluted................   $  --   $  (0.70)  $ (0.04) $ (0.02)  $  0.01   $  0.02    $  0.04  $  0.05
                           ======  ========   =======  =======   =======   =======    =======  =======
Shares used in per share
 computation
 Basic..................   30,700    30,997    36,830   42,491    42,910    43,496     44,106   44,876
                           ======  ========   =======  =======   =======   =======    =======  =======
 Diluted................   45,231    30,997    36,830   42,491    54,642    54,463     54,690   55,416
                           ======  ========   =======  =======   =======   =======    =======  =======

                                                        Quarter Ended
                          -----------------------------------------------------------------------------
                          Mar. 31,  June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1998      1998     1998      1998      1999      1999      1999      1999
                          --------  -------- --------- --------  --------  --------  --------- --------
Statement of Operations
 Data:
Revenues:
 License................    77.4 %    74.1%     75.1 %   74.1 %    69.1 %    70.4 %     73.0 %   74.7 %
 Services and
  maintenance...........    22.6      25.9      24.9     25.9      30.9      29.6       27.0     25.3
                           -----     -----     -----    -----     -----     -----      -----    -----
 Total revenues.........   100.0     100.0     100.0    100.0     100.0     100.0      100.0    100.0
Cost of revenues:
 License................     3.4       4.3       3.9      4.4       2.4       2.1        2.7      3.4
 Services and
  maintenance...........    14.9      14.7      16.1     15.6      16.9      16.4       14.9     13.6
                           -----     -----     -----    -----     -----     -----      -----    -----
 Total cost of
  revenues..............    18.3      19.0      20.0     20.0      19.3      18.5       17.6     17.0
                           -----     -----     -----    -----     -----     -----      -----    -----
Gross profit............    81.7      81.0      80.0     80.0      80.7      81.5       82.4     83.0
                           -----     -----     -----    -----     -----     -----      -----    -----
Operating expenses:
 Sales and marketing....    49.8      55.1      56.2     56.4      51.2      49.5       46.3     46.3
 Research and
  development...........    23.0      27.9      28.1     25.4      23.0      20.3       18.7     17.3
 General and
  administrative........    10.7      11.0      10.4      9.5       8.9       9.5        8.8      9.1
 Acquired in-process R&D
  and goodwill
  amortization..........     --      183.5       1.4      1.2       1.0       0.9        0.8      0.7
                           -----     -----     -----    -----     -----     -----      -----    -----
 Total operating
  expenses..............    83.5     277.5      96.1     92.5      84.1      80.2       74.6     73.4
                           -----     -----     -----    -----     -----     -----      -----    -----
Income (loss) from
 operations.............    (1.8)        *     (16.1)   (12.5)     (3.4)      1.3        7.8      9.6
Interest income.........     1.5       0.6       4.0      7.1       5.4       4.3        4.2      4.0
                           -----     -----     -----    -----     -----     -----      -----    -----
Income (loss) before
 income taxes...........    (0.3)        *     (12.1)    (5.4)      2.0       5.6       12.0     13.6
(Provision) benefit for
 income taxes...........     1.6       --        --       --        --       (1.2)      (3.0)    (3.4)
                           -----     -----     -----    -----     -----     -----      -----    -----
Net income (loss).......     1.3 %       *     (12.1)%   (5.4)%     2.0 %     4.4 %      9.0 %   10.2 %
                           =====     =====     =====    =====     =====     =====      =====    =====

--------
*Not meaningful

Liquidity and Capital Resources

    We generated cash of $7.8 million from operating activities during 1999. This cash inflow was primarily a result of an increase in accrued liabilities and deferred income and the net income achieved over the year. These inflows were partially offset by cash outflows relating to an increase in accounts receivable, prepaid expenses, and a decrease in accounts payable. Our average days sales outstanding at December 31, 1999 decreased to 75 days, from 84 days at December 31, 1998. The overall decrease in days sales outstanding from 1998 to 1999 reflects the improved collection efforts over the year and the quality of our relationships with our customers. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

    During the year ended December 31, 1999, cash from investing activities included $7.6 million provided primarily by the reduction of our marketable investments, net of $102.2 million of marketable investment purchases. This was offset by investments of $4.4 million in property and equipment and $3.2 million in goodwill and other long-term assets. The property and equipment investments primarily took the form of computer hardware and leasehold improvements to support our growing organization. The investment in other long-term assets was largely related to a new investment, at cost, in a strategic business alliance and licenses for technology purchased for use in the provision of services to customers.

    Cash provided by financing activities for the year ended December 31, 1999 was $10.4 million, primarily due to the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

    As of December 31, 1999, our cash and short-term investments in the amount of $89.3 million comprised our principal sources of liquidity. In addition, we issued and sold an aggregate of 2,074,260 shares of common stock in a follow-on offering in the first quarter of 2000, which resulted in proceeds to us of $162.6 million, net of underwriting discounts and commissions but before expenses. It is our belief that cash flows from operations, the net proceeds from this offering and existing cash and cash equivalents and short-term investments will suffice to meet our needs for at least the next twelve months.

Certain Factors That May Affect Our Business

Our quarterly revenues and operating results are subject to significant fluctuations and such fluctuations may lead to a reduced market price for our stock

    Our quarterly revenues and operating results have varied in the past and may continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

  . length of sales cycles associated with our product offerings;

  . the timing, size and nature of our licensing transactions;

  . market acceptance of new products or product enhancements by us or our competitors;

  . the relative proportions of revenues derived from licenses and services and maintenance;

  . the timing of new personnel hires and the rate at which new personnel become productive;

  . changes in pricing policies by our competitors;

  . changes in our operating expenses; and

  . fluctuations in foreign currency exchange rates.

Estimating future revenues is difficult, and our failure to do so accurately may lead to a reduced market price for our stock and reduced profitability

    Estimating future revenues is difficult because we ship our products soon after an order is received and, as such, we do not have a significant backlog. Thus, quarterly license revenues depend heavily upon orders received and shipped within the same quarter. Moreover, we historically have recorded 60% to 80% of our total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. We expect that this concentration of revenues, which is attributable in part to the tendency of some customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue for the foreseeable future.

    Our expense levels are based, in significant part, upon our expectations as to future revenues and are largely fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Any significant shortfall in revenues in relation to our expectations could have an immediate and significant effect on our profitability for that quarter and may lead to a reduced market price for our stock.

Because of the lengthy and unpredictable sales cycle associated with our large PKI transactions, we may not succeed in closing transactions on a timely basis or at all, which would adversely affect our revenues and operating results

    Transactions for our PKI solution often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. Factors affecting the sales cycle include:

  . customers' budgetary constraints;

  . the timing of customers' budget cycles; and

  . customers' internal approval processes.

    We may not succeed in closing such large transactions on a timely basis or at all, which could cause significant variability in our revenues and results of operations for any particular period. If our results of operations and cash flows fall below the expectations of securities analysts, our stock price may decline.

A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships

    Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1997, three customers accounted for 19%, 12% and 11% of revenues, respectively. In 1998, our three largest customers accounted for 23% of revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.

If the e-business security market does not continue to grow, demand for our products and services will be adversely affected

    The market for e-business security solutions is at an early stage of development. Continued growth of the e-business security market will depend, in large part, on the following:

  . the continued expansion of Internet usage and the number of organizations adopting or expanding intranets and extranets;

  . the ability of network infrastructures to support an increasing number of users and services;

  . the public recognition of the potential threat posed by computer hackers and other unauthorized users; and

  . the continued development of new and improved services for implementation across the Internet, intranets and extranets.

    A decline in the growth of this market could reduce demand for our products, adversely affecting our revenues and results of operations.

A breach of security at one of our customers, whether or not due to our products, could harm our reputation and reduce the demand for our products

    The processes used by computer hackers to access or sabotage networks and intranets are rapidly evolving. A well-publicized actual or perceived breach of network or computer security at one of our customers, regardless of whether such breach is attributable to our products, or any significant advance in techniques for decoding or "cracking" encrypted information, could adversely affect the market's perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

If our products contain errors or bugs, sales of our products would likely decline

    Our products may contain errors, failures or bugs that our existing testing procedures have not detected. The errors may become evident at any time during the life of our products. The discovery of any errors, failures or bugs in any products may result in:

  . adverse publicity;

  . product returns;

  . the loss or delay of market acceptance of our products; and

  . third-party claims against us.

    Accordingly, the discovery of any errors, failures or bugs would have a significant adverse effect on the sales of our products.

Our revenues may decline if we cannot compete successfully in an intensely competitive market

    We target our products at the rapidly evolving market for e-business security solutions. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed bases and significantly greater financial, technical, marketing and sales resources than we do. As a result, they may be able to react more quickly to emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. In addition, certain of our current competitors in particular segments of the security marketplace may in the future broaden or enhance their offerings to provide a more comprehensive solution competing more fully with our functionality.

    Increased competition, as well as consolidation of competitors, could result in lower prices, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which could have a serious adverse effect on our business, financial condition and results of operations. See "Business--Competition" for a list of our competitors.

Our business will not be successful if we do not keep up with the rapid changes in our industry

    The emerging market for e-business security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. To be competitive, we have to continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, and be first to market with new products and services or enhancements to existing products and services. Our failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse effect on our business, financial condition and results of operations.

We may have difficulty managing our expanding operations, which could adversely affect our ability to successfully grow our business

    The growth in the size and complexity of our business over the past few years has placed a significant strain on our managerial, operational and financial resources. Our ability to manage future growth, if any, will depend upon our ability to:

  . continue to implement and improve operational, financial and management information systems on a timely basis; and

  . expand, train, motivate and manage our work force.

    Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Plano, Texas, from our research and development facility in Ottawa, Canada, may make it more difficult to manage our growth.

If we fail to continue to attract and retain qualified personnel, our business may be harmed

    Our future success depends upon our ability to continue to attract and retain highly qualified scientific, technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the field of cryptography, and there can be no assurance that we can retain our key scientific, technical, sales and managerial employees or that we can attract, motivate or retain other highly qualified personnel in the future. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations

    It is possible, as part of our future growth strategy, that we will from time-to-time acquire or make investments in companies, technologies, product solutions or professional services offerings. With respect to these acquisitions, we would face the difficulties of assimilating personnel and operations from the acquired businesses and the problems of retaining and motivating key personnel from such businesses. In addition, these acquisitions may disrupt our ongoing operations, divert management from day-to-day business, increase our expenses and adversely impact our results of operations. Any future acquisitions would involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and incurrence of debt. In addition, these types of transactions often result in charges to earnings for such items as amortization of goodwill or in-process research and development expenses.

We face risks associated with our international operations and plans for expansion, which, if not managed properly, could have a significant adverse effect on our business, financial condition or results of operations

    In the future, we may establish additional foreign operations, hire additional personnel and establish relationships with additional partners internationally. This expansion would require significant management attention and financial resources and could have an adverse effect on our business, financial condition and results of operations. Although our international sales currently are primarily denominated in U.S. dollars, we may increasingly denominate sales in foreign currencies in the future. In addition, our international business may be subject to the following risks:

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

  . difficulties managing personnel and operations in remote locations; and

  . increased complexity in global corporate tax structure.

    Any one of these could significantly and adversely affect our business, financial condition or results of operations.

If the laws regarding exports of our products further limit or otherwise restrict our business, we could be prohibited from shipping our products to restricted countries, which would result in a loss of revenues

    Some of our products are subject to export controls under laws of the U.S., Canada and other countries. The list of products and countries for which exports are restricted, and the relevant regulatory policies, are likely to be revised from time to time. If we cannot obtain required government approvals under these regulations, we may not be able to sell products abroad or make products available for sale internationally via computer networks such as the Internet. Furthermore, U.S. governmental controls on the exportation of encryption products and technology may in the future restrict our ability to freely export some of our products with the most powerful information security encryption technology. See "Business--Regulatory Matters" for a discussion of our regulatory environment.

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share

    Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements, shrink-wrap licenses and other contractual provisions to establish, maintain and protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may:

  . copy aspects of our products;

  . obtain and use information that we regard as proprietary; or

  . infringe upon our patents.

    Policing piracy and other unauthorized use of our products is difficult, particularly in international markets and as a result of the growing use of the Internet. In addition, third parties might successfully design around our patents or obtain patents that we would need to license or design around. Finally, the protections we have obtained may not be sufficient because:

  . some courts have held that shrink-wrap licenses, because they are not signed by the licensee, are not enforceable;

  . our trade secrets, confidentiality agreements and patents may not provide meaningful protection of our proprietary information; and

  . we may not seek additional patents on our technology or products and such patents, even if obtained, may not be broad enough to protect our technology or products.

    Our inability or failure to protect our proprietary rights could have a significant adverse effect on our business, financial condition or results of operations.

We have been subject to, and may in the future become subject to, intellectual property infringement claims that could be costly and could result in a diversion of management's attention

    As the number of security products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Surety Technologies, Inc. asserted an unsuccessful patent infringement claim against us in February 1999, and third parties may assert infringement or misappropriation claims against us in the future. Defending or enforcing our intellectual property could be costly and could result in a diversion of management's attention, which could have a significant adverse effect on our business, financial condition or results of operations. A successful claim against us could also have a significant adverse effect on our results of operations for the period in which damages are paid.

We may lose access to technology that we license from outside vendors, which loss could adversely affect our ability to sell our products

    We rely on outside licensors for patent and/or software license rights in encryption technology that is incorporated into and is necessary for the operation of our products. For example, we license encryption technology that is fundamental to our product from RSA Security Inc., which holds a patent for this technology that expires in September 2000. We recently received correspondence from RSA indicating that it believes that, as of November 1999, we were no longer properly licensed to use this patent. While we strongly believe that RSA's assertion is without merit, we cannot assure you of the outcome of our discussions with RSA about this matter. An adverse outcome could subject us to significant additional licensing fees, money damages or other legal relief. In January 2000, RSA filed a complaint against us with respect to this matter but did not serve notice, and subsequently withdrew, the complaint. There can be no assurance that RSA will not institute litigation against us with respect to this matter in the future. In addition, our ability to provide Web server certificates is currently dependent upon a licensing agreement we have with Thawte Consulting (Pty.) of South Africa, which was recently acquired by VeriSign, Inc., one of our primary competitors. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. Any inability to continue to procure or use such technology could have a significant adverse effect on our ability to sell some of our products.

Our stock price is volatile and may continue to be volatile in the future.

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

  . conditions and trends in the security industry;

  . changes in financial estimates by securities analysts; and

  . general market conditions and other factors.

Nortel Networks is able to exercise substantial influence over all matters requiring stockholder and board approval and could make decisions about our business that conflict with the Interests of other stockholders.

    As of March 7, 2000, Nortel Networks Corporation, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 31.8% of our outstanding voting stock and two of our eight directors were representatives of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

Provisions of our charter and bylaws may delay or prevent transactions that are in your best interests.

    Our charter and bylaws contain provisions, including a staggered board of directors, that may make it more difficult for a third party to acquire us, or may discourage bids to do so. These provisions could limit the price that investors might be willing to pay for shares of our common stock and could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding voting stock. Our board of directors also has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our outstanding voting stock.

Year 2000 Impact

    We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Risk Associated with Interest Rates

    Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at December 31, 1999, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

    The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 1998 and 1999, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                               December 31, 1998             December 31, 1999
                         ----------------------------- -----------------------------
                                   Maturity                      Maturity
                         ----------------------------- -----------------------------
                          Within                        Within
                         3 Months 3-6 Months >6 Months 3 Months 3-6 Months >6 Months
                         -------- ---------- --------- -------- ---------- ---------
                                               (in thousands)
Investments classified
 as cash and cash
 equivalents............ $   109   $   --     $  --    $11,540   $   --     $  --
Investments classified
 as marketable
 investments............  27,800    45,191     4,364    34,590    28,728     6,481
                         -------   -------    ------   -------   -------    ------
  Total amortized cost.. $27,909   $45,191    $4,364   $46,130   $28,728    $6,481
                         =======   =======    ======   =======   =======    ======
Fair Value.............. $27,909   $45,191    $4,364   $46,112   $28,706    $6,436
                         =======   =======    ======   =======   =======    ======

  Risk Associated with Exchange Rates
    We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, Germany and Switzerland. However, this exposure is considered to be minimal due to the fact that the United Kingdom, German and Swiss operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

  Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 27, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)Executive Officers and Directors -- The information in the section entitled "Executive Officers and Directors of the Registrant" in Part I hereof is incorporated herein by reference.

(b)Directors -- The information in the section entitled "Directors and Nominees for Director" in the Proxy Statement is incorporated herein by reference.

    The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information in the sections entitled "Compensation of Executive Officers", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

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

(a)The following documents are filed as part of this Form 10-K:

   1. Consolidated Financial Statements. The following consolidated financial statements of Entrust Technologies Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                           Page
ENTRUST TECHNOLOGIES INC.                                                  ----
Independent Auditors' Report..............................................  45
Consolidated Balance Sheets as of December 31, 1998 and 1999..............  46
Consolidated Statements of Operations for the years ended December 31,
 1997, 1998 and 1999......................................................  47
Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the years ended December 31, 1997, 1998 and 1999.....................  48
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1998 and 1999.........................................  50
Notes to Consolidated Financial Statements................................  51

   2. Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

   3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed in the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2000.

                                          Entrust Technologies Inc.
                                              (Registrant)

                                                    /s/ John A. Ryan
                                          By: _________________________________
                                                        John A. Ryan
                                                President and Chief Executive
                                                           Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 2000.

              Signature                                     Title
              ---------                                     -----

           /s/ John A. Ryan            President, Chief Executive Officer and Director
______________________________________  (Principal Executive Officer)
             John A. Ryan

        /s/ David L. Thompson          Senior Vice President and Chief Financial
______________________________________  Officer (Principal Financial and Accounting
          David L. Thompson             Officer)

        /s/ F. William Conner          Chairman of the Board
______________________________________
          F. William Conner

      /s/ Butler C. Derrick, Jr.       Director
______________________________________
        Butler C. Derrick, Jr.
           /s/ Jawaid Ekram            Director
______________________________________
             Jawaid Ekram

         /s/ Terrell B. Jones          Director
______________________________________
           Terrell B. Jones

        /s/ Michael P. Ressner         Director
______________________________________
          Michael P. Ressner

       /s/ Christopher M. Stone        Director
______________________________________
         Christopher M. Stone

         /s/ James A. Thomson          Director
______________________________________
           James A. Thomson

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Entrust Technologies Inc:

    We have audited the consolidated balance sheets of Entrust Technologies Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entrust Technologies Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas

January 28, 2000

                           ENTRUST TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars, except share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................. $  3,712  $ 21,877
 Short-term marketable investments.........................   77,355    67,394
 Accounts receivable (net of allowance for doubtful
  accounts of $753 in 1998 and $703 in 1999)...............   14,013    21,817
 Other receivables.........................................    2,102     1,994
 Prepaid expenses..........................................      994     2,201
                                                            --------  --------
   Total current assets....................................   98,176   115,283
Long-term marketable investment............................      --      2,405
Goodwill, net..............................................    3,210     2,948
Property and equipment, net................................    4,874     6,904
Other long-term assets.....................................    1,569     2,980
                                                            --------  --------
   Total assets............................................ $107,829  $130,520
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................... $  7,187  $  6,636
 Accrued liabilities.......................................    4,992     9,169
 Deferred income...........................................    7,791    10,761
 Due to related party......................................      768       799
                                                            --------  --------
   Total current liabilities...............................   20,738    27,365
Long-term debt and other long-term liabilities.............       32       --
                                                            --------  --------
   Total liabilities.......................................   20,770    27,365
                                                            --------  --------
Shareholders' equity:
 Preferred stock, par value $0.01 per share; none issued
  and outstanding..........................................      --        --
 Common stock, par value $0.01 per share; 42,492,681 and
  45,203,448 issued and outstanding shares at December 31,
  1998 and 1999, respectively..............................      425       452
 Special voting stock, par value $0.01 per share;
  exchangeable; 5,157,289 issued and outstanding shares....       52        52
 Additional paid-in capital................................  112,483   122,883
 Unearned deferred compensation............................     (635)     (439)
 Accumulated other comprehensive loss......................      (89)     (535)
 Accumulated deficit.......................................  (25,177)  (19,258)
                                                            --------  --------
   Total shareholders' equity..............................   87,059   103,155
                                                            --------  --------
   Total liabilities and shareholders' equity.............. $107,829  $130,520
                                                            ========  ========

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands of dollars, except share and per share data)

                                                Year Ended December 31,
                                            ----------------------------------
                                               1997        1998        1999
                                            ----------  ----------  ----------
Revenues:
  License.................................. $   16,486  $   36,773  $   61,482
  Services and maintenance.................      8,520      12,215      23,732
                                            ----------  ----------  ----------
    Total revenues.........................     25,006      48,988      85,214
                                            ----------  ----------  ----------
Cost of revenues:
  License..................................        502       1,985       2,286
  Services and maintenance.................      4,414       7,546      13,016
                                            ----------  ----------  ----------
    Total cost of revenues.................      4,916       9,531      15,302
                                            ----------  ----------  ----------
Gross profit...............................     20,090      39,457      69,912
                                            ----------  ----------  ----------
Operating expenses:
  Sales and marketing......................     11,193      26,802      40,900
  Research and development.................      5,692      12,840      16,605
  General and administrative...............      3,695       5,046       7,752
  Acquired in-process research and
   development and goodwill amortization...        --       20,564         712
                                            ----------  ----------  ----------
    Total operating expenses...............     20,580      65,252      65,969
                                            ----------  ----------  ----------
Income (loss) from operations..............       (490)    (25,795)      3,943
Interest income............................        723       1,807       3,776
                                            ----------  ----------  ----------
Income (loss) before income taxes..........        233     (23,988)      7,719
(Provision) benefit for income taxes.......        281         160      (1,800)
                                            ----------  ----------  ----------
Net income (loss).......................... $      514  $  (23,828) $    5,919
                                            ==========  ==========  ==========
Net income (loss) per share:
  Basic.................................... $     0.02  $    (0.68) $     0.13
  Diluted.................................. $     0.01  $    (0.68) $     0.11
Weighted average common shares used in per
 share computations:
  Basic.................................... 30,700,000  35,254,735  43,846,922
  Diluted.................................. 41,742,972  35,254,735  54,802,682

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              for the years ended December 31, 1997, 1998 and 1999
                  (in thousands of dollars, except share data)

                                                                              Series B
                                          Series A           Series B        Non-Voting         Special
                     Common Stock       Common Stock       Common Stock     Common Stock     Voting Stock     Additional
                   ----------------- -------------------  ---------------- --------------- ------------------  Paid-In
                     Shares   Amount   Shares     Amount   Shares   Amount Shares   Amount   Shares    Amount  Capital
                   ---------- ------ -----------  ------  --------  ------ -------  ------ ----------  ------ ----------
Balances at
 December 31,
 1996............         --   $--           --   $ --         --    $--       --    $--          --    $--    $    --
 Series A common
  shares issued..         --    --    20,300,000    203        --     --       --     --          --               (173)
 Special Voting
  shares issued..         --    --           --     --         --     --       --     --    7,700,000     77        (66)
 Series B common
  shares issued..         --    --           --     --     221,052      2      --     --          --     --      15,302
 Series B Non-
  Voting common
  shares issued..         --    --           --     --         --     --    38,948    --          --     --       2,696
 Share capital
  issuance
  costs..........         --    --           --     --         --     --       --     --          --     --      (2,015)
 Change in
  shareholder's
  net
  investment.....         --    --           --     --         --     --       --     --          --     --         --
 Comprehensive
  income (loss):
 Net income......         --    --           --     --         --     --       --     --          --     --         --
 Translation
  adjustment.....         --    --           --     --         --     --       --     --          --     --         --
                   ----------  ----  -----------  -----   --------   ----  -------   ----  ----------   ----   --------
Balances at
 December 31,
 1997............         --    --    20,300,000    203    221,052      2   38,948    --    7,700,000     77     15,744
 Series A common
  shares issued
  on option
  exercise.......         --    --        14,346    --         --     --       --     --          --     --          31
 Unearned
  compensation
  related to
  stock options
  granted........         --    --           --     --         --     --       --     --          --     --         784
 Deferred
  compensation
  earned.........         --    --           --     --         --     --       --     --          --     --         --
 Series A common
  shares
  converted......  20,314,346   203  (20,314,346)  (203)       --     --       --     --          --     --         --
 Series B common
  shares
  converted......  13,063,836   131          --     --    (221,052)    (2) (38,948)   --          --     --        (129)
 Special voting
  shares
  exchanged......   2,542,711    25          --     --         --     --       --     --   (2,542,711)   (25)       --
 Redeemable
  series A common
  shares issued
  and converted..   1,167,288    12          --     --         --     --       --     --          --     --      17,001
 Common shares
  issued.........   5,400,000    54          --     --         --     --       --     --          --     --      86,346
 Common shares
  issuance
  costs..........         --    --           --     --         --     --       --     --          --     --      (7,302)
 Common shares
  issued on
  option
  exercise.......       4,500   --           --     --         --     --       --     --          --     --           8
 Comprehensive
  income (loss):
 Net loss........         --    --           --     --         --     --       --     --          --     --         --
 Translation
  adjustment.....         --    --           --     --         --     --       --     --          --     --         --
                   ----------  ----  -----------  -----   --------   ----  -------   ----  ----------   ----   --------
Balances at
 December 31,
 1998............  42,492,681   425          --     --         --     --       --     --    5,157,289     52    112,483
 Deferred
  compensation
  earned.........         --    --           --     --         --     --       --     --          --     --         --
 Common shares
  issued on
  option
  exercise.......   2,636,482    27          --     --         --     --       --     --          --     --       8,388
 Tax reduction
  from non-
  qualified
  option
  exercises......         --    --           --     --         --     --       --     --          --     --         708
 Employee Stock
  Purchase Plan
  shares issued..      74,285   --           --     --         --     --       --     --          --     --       1,304
 Comprehensive
  income (loss):
 Net income......         --    --           --     --         --     --       --     --          --     --         --
 Translation
  adjustment.....         --    --           --     --         --     --       --     --          --     --         --
                   ----------  ----  -----------  -----   --------   ----  -------   ----  ----------   ----   --------
Balances at
 December 31,
 1999............  45,203,448  $452          --   $ --         --    $--       --    $--    5,157,289    $52   $122,883
                   ==========  ====  ===========  =====   ========   ====  =======   ====  ==========   ====   ========

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                       COMPREHENSIVE INCOME--(Continued)
              for the years ended December 31, 1997, 1998 and 1999
                  (in thousands of dollars, except share data)

                                        Accumulated
                            Unearned       Other     Accumulated Comprehensive     Total
                            Deferred   Comprehensive   Income       Income     Shareholders'
                          Compensation     Loss       (Deficit)     (Loss)        Equity
                          ------------ ------------- ----------- ------------- -------------
Balances at December 31,
 1996...................     $ --          $ --       $    (60)                  $    (60)
 Series A common shares
  issued................       --            --            --                          30
 Special Voting shares
  issued................       --            --            --                          11
 Series B common shares
  issued................       --            --            --                      15,304
 Series B Non-Voting
  common shares issued..       --            --            --                       2,696
 Share capital issuance
  costs.................       --            --            --                      (2,015)
 Change in shareholder's
  net investment........       --            --         (1,803)                    (1,803)
 Comprehensive income
  (loss):
 Net income.............       --            --            514     $    514           514
 Translation
  adjustment............       --            (15)          --           (15)          (15)
                             -----         -----      --------     --------      --------
 Total comprehensive
  income................                                           $    499
                                                                   ========
Balances at December 31,
 1997...................       --            (15)       (1,349)                    14,662
 Series A common shares
  issued on option
  exercise..............       --            --            --                          31
 Unearned compensation
  related to stock
  options granted.......      (784)          --            --                         --
 Deferred compensation
  earned................       149           --            --                         149
 Series A common shares
  converted.............       --            --            --                         --
 Series B common shares
  converted.............       --            --            --                         --
 Special voting shares
  exchanged.............       --            --            --                         --
 Redeemable series A
  common shares issued
  and converted.........       --            --            --                      17,013
 Common shares issued...       --            --            --                      86,400
 Common shares issuance
  costs.................       --            --            --                      (7,302)
 Common shares issued on
  option exercise.......       --            --            --                           8
 Comprehensive income
  (loss):
 Net loss...............       --            --        (23,828)    $(23,828)      (23,828)
 Translation
  adjustment............       --            (74)          --           (74)          (74)
                             -----         -----      --------     --------      --------
 Total comprehensive
  loss..................                                           $(23,902)
                                                                   ========
Balances at December 31,
 1998...................      (635)          (89)      (25,177)                    87,059
 Deferred compensation
  earned................       196           --            --           --            196
 Common shares issued on
  option exercise.......       --            --            --           --          8,415
 Tax reduction from non-
  qualified option
  exercises.............       --            --            --           --            708
 Employee Stock Purchase
  Plan shares issued....       --            --            --           --          1,304
 Comprehensive income
  (loss):
 Net income.............       --            --          5,919     $  5,919         5,919
 Translation
  adjustment............       --           (446)          --          (446)         (446)
                             -----         -----      --------     --------      --------
 Total comprehensive
  income................                                           $  5,473
                                                                   ========
Balances at December 31,
 1999...................     $(439)        $(535)     $(19,258)                  $103,155
                             =====         =====      ========                   ========

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1997      1998       1999
                                                  --------  ---------  --------
Cash flows from operating activities:
 Net income (loss)..............................  $    514  $ (23,828)  $ 5,919
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization................       360      1,261     3,348
   Adjustment to cumulative translation
    account.....................................       (15)       (74)     (446)
   Deferred income taxes........................      (743)      (143)      867
   Deferred compensation earned.................       --         149       196
   Acquired in-process research and
    development.................................       --      20,208       --
   Changes in operating assets and liabilities:
     Increase in accounts receivable............    (4,665)    (6,212)   (7,804)
     Decrease (increase) in other receivables...    (2,089)      (125)      108
     Increase in prepaid expenses...............      (400)      (504)   (1,207)
     Decrease (increase) in other assets........       --        (178)      178
     Increase (decrease) in accounts payable....       335      4,755      (551)
     Increase in accrued liabilities............     1,121      1,998     4,175
     Increase in deferred income................     1,186      4,573     2,970
     Increase (decrease) due to related party...     2,257     (2,588)       31
                                                  --------  ---------  --------
     Net cash provided by (used in) operating
      activities................................    (2,139)      (708)    7,784
                                                  --------  ---------  --------
Cash flows from investing activities:
 Purchases of marketable investments............   (12,308)  (145,188) (102,230)
 Dispositions of marketable investments.........     3,695     76,446   109,786
 Purchases of property and equipment............      (895)    (3,791)   (4,421)
 Increase in goodwill and other long-term
  assets........................................       --        (393)   (3,149)
 Payment on purchase of r3 Security Engineering
  AG............................................       --      (4,391)      --
                                                  --------  ---------  --------
     Net cash used in investing activities......    (9,508)   (77,317)      (14)
                                                  --------  ---------  --------
Cash flows from financing activities:
 Proceeds from long-term debt...................     1,449        --        --
 Repayment of long-term debt....................       --      (1,425)      (32)
 Transfers to Nortel............................    (1,803)       --        --
 Proceeds and tax reduction from exercise of
  stock options and employee stock purchase
  plan..........................................       --          39    10,427
 Proceeds from issuance of 5,400,000 common
  shares, net of issuance costs.................       --      79,098       --
 Proceeds from issuance of common and special
  voting stock, net of issuance costs...........    16,026        --        --
                                                  --------  ---------  --------
     Net cash provided by financing activities..    15,672     77,712    10,395
                                                  --------  ---------  --------
Net change in cash and cash equivalents.........     4,025       (313)   18,165
Cash and cash equivalents at beginning of year..       --       4,025     3,712
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $  4,025  $   3,712  $ 21,877
                                                  ========  =========  ========
Non-cash investing and financing activities:
 Issuance of redeemable Series A common stock
  (and subsequent conversion into common stock)
  related to the acquisition of r3 Security
  Engineering AG................................  $    --   $  17,013  $    --
                                                  ========  =========  ========

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands of dollars, except share and per share data)

1. Company Background

    In January 1994, Nortel Networks Corporation, and its subsidiary Nortel Networks Inc. (collectively "Nortel"), established the Secure Networks group (the "Division") to pursue the development and sales of public key infrastructure ("PKI") products. PKI products combine powerful public key data encryption technology with transparent, life cycle digital certificate management to enable users to communicate securely over public and private networks.

    During 1996, Nortel announced its intention to create a separate company, Entrust Technologies Inc. (the "Company") consisting of the operations of the Division. The Company was incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel. At the close of business on December 31, 1996, Nortel transferred to the Company certain of the assets and liabilities, intellectual property, rights, licenses and contracts of the Division.

    In exchange, Nortel received 20,300,000 shares of the Company's Series A common stock, 7,700,000 shares of the Company's Special Voting stock, and cash consideration. At the close of business on December 31, 1996, the Company issued 260,000 shares of its Series B common stock in a private placement for $100 per share less underwriting costs and commissions of $7.75 per share. After the completion of the private placement, Nortel owned approximately 73.0% of the outstanding shares of the Company's voting stock assuming conversion of the Series B common stock and Series B Non-Voting common stock into an aggregate of 13,063,836 shares of Series A common stock.

    On August 21, 1998, the Company closed its initial public offering ("IPO"), issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79.1 million. Immediately following the IPO, Nortel owned approximately 55.3% of the Company's voting stock.

    At December 31, 1999, Nortel owned approximately 46.8% of the Company's voting stock.

2. Significant Accounting Policies

Consolidation

    The consolidated financial statements of the Company include the accounts of its majority-owned Canadian subsidiary, Entrust Technologies Limited, its wholly-owned U.K. subsidiary, Entrust Technologies (UK) Limited, its wholly-owned German subsidiary, Entrust Technologies GmbH, and, its wholly-owned Swiss subsidiaries, r/3/ Security Engineering AG and Entrust Technologies (Switzerland) Ltd. Liab. Co. The minority interest in the Canadian subsidiary has been insignificant to date. All significant intercompany transactions and accounts are eliminated in consolidation.

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

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


    The Company does not use derivative financial products for hedging or speculative purposes and, as a result, is exposed to currency fluctuations. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations.

    The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, Germany, Switzerland and the United Kingdom. Management periodically reviews the potential financial impact of this risk and currently believes that the Company is not subject to significant potential losses.

Revenue recognition

    The Company generates revenues primarily from licensing the rights to its software products to end-users and from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support ("maintenance"). The Company adopted, effective January 1, 1998, Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". Such adoption had no effect on the Company's method of recognizing revenues. Prior to 1998, the Company's revenue recognition policy was in accordance with the provisions of the preceding authoritative guidance provided by SOP 91-1 "Software Revenue Recognition".

    Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months.

    Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance to customers. Revenues from the sale of Entrust.net Web server certificates are also recognized ratably over the term of the certificate (typically one to two years).

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

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


    Cost of services and maintenance consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, including the cost of third-party consultants engaged by the Company.

Research and development costs

    In applying Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company has defined attainment of technological feasibility as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs eligible for capitalization have been insignificant. To date, the Company has not capitalized any internal software development costs and has capitalized, in limited circumstances, costs of software development by third-party contractors.

Cash and cash equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are maintained with a bank and a brokerage institution.

Marketable investments

    Marketable investments consist of investments in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments and stated at amortized cost. At December 31, 1998 and 1999, the amortized cost of the Company's investments approximated fair value.

    The Company's marketable investments consist of the following:

                           December 31, 1998             December 31, 1999
                         ---------------------- -----------------------------------
                                    Maturity of            Maturity of Maturity of
                           Total    Securities    Total    Securities   Securities
                         Amortized  Within One  Amortized  Within One  Greater Than
                         Cost Basis    Year     Cost Basis    Year       One Year
                         ---------- ----------- ---------- ----------- ------------
U.S. government agency
 debt securities........  $ 7,825     $ 7,825    $ 8,962     $ 8,962      $  --
Corporate debt
 securities.............   69,530      69,530     60,837      58,432       2,405
                          -------     -------    -------     -------      ------
                          $77,355     $77,355    $69,799     $67,394      $2,405
                          =======     =======    =======     =======      ======

Accounts receivable
    The Company's customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 45% and 47% of accounts receivable as of December 31, 1998 and 1999, respectively. Two customers accounted for 18% and 13%, respectively, of accounts receivable at December 31, 1999. The Company performs ongoing

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)

credit evaluations of its customers, and generally, does not require collateral from its customers to support accounts receivable. Requests to extend significant credit to customers are reviewed and approved by senior management. The Company maintains an allowance for potential losses due to credit risk, and believes that the allowance for losses is adequate. The following table summarizes the changes in the allowance for doubtful accounts:

                                                                 December 31,
                                                                ---------------
                                                                1997 1998  1999
                                                                ---- ----  ----
   Allowance for doubtful accounts, beginning of year.......... $129 $416  $753
   Additional provision........................................  287  450   426
   Amounts written-off.........................................   -- (113) (476)
                                                                ---- ----  ----
   Allowance for doubtful accounts, end of year................ $416 $753  $703
                                                                ==== ====  ====

Other receivables

    Other receivables include federal income tax and other tax refunds of $973 and $166 at December 31, 1998 and 1999, respectively. Other receivables also includes work-in-process relating to a long-term percentage-of-completion contract of $826 and $1,470 at December 31, 1998 and 1999, respectively.

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

    Assets are periodically reviewed for impairment on the basis of undiscounted cash flows. If the cash flows are less than the asset's carrying value, the asset is written down to its fair value.

Goodwill and other assets

    Goodwill is stated net of accumulated amortization of $356 and $1,068 at December 31, 1998 and 1999, respectively. Goodwill is being amortized on a straight-line basis over five years. Included in other long-term assets are investments, at cost, of $393 at December 31, 1998 and 1999, which represents a 10% ownership interest in Entrust Japan, and $1,300 at December 31, 1999, which represents a 2% interest in a privately-owned company; both these investees are customers of the Company. Other long-term assets also include costs incurred of $1,287 at December 31, 1999 primarily for licenses of technology used by the Company to provide services. These costs are amortized straight-line over three to four years and are stated net of accumulated amortization of $112 at December 31, 1999.

Income taxes

    The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)

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

Stock-based compensation

    Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 8 the required pro forma effect on net income and earnings per share.

Net income (loss) per share

    Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the year ended December 31, 1998, the antidilutive effects excluded from the diluted net loss per share computation were 6,767,673 shares due to the exchangeable Special Voting stock outstanding, 1,687,096 shares due to the conversion rights of Series B, and 5,437,769 shares due to options to purchase Common stock.

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


    Net income (loss) per share has been calculated as follows:

                                                      December 31,
                                           ------------------------------------
                                              1997        1998         1999
                                           ----------- -----------  -----------
Net income (loss) available to common
 shareholders (in thousands).............. $       514 $   (23,828) $     5,919
                                           =========== ===========  ===========
Weighted average common shares
 outstanding:
Basic:
  Basic weighted average common shares
   outstanding............................  30,700,000  35,254,735   43,846,922
                                           ----------- -----------  -----------
  Basic net income (loss) per share....... $      0.02 $     (0.68) $      0.13
                                           =========== ===========  ===========
Diluted:
  Basic weighted average common shares
   outstanding............................  30,700,000  35,254,735   43,846,922
                                           ----------- -----------  -----------
  Exchange rights on Special Voting
   stock..................................   7,700,000         N/A    5,157,289
  Additional conversion rights of Series B
   Voting and Non-Voting common stock.....   2,663,836         N/A          --
  Net effect of dilutive options using the
   treasury stock method..................     679,136         N/A    5,798,470
                                           ----------- -----------  -----------
    Subtotal..............................  11,042,972         N/A   10,955,759
                                           ----------- -----------  -----------
  Diluted weighted average common shares
   outstanding............................  41,742,972  35,254,735   54,802,682
                                           =========== ===========  ===========
  Diluted net income (loss) per share..... $      0.01 $     (0.68) $      0.11
                                           =========== ===========  ===========

Concentration of credit risk

    Financial instruments that potentially subject the Company to interest rate and credit risk consist principally of cash equivalents, marketable investments and accounts receivable. The Company has investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as credit worthy. The Company maintains its cash equivalents, and marketable investments, with high quality financial institutions and investment managers. The Company performs periodic reviews of the credit standing of its investments and the financial institutions managing those investments.

Recent pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective beginning in 2001. The Company currently does not use derivative financial products for hedging or speculative purposes and, as a result, does not anticipate any impact on the financial statements.

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

                           ENTRUST TECHNOLOGIES INC.

          (in thousands of dollars, except share and per share data)


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

3. Acquisition of r/3/ Security Engineering AG and Acquired
  In-Process Research and Development

    On June 8, 1998, the Company completed the acquisition of r/3/ Security Engineering AG ("r/3/"), a company based in Zurich, Switzerland which provides consulting, applied research and product development services related to commercial security and encryption solutions. The Company acquired all the outstanding shares of r/3/ for an aggregate purchase price of $23,774, which included approximately $4,391 in cash, $17,013 representing 1,167,288 shares of Redeemable Series A common stock (subsequently converted into Common stock upon the closing of the Company's initial public offering), approximately $994 in assumed net liabilities and acquisition expenses, and approximately $1,376 of adjustments to the June 8, 1998 opening balance sheet of r/3/ to record the acquired assets and liabilities at fair value.

    This acquisition was accounted for under the purchase method of accounting. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets which indicated approximately $20,208 of the acquired intangible assets consisted of in-process product development. The development of these projects had not reached technological feasibility and the technology had no alternative future use. Further, management estimated that related development costs would continue to be incurred and, accordingly, the $20,208 was included as an expense in the consolidated statement of operations for the year ended December 31, 1998. Goodwill of $3,566 and $450 was recorded as a result of this acquisition, in 1998 and 1999, respectively.

    The following unaudited pro forma data summarize the combined results of operations in 1998 of Entrust Technologies Inc. and r/3/ as if the acquisition had taken place as of the beginning of the year, and accordingly, excludes the $20,208 write-off of in-process research and development in 1998 as it would have been a charge to beginning retained earnings, and includes a full year of goodwill amortization.

                                                         Year Ended December 31,
                                                         -----------------------
                                                                  1998
                                                                  ----
   Revenues.............................................         $50,589
                                                                 =======
   Net loss.............................................          (4,923)
                                                                 =======
   Basic and diluted net loss per share.................           (0.14)
                                                                 =======

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


4. Property and Equipment

    Property and equipment, at cost, consist of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
   Computer and telecom equipment............................. $ 3,345  $ 4,947
   Furniture and fixtures.....................................   1,180    2,146
   Leasehold improvements.....................................   1,504    2,143
   Internal-use software......................................     668    1,095
                                                               -------  -------
                                                                 6,697   10,331
   Less: accumulated depreciation and amortization............  (1,823)  (3,984)
                                                               -------  -------
   Subtotal...................................................   4,874    6,347
   Assets to be placed in service.............................     --       557
                                                               -------  -------
   Total property and equipment, net.......................... $ 4,874  $ 6,904
                                                               =======  =======

5. Accrued Liabilities

    Accrued liabilities consist of the following:
                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
   Payroll and related benefits............................... $ 3,127  $ 5,095
   Withholding taxes payable for stock options exercised......     --     2,075
   Other......................................................   1,865    1,999
                                                               -------  -------
                                                               $ 4,992  $ 9,169
                                                               =======  =======

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


6. Income Taxes

    The following table presents the U.S. and foreign components of income
(loss) before income taxes and the provision for income taxes.

                                                             Year Ended
                                                            December 31,
                                                       ------------------------
                                                       1997     1998     1999
                                                       -----  --------  -------
   Income (loss) before income taxes
     United States...................................  $   2  $(22,108) $ 4,271
     Foreign.........................................    231    (1,880)   3,448
                                                       -----  --------  -------
                                                       $ 233  $(23,988) $ 7,719
                                                       =====  ========  =======
   (Provision) benefit for income taxes
     Current:
       Federal.......................................  $(337) $    140  $    21
       State and local...............................    (76)       79      (70)
       Foreign.......................................    (49)     (202)    (176)
                                                       -----  --------  -------
                                                        (462)       17     (225)
                                                       -----  --------  -------
     Deferred:
       Federal.......................................    119       (52)    (360)
       State and local...............................     28         7     (189)
       Foreign.......................................    596       188     (318)
                                                       -----  --------  -------
                                                         743       143     (867)
                                                       -----  --------  -------
       Tax equivalent related to non-qualified option
        exercises (credited to additional paid-in
        capital).....................................    --        --      (708)
                                                       -----  --------  -------
   Total (provision) benefit for income taxes........  $ 281  $    160  $(1,800)
                                                       =====  ========  =======

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


    A reconciliation between income taxes computed at the federal statutory rate and income tax (provision) benefit is shown below:

                                                           Year Ended
                                                          December 31,
                                                     -------------------------
                                                      1997    1998      1999
                                                     ------  -------  --------
   Income tax (provision) benefit at federal
    statutory rate.................................  $  (79) $ 8,156  $ (2,624)
   State and local taxes, net of federal benefits..     (48)      57      (171)
   Foreign earnings benefit (tax) at different
    rate...........................................      15       80      (226)
   Acquired in-process research and development and
    other expenses (not deductible) deductible for
    tax purposes...................................     --    (6,913)    3,314
   Foreign research and development tax credits....     393      --      1,933
   Tax write-off of intercompany investment in and
    advances to foreign subsidiary.................     --       --     10,472
   Valuation allowances on future benefits of tax
    losses and credits available...................     --    (1,220)  (14,498)
                                                     ------  -------  --------
   Total (provision) benefit for income taxes......  $  281  $   160  $ (1,800)
                                                     ======  =======  ========

    Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company's net deferred tax benefits (liabilities) are as follows:

                                                              December 31,
                                                            -----------------
                                                             1998      1999
                                                            -------  --------
   Current asset:
     Accruals not currently deductible..................... $   157  $    256
     Deferred income currently taxable.....................     426       597
                                                            -------  --------
       Total...............................................     583       853
                                                            -------  --------
   Non-current asset (liability):
     Accelerated depreciation and amortization for tax
      purposes.............................................     (34)    2,382
     United States and Foreign NOL and tax credit
      carry-forwards.......................................   2,527    19,446
                                                            -------  --------
       Total...............................................   2,493    21,828
                                                            -------  --------
   Total deferred tax asset................................   3,076    22,681
   Valuation allowance.....................................  (2,209)  (22,681)
                                                            -------  --------
   Net deferred tax asset.................................. $   867  $    --
                                                            =======  ========

    United States and foreign NOL and tax credit carry-forwards include $5,974 at December 31, 1999 related to NOL carry-forwards resulting from the exercise in 1999 of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital.

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


    As at December 31, 1999, the Company has available the following income tax carry-forwards to reduce future income tax liabilities:

                                                                        Period
                                                               Amount  Expiring
                                                               ------- ---------
   Net operating losses (tax benefits):
     United States............................................ $15,580 2018-2019
     Foreign..................................................     626 2005-2006
                                                               -------
                                                                16,206
   Foreign research and development tax credits...............   3,240 2007-2009
                                                               -------
                                                               $19,446
                                                               =======

7. Capital Stock

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

    The Board of Directors also approved on June 18, 1998 a 4-for-1 stock split, effected in the form of a stock dividend payable to the shareholders of Series A common stock and Special Voting stock. In addition, the Board of Directors approved an amendment to the Company's Articles of Incorporation, which redesignated the Series A common stock as Common stock effective upon the completion of the Company's initial public offering. The consolidated financial statements reflect the increase in the number of authorized shares and these stock splits, on a retroactive basis.

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

Series A and Series B Common Stock

    The holders of Series A and Series B common stock were entitled to one vote per share and were entitled to dividends when and if declared by the Board of Directors of the Company. The Series B Non-Voting common stock had the same rights and privileges as the Series B common

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)

stock except for the non-voting nature of the stock and it is exchangeable at the option of the holder into Series B common stock. The Company's Series B common stock and Series B Non-Voting common stock were automatically converted into 13,063,836 shares of Common stock upon completion of the public offering of the Company's Common stock. Also, the Company's Series A common stock was converted to Common stock upon completion of the public offering. As of December 31, 1999, there were no issued and outstanding shares of the Company's Series A and Series B common stock.

Redeemable Series A Common Stock

    The holders of the Redeemable Series A common stock were entitled to the same rights and privileges as the Series A common stock. The 1,167,288 of these issued and outstanding shares were converted to an equivalent number of shares of Common stock upon completion of the public offering of the Company's Common stock. As of December 31, 1999, there were no issued and outstanding shares of the Company's Redeemable Series A common stock.

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

Preferred Stock

    The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as shall be determined by the Board of Directors. As of December 31, 1999, the Company had not issued any shares of Preferred stock.

8. Stock Options

Employee Stock Option Plans

    During the year ended December 31, 1997, the Company's shareholders approved the 1996 Stock Incentive Plan (the "1996 Plan") applicable to the Company's full-time employees, officers, directors, and consultants and authorized 7,228,920 shares of Series A common stock (Common stock following the Company's public offering) for issuance thereunder. In 1998, the Company's Board of Directors and shareholders approved increases to 9,600,000 as the total authorized number of shares available for issuance under the 1996 Plan. In 1999, the Company's Board of Directors approved the 1999 Non-Officer Employee Stock Incentive Plan (the "1999 Plan") and authorized 2,500,000 shares for issuance thereunder. The options under the 1996 Plan and 1999 Plan are granted at the then-current fair market value of the Series A common stock (Common stock following the Company's public offering) of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years, and expire on the tenth anniversary or upon termination of employment.

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


    A summary of the activity under the 1996 Plan and the 1999 Plan is set forth below:

                                                            Options Outstanding
                                                            --------------------
                                                                        Weighted
                                                  Shares                Average
                                                Available   Number of   Exercise
                                                for Grant     Shares     Price
                                                ----------  ----------  --------
   Balance at December 31, 1996................        --          --       --
     Authorized................................  7,228,920         --
     Granted................................... (6,628,800)  6,628,800   $ 2.16
     Forfeited.................................    140,720    (140,720)    2.13
                                                ----------  ----------
   Balance at December 31, 1997................    740,840   6,488,080     2.16
     Authorized................................  2,371,080         --
     Granted................................... (1,673,016)  1,673,016    11.79
     Forfeited.................................    121,324    (121,324)    4.44
     Exercised.................................        --      (18,846)    2.13
                                                ----------  ----------
   Balance at December 31, 1998................  1,560,228   8,020,926     4.13
     Authorized................................  2,500,000         --
     Granted................................... (2,531,330)  2,531,330    32.85
     Forfeited.................................    496,951    (496,951)   11.35
     Exercised.................................        --   (2,636,482)    3.28
                                                ----------  ----------
   Balance at December 31, 1999................  2,025,849   7,418,823    13.76
                                                ==========  ==========

    The number of outstanding options exercisable into common stock was 3,441,860 at December 31, 1999. The weighted average exercise price of these exercisable outstanding options was $3.16.

    The following table summarizes information concerning currently outstanding options as at December 31, 1999:

                                   Options Outstanding          Options Exercisable
                          ------------------------------------- --------------------
                                                       Weighted             Weighted
                           Number of  Weighted Average Average   Number of  Average
                            Options      Remaining     Exercise   Options   Exercise
Range of Exercise Prices  Outstanding Contractual Life  Price   Exercisable  Price
------------------------  ----------- ---------------- -------- ----------- --------
$2.13 to $2.50..........   3,938,736      7.2 years     $ 2.17   3,092,898   $ 2.17
$6.25...................     462,497      8.2 years     $ 6.25     165,675   $ 6.25
$9.25 to $17.63.........     426,482      8.6 years     $15.58     141,474   $15.77
$19.25 to $26.25........   1,379,998      9.4 years     $21.95      41,813   $21.35
$26.50 to $39.25........     357,850      9.5 years     $31.13         --       N/A
$40.06 to $53.69........     850,000     10.0 years     $49.80         --       N/A
$65.00..................       3,260     10.0 years     $65.00         --       N/A
                           ---------                             ---------
                           7,418,823                             3,441,860
                           =========                             =========

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)

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

    Under the terms of the Purchase Plan, the price per share paid by each participant on the last day of the Offering Period is an amount equal to 90% of the fair market value of the Common stock on either the first day or the last day of the Offering Period, whichever is lower. On December 10, 1999, the Company's Board of Directors made a change in the Purchase Plan to lower the price per share paid to an amount equal to 85% of the fair market value of the Common stock on either the first day or last day of the Offering Period, whichever is lower.

    The Purchase Plan terminates on July 21, 2000 or such earlier date as the Board determines. Upon termination of the Purchase Plan all amounts in the accounts of participating employees will be promptly refunded.

Stock-based Compensation

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, compensation expense was recognized for its stock-based compensation plans in the year ended December 31, 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, the Company recorded unearned deferred compensation of $784 for the year ended December 31, 1998. This amount is being amortized over the vesting period of four years from the date of grant, with $149 and $196 amortized into compensation expense for the years ended December 31, 1998 and 1999, respectively. For all other options granted in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant. Had compensation costs for the Company's 1996 Plan and 1999 Plan been determined based on the fair value of the options at the grant date for awards under the 1996 Plan and 1999 Plan, consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows, on a pro forma basis.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
   Net income (loss), as reported...............  $    514  $(23,828) $  5,919
   Estimated additional stock based compensation
    costs under SFAS 123........................    (1,535)   (2,687)  (13,464)
                                                  --------  --------  --------
   Pro forma net income (loss)..................  $ (1,021) $(26,515) $ (7,545)
                                                  ========  ========  ========
   Pro forma basic and diluted net income (loss)
    per share...................................  $  (0.03) $  (0.75) $  (0.17)
                                                  ========  ========  ========

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)

    In the pro forma calculations, the weighted average fair value for stock options granted during 1997, 1998 and 1999 was estimated at $0.66, $5.47 and $24.97 per option, respectively. The fair value of all options granted prior to the Company's initial public offering on August 17, 1998 were estimated as of the date of grant using the minimum value model. The fair value of all options granted subsequent to the Company's initial public offering were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                       ----     ----     ----
   Expected option life, in years....................       6        6        5
   Risk free interest rate...........................    6.22%    5.37%    5.69%
   Dividend yield....................................     --       --       --
   Volatility........................................     --       108%      98%

9. Related Party Transactions

    Significant related party transactions with the Company's largest shareholder, Nortel, and affiliated companies, not otherwise disclosed in the financial statements, include the following:

    The Company paid $273 in the year ended December 31, 1997 for research and development services provided by Bell Northern Research Ltd. ("BNR"), a subsidiary of Nortel. The research and development services and other costs of revenue were purchased at cost from BNR. Purchases from BNR are settled through the intercompany accounting system of Nortel.

    Revenues include sales to Nortel for the years ended December 31, 1997, 1998 and 1999 of $495, $1,916 and $1,453, respectively. Revenues for the years ended December 31, 1997, 1998 and 1999 include sales to Nortel-affiliated companies totaling $332, $2,076 and $269, respectively.

    During the years ended December 31, 1997, 1998 and 1999, the Company reimbursed Nortel for expenses paid by Nortel on behalf of the Company, net of revenues collected by Nortel on behalf of the Company. The net expenses reimbursed amounted to $5,610, $1,390 and $512 for the years ended December 31, 1997, 1998 and 1999, respectively. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

    Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. At December 31, 1998, accounts receivable included $1,724 related to Nortel. The accounts receivable at December 31, 1999, related to Nortel, was insignificant.

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


10. Commitments and Contingencies

Lease commitments

    The Company leases administrative and sales offices and certain property and equipment under noncancellable operating leases expiring through 2010 with certain renewal options. Total rent expense under such leases for the years ended December 31, 1997, 1998 and 1999 were $956, $3,083 and $4,754, respectively. At December 31, 1999, the future minimum lease payments under operating leases were as follows:

   2000................................................................ $ 4,708
   2001................................................................   4,974
   2002................................................................   3,340
   2003................................................................   2,390
   Thereafter..........................................................  13,852
                                                                        -------
   Total future minimum lease payments................................. $29,264
                                                                        =======

Legal proceedings

    The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any such legal matters will have a material adverse effect on the consolidated results of operations or consolidated financial position.

    On February 19, 1999, Surety Technologies, Inc. ("Surety") filed Civil Action 99-203 against the Company alleging that the Entrust/Timestamp product infringed various claims of U.S. Patent Re 34,954 (the "954 Patent"). In a verdict returned on November 3, 1999, a federal jury found that all of the claims of the 954 Patent asserted by Surety against the Company were invalid for reasons of both anticipation and obviousness. As a result of the jury's decision, Surety's complaint has been dismissed with prejudice. On November 4, 1999, judgment was entered in favor of the Company in the United States District Court for the Eastern District of Virginia in Civil Action 99-203.

11. Employee Savings Plan

    The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching contributions made by the Company totaled $183, $383 and $592 for the years ended December 31, 1997, 1998 and 1999, respectively.

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


12. Segment, Geographic and Major Customer Information

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

Geographic information

    Revenues are attributed to specific geographical areas based on where the sales order originated. Long-lived assets and total assets of the Company are those that are identified with operations in the respective geographic areas.

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)


    The Company operates in three main geographic areas as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
   Revenues:
     United States................................. $14,978  $ 25,861  $ 55,709
     Canada........................................   8,669    11,832    16,107
     Europe, Asia and Other........................   1,359    11,295    13,398
                                                    -------  --------  --------
       Total revenues.............................. $25,006  $ 48,988  $ 85,214
                                                    =======  ========  ========
   Segment operating income (loss):
     United States................................. $  (720) $ (3,297) $  1,724
     Canada........................................     356      (167)    3,950
     Europe, Asia and Other........................     234      (862)    1,617
                                                    -------  --------  --------
       Total segment operating income (loss).......    (130)   (4,326)    7,291
                                                    -------  --------  --------
   Depreciation and amortization expense:
     United States.................................       1       410     1,229
     Canada........................................     356       573     1,625
     Europe, Asia and Other........................       3       278       494
                                                    -------  --------  --------
       Total depreciation and amortization.........     360     1,261     3,348
                                                    -------  --------  --------
   Interest income:
     United States.................................     723     1,807     3,776
                                                    -------  --------  --------
   Acquired in-process research and development:
     United States.................................     --     20,208       --
                                                    -------  --------  --------
   Income (loss) before income taxes:
     United States.................................       2   (22,108)    4,271
     Canada........................................     --       (740)    2,325
     Europe, Asia and Other........................     231    (1,140)    1,123
                                                    -------  --------  --------
       Total income (loss) before income taxes..... $   233  $(23,988) $  7,719
                                                    =======  ========  ========
                                                          December 31,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
   Long-lived assets (generally depreciated
    over three to five years):
     United States................................. $   118  $  4,323  $  8,493
     Canada........................................   1,540     3,510     5,921
     Europe, Asia and Other........................      40       775       823
                                                    -------  --------  --------
       Total long-lived assets..................... $ 1,698  $  8,608  $ 15,237
                                                    =======  ========  ========
   Total assets:
     United States................................. $18,637  $ 95,110  $107,517
     Canada........................................   4,689     8,244    15,216
     Europe, Asia and Other........................   1,431     4,475     7,787
                                                    -------  --------  --------
       Total....................................... $24,757  $107,829  $130,520
                                                    =======  ========  ========

                           ENTRUST TECHNOLOGIES INC.

           (in thousands of dollars, except share and per share data)

Major customer information

    In 1997, three customers accounted for an aggregate of 42% of revenues. These customers, individually, accounted for 19%, 12% and 11% of revenues, respectively. In 1998, no individual customer accounted for 10% or more of revenues. In 1999, a single customer accounted for 24% of revenues, and no other customers accounted for 10% or more of revenues.

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number               Description                                    Form  Number
-------              -----------                                    ----  ------

 2.1*     Share Purchase Agreement, dated as of May 30, 1998, as
          amended, between the Registrant and Rainer A. Rueppel.    S-1    2.3

 2.2*     Share Purchase Agreement, dated as of May 30, 1998, as
          amended, between the Registrant and Invision AG.          S-1    2.4

 2.3*     Form of Share Purchase Agreement between the Registrant
          and the minority stockholders of r/3/ Security
          Engineering AG.                                           S-1    2.5

 3.1*     Amended and Restated Articles of Incorporation of the
          Registrant.                                               S-1    3.2

 3.2*     Amended and Restated Bylaws of the Registrant.            S-1    3.4

 4.1*     Specimen certificate for shares of Common Stock,
          $.01 par value, of the Registrant.                        S-1    4.1

10.1*     Amended and Restated Registration Rights Agreement,
          dated as of July 30, 1998, by and among the
          Registrant and certain stockholders.                      S-1   10.3

10.2*     Strategic Alliance Agreement, dated as of December 31,
          1996, between the Registrant and Northern Telecom
          Limited.                                                  S-1   10.5

10.3*#    Letter Agreement, dated as of April 21, 1997, between
          the Registrant and John A. Ryan.                          S-1   10.9

10.4*#    Letter Agreement, dated as of November 18, 1996,
          between Northern Telecom Limited, on behalf of the
          Registrant, and Brian O'Higgins.                          S-1   10.10

10.5*#    Letter Agreement, dated as of June 4, 1997, between
          the Registrant and Richard D. Spurr.                      S-1   10.12

10.6*#    Letter Agreement, dated as of November 14, 1997,
          between the Registrant and Hansen Downer.                 S-1   10.13

10.7*#    Amended and Restated 1996 Stock Incentive Plan.           S-1   10.14

10.8*     Lease Agreement, dated as of January 28, 1998,
          between Colonnade Development Incorporated and
          Entrust Technologies Limited.                             S-1   10.16

10.9**    Standard Office Building Lease Agreement, dated as of
          January 19, 1999, between HMS office L.P. and the
          Registrant.                                               10-K  10.16

10.10+#   Amendment No. 1 to the 1996 Amended and Restated Stock
          incentive Plan.                                           S-3   10.1

10.11+#   Release Agreement between Bradley Ross and the
          Registrant and Entrust Technologies Limited dated
          June 30, 1999.                                            S-3   10.2

10.12+#   Letter Agreement dated October 11, 1999 between the
          Registrant and David L. Thompson.                         S-3   10.3

10.13+    Development Agreement dated December 29, 1999 between
          Canderel Management Inc. and Entrust Technologies
          Limited.                                                  S-3   10.4

10.14+    Lease dated December 29, 1999 in Pursuance of the
          Short Forms of Lease Act between 786473 Ontario
          Limited, Entrust Technologies Limited and the
          Registrant.                                               S-3   10.5

10.15+    Lease dated December 29, 1999 by and between 3559807
          Canada Inc., Entrust Technologies Limited and the
          Registrant.                                               S-3   10.6

21        Subsidiaries of the Registrant.                           Enclosed
                                                                    herewith

23.1      Consent of Deloitte & Touche LLP.                         Enclosed
                                                                    herewith

27        Financial Data Schedule.                                  Enclosed
                                                                    herewith
-----------

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-57275).
#  Management contract or compensatory plan or arrangement filed in response to
Item 14(a)(3) of the instructions to Form 10-K.
** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24733).
+ Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-95375).