Form 10-Q
period 2000-03-31
ENTRUST TECHNOLOGIES INC
filed 2000-05-09
CIK 1031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2000

  OR

  [_]      Transition report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

  COMMISSION FILE NUMBER 000-24733

  ENTRUST TECHNOLOGIES INC.
  (Exact name of registrant as specified in its charter)

MARYLAND	62-1670648
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

  ONE PRESTON PARK SOUTH
  4975 PRESTON PARK BLVD, SUITE 400
  PLANO, TX 75093
  (Address of principal executive offices & zip code)

  Registrant's telephone number, including area code: (972) 943-7300

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [_]

       There were 53,582,349 shares of the registrant's $.01 par value Common stock outstanding as of May 4, 2000.

  ENTRUST TECHNOLOGIES INC.

  PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

  ENTRUST TECHNOLOGIES INC.

  CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 1999	(Unaudited) MARCH 31, 2000

(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$ 21,877	$ 187,886
Short-term marketable investments	67,394	56,946
Accounts receivable, net	21,817	25,539
Prepaid expenses and other	4,195	4,369

Total current assets	115,283	274,740
Long-term marketable investments	2,405	1,806
Property and equipment, net	6,904	7,229
Other long-term assets	5,928	21,918

Total assets	$ 130,520	$ 305,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,636	$ 8,452
Accrued liabilities	9,169	11,493
Deferred income	10,761	11,407
Due to related party	799	799

Total liabilities	27,365	32,151

Shareholders' equity:
Common and special voting stock and additional paid-in capital	123,387	289,898
Unearned deferred compensation and other	(974)	(416)
Accumulated deficit	(19,258)	(15,940)

Total shareholders' equity	103,155	273,542

Total liabilities and shareholders' equity	$ 130,520	$ 305,693

  See accompanying notes to condensed consolidated financial statements

  ENTRUST TECHNOLOGIES INC.

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) THREE MONTHS ENDED MARCH 31,
	1999	2000
(In thousands, except per share data)

Revenues:
License	$11,626	$20,889
Services and maintenance	5,199	8,173

Total revenues	16,825	29,062

Cost of revenues:
License	395	937
Services and maintenance	2,847	4,568

Total cost of revenues	3,242	5,505

Gross profit	13,583	23,557

Operating expenses:
Sales and marketing	8,610	12,857
Research and development	3,881	4,993
General and administrative	1,494	2,192
Goodwill amortization	178	661

Total operating expenses	14,163	20,703

Income (loss) from operations	(580)	2,854
Interest income	914	1,886

Income before provision for income taxes	334	4,740
Provision for income taxes	—	1,422

Net income	$334	$3,318

Net income per share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.06
Weighted average common shares used in per share computations:
Basic	42,910	49,250
Diluted	54,642	57,760

  See accompanying notes to condensed consolidated financial statements

  ENTRUST TECHNOLOGIES INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	1999	2000
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$334	$3,318
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	655	1,527
Adjustment to cumulative translation account	(73)	601
Deferred income taxes	(11)	—
Deferred compensation earned	49	58
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,697)	(3,080)
Increase in prepaid expenses and other	(855)	(149)
Increase (decrease) in accounts payable	(1,571)	1,491
Increase (decrease) in accrued liabilities	(592)	1,257
Increase (decrease) in deferred income	(207)	446
Decrease due to related party	(172)	—

Net cash provided by (used in) operating activities	(4,140)	5,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments	(43,428)	(24,140)
Dispositions of marketable investments	46,516	35,187
Purchases of property and equipment	(1,428)	(1,075)
Increase in other long-term assets	—	(190)
Payment on purchase of CygnaCom Solutions, Inc.	—	(15,649)

Net cash provided by (used in) investing activities	1,660	(5,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3)	(3)
Proceeds and tax reduction from exercise of stock options and
employee stock purchase plan	2,356	4,897
Proceeds from issuance of common stock, net of issuance costs	—	161,513

Net cash provided by financing activities	2,353	166,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127)	166,009
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,712	21,877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,585	$187,886

  See accompanying notes to condensed consolidated financial statements

  ENTRUST TECHNOLOGIES INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)
  (In thousands, except share data)

  NOTE 1. BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1999 contained in Entrust Technologies Inc.'s Form 10-K.

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

            On August 21, 1998, the Company closed its initial public offering, issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79,098. Concurrent with the closing of the initial public offering, the majority shareholder of the Company exercised its option to exchange 2,542,711 shares of the Company's Special Voting stock into the equivalent number of shares of Common stock, among other transactions. After this exchange, the remaining number of issued and outstanding Special Voting shares was 5,157,289.

            On February 29, 2000 and March 2, 2000, the Company closed its follow-on offering (which included an over-allotment option closing), issuing an aggregate of 2,074,260 shares of its Common stock at an offering price of $82 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $161,513. Concurrent with the closing of the follow-on offering, the largest shareholder of the Company exercised its option to exchange 5,157,289 shares of the Company's Special Voting stock into the equivalent number of shares of Common stock. After this exchange, there were no issued and outstanding shares of the Company's Special Voting stock.

            In addition, 861,192 shares of Common stock were issued in the three months ended March 31, 2000 related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

  NOTE 3. MARKETABLE INVESTMENTS

             Marketable investments consist of investments in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments and stated at amortized cost. At March 31, 2000, the amortized cost of the Company's investments approximated fair value.

  NOTE 4. SEGMENT AND GEOGRAPHIC INFORMATION

  Segment information

            The Company conducts business in one operating segment: the design, production and sale of software products and related services for encryption and digital signature. The nature of the Company's products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the Chief Operating Decision Maker ("CODM"), the President and Chief Executive Officer, on a geographic basis. Accordingly, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information.

  Geographic information

            Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

            The Company operates in three main geographic areas as follows:

	(Unaudited) Three Months Ended March 31,

	1999	2000

Revenues:
United States	$10,533	$17,109
Canada	3,800	6,602
Europe, Asia and Other	2,492	5,351

Total revenues	$16,825	$29,062

Income before income taxes:
United States	$117	$2,063
Canada	(102)	2,445
Europe, Asia and Other	319	232

Total income before income taxes	$334	$4,740

	December 31, 1999	(Unaudited) March 31, 2000
Total assets:
United States	$107,517	$278,575
Canada	15,216	19,940
Europe, Asia and Other	7,787	7,178

Total	$130,520	$305,693

  NOTE 5. ACQUISITION OF CYGNACOM SOLUTIONS, INC.

            On March 14, 2000 (the "Acquisition Date"), the Company completed the acquisition of all of the outstanding stock of CygnaCom Solutions, Inc. ("CygnaCom"), a Virginia corporation, pursuant to a Stock Purchase Agreement ("Purchase Agreement"), dated as of March 14, 2000, by and among the Company, CygnaCom and the stockholders of CygnaCom. CygnaCom is based in McLean, Virginia and is a high technology company that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. The Company intends to continue CygnaCom's business substantially in the manner conducted by CygnaCom immediately prior to the acquisition.

            Pursuant to the Purchase Agreement, on the Acquisition Date, all of the outstanding shares of common stock of CygnaCom were exchanged, in the aggregate, for a purchase price of $16,000 in cash and $555 in assumed net liabilities and acquisition expenses, whereupon CygnaCom became a wholly-owned subsidiary of the Company. The Purchase Agreement and the acquisition of CygnaCom were approved by the Board of Directors of the Company, and the Board of Directors and stockholders of CygnaCom.

            The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the fair value of the assets and liabilities acquired, with the remainder allocated to goodwill. Goodwill of $16,555 was recorded as a result of this acquisition, and $460 of goodwill amortization was recorded in the three months ended March 31, 2000. In addition, the results of operations of CygnaCom are included in the Company's financial statements from the Acquisition Date.

            The following unaudited pro forma data summarize the combined results of operations of Entrust Technologies Inc. and CygnaCom the three months ended March 31, 1999 and 2000, as if the acquisition had taken place as of the beginning of the respective periods, and accordingly, include a full period's goodwill amortization in each period shown.

	(Unaudited) Three Months Ended March 31,

	1999	2000

Revenues	$17,961	$30,872

Net income (loss)	(726)	2,805

Basic net income (loss) per share	(0.02)	0.06

Diluted net income (loss) per share	(0.02)	0.05

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  OVERVIEW

            We are the leading global provider of public-key infrastructure, or PKI, products and services to e-businesses and other organizations. We are committed to enabling organizations to conduct e-commerce securely, ensuring they benefit from increased service efficiency, technology cost savings and the confidence associated with trusted e-business technologies. Our products and services enable organizations and their partners to manage trusted, secure electronic transactions and communications over today's advanced networks, including intranets, extranets and the Internet. Since 1994, we have provided our PKI solution primarily to global enterprises and government entities, as well as, small- to mid-sized businesses and individuals. To date, over four million users worldwide have been licensed to use Entrust products.

            Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment which customers may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have generally recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. In this regard, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are delayed or otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be adversely affected in a significant way. See "Certain Factors That May Affect Our Business".

  RESULTS OF OPERATIONS

            The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited) THREE MONTHS ENDED
	MARCH 31,

	1999	2000

Revenues:
License	69.1%	71.9%
Services and maintenance	30.9	28.1

Total revenues	100.0	100.0

Cost of revenues:
License	2.4	3.2
Services and maintenance	16.9	15.7

Total cost of revenues	19.3	18.9

Gross profit	80.7	81.1

Operating expenses:
Sales and marketing	51.2	44.3
Research and development	23.0	17.2
General and administrative	8.9	7.5
Goodwill amortization	1.0	2.3

Total operating expenses	84.1	71.3

Income (loss) from operations	(3.4)	9.8
Interest income	5.4	6.5

Income before provision for income taxes	2.0	16.3
Provision for income taxes	—	4.9

Net income	2.0%	11.4%

  REVENUES

            We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2 "Software Revenue Recognition". We generate revenues primarily from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products.

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

  Total Revenues

            Total revenues increased 73% from $16.8 million for the three months ended March 31, 1999 to $29.1 million for the three months ended March 31, 2000. Total revenues derived from North America increased 66% from $14.3 million for the three months ended March 31, 1999 to $23.7 million for the three months ended March 31, 2000, while total revenues derived from outside of North America increased 116% from $2.5 million for the three months ended March 31, 1999 to $5.4 million for the three months ended March 31, 2000. Although the majority of the overall growth in total revenues in the first three months of 2000 has been experienced in North America, we have also focused on growing our revenue base internationally, particularly in Europe and Asia. However, the level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future.

  License Revenues

            License revenues increased 80% from $11.6 million for the three months ended March 31, 1999 to $20.9 million for the three months ended March 31, 2000, representing 69% and 72% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization, and sales to new industry segments. The increase in license revenues as a percentage of total revenues reflected our continued focus on the product side of our business and the increased use of third-party consulting firms and systems integrators to provide implementation services to our customers.

  Services and Maintenance Revenues

            Services and maintenance revenues increased 57% from $5.2 million for the three months ended March 31, 1999 to $8.2 million for the three months ended March 31, 2000, representing 31% and 28% of total revenues in the respective periods. The increase in services and maintenance revenues in absolute dollars was primarily the result of an increase in demand for consulting services and customer support, the acquisition of CygnaCom, and increases in maintenance revenues from a larger installed product base and as these customers continue to renew their maintenance agreements. The growing customer base has resulted in an acceleration of demand for consulting services to assist these customers as they deploy our solutions. The decrease in services and maintenance revenues as a percentage of total revenues was largely due to our focus on building the product side of the business and building successful partnering relationships with third-party service providers to provide services to customers and as we focus internal resources on building new service offerings for our customers. We continue to focus on building our relationships with outside service providers to ensure that we have adequate resources available to meet the demand of our customers.

  COST OF REVENUES

  Cost of License Revenues

       Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues increased from $395,000 for the three months ended March 31, 1999 to $937,000 for the three months ended March 31, 2000, representing 2% and 3% of total revenues for the respective periods. The increase in cost of license revenues in absolute dollars and as a percentage of total revenues was primarily a result of higher royalty fees paid to third-party software vendors, as we incorporated a higher level of third-party software in our products sold in the first three months of 2000, compared to the same period of 1999. The mix of third-party products may vary from period to period and our gross margins and, consequently, our results of operations could be adversely affected.

  Cost of Services and Maintenance Revenues

       Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues increased from $2.8 million for the three months ended March 31, 1999 to $4.6 million for the three months ended March 31, 2000, representing 17% and 16% of total revenues for the respective periods. The increase in absolute dollars during the three months ended March 31, 2000 reflected the increased costs associated with the increased levels of services and maintenance revenues experienced during this period. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in the three months ended March 31, 2000 reflects improved productivity and utilization of available services resources compared to the same period of the previous year. Further, the decrease as a percentage of total revenues is indicative of the fact that license revenues grew more rapidly than services and maintenance revenues in the first quarter of 2000.

       Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 44% for the three months ended March 31, 1999 and 2000, respectively. This decrease in the services and maintenance margin for the three months ended March 31, 2000, compared to the same period in 1999, reflects the investment we made in the professional services team through the acquisition of CygnaCom during the first quarter of 2000, which represents a slight shift in the mix of overall services revenue toward the lower-margin professional services revenues.

  OPERATING EXPENSES

  Sales and Marketing

       Sales and marketing expenses increased from $8.6 million for the three months ended March 31, 1999 to $12.9 million for the comparable period in 2000. Sales and marketing expenses represented 51% of total revenues for the three months ended March 31, 1999, compared to 44% for the comparable period in 2000. The increase in absolute dollars was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, in order to support the growing revenue base, as we continue to penetrate new markets and industry segments. In addition, we continue to make significant investments in marketing to support the launch of new products, services and marketing programs. We have continued our strategy of (a) investing in hiring and training our direct sales organization in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The decrease in sales and marketing expenses as a percentage of total revenues reflects the higher revenue base as well as improvements achieved in productivity of sales and marketing personnel and efficiencies gained in the related processes.

  Research and Development

       Research and development expenses increased from $3.9 million for the three months ended March 31, 1999 to $5.0 million for the comparable period in 2000. Research and development expenses represented 23% of total revenues for the three months ended March 31, 1999, compared to 17% for the comparable period in 2000. The increased investment in research and development expenses in absolute dollars reflects higher expenses related to increased staffing of software developers. These employees were added primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings. The investment in research and development as a percentage of total revenues decreased for the three months ended March 31, 2000, compared to the same period in 1999, as a result of the growth of revenues outpacing the expansion of the development team between those periods. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

  General and Administrative

       General and administrative expenses increased from $1.5 million for the three months ended March 31, 1999 to $2.2 million for the comparable period in 2000. General and administrative expenses represented 9% of total revenues for the three months ended March 31, 1999, compared to 8% for the comparable period in 2000. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relations programs, improved management information systems and the increased utilization of outside professional service firms. The decrease as a percentage of total revenues reflected efficiencies gained throughout our administrative processes as we have grown as a company.

  Goodwill Amortization

       On June 8, 1998, we completed the acquisition of r3 Security Engineering AG, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. We have recorded $178,000 and $201,000 of amortization with respect to the goodwill that arose as a result of this acquisition in the three months ended March 31, 1999 and 2000, respectively.

       On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary of ours. In connection with this acquisition, we recorded goodwill of $16.6 million and, accordingly, goodwill amortization of $460,000 has been expensed for the three months ended March 31, 2000.

  Interest Income

       Interest income increased from $914,000 for the three months ended March 31, 1999 to $1.9 million for the comparable period in 2000, representing 5% and 7% of total revenues in the respective periods. This increase in investment income reflected the interest earned on the net proceeds of our initial public offering in August 1998, on cash provided by operations in 1999 and 2000, and on the net proceeds of our follow-on offering in February 2000.

  Provision for Income Taxes

       We recorded an income tax provision of $1.4 million for the three months ended March 31, 2000 compared with no income tax provision for the same period of 1999. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The effective income tax rates differed from statutory rates primarily due to an adjustment of the valuation allowance, and therefore, the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carry-forwards available.

  LIQUIDITY AND CAPITAL RESOURCES

       We generated cash of $5.5 million from operating activities during the three months ended March 31, 2000. This cash inflow was primarily a result of an increase in accounts payable, accrued liabilities and deferred income and the net income achieved over the period. These inflows were partially offset by cash outflows relating to an increase in accounts receivable. Our average days sales outstanding at March 31, 2000 was 79 days, which represents an increase over the 75 days that we reported at December 31, 1999, but a decrease from the 84 days at March 31, 1999. The overall increase in days sales outstanding from December 31, 1999 reflects longer international payment terms experienced and the effect of accounts receivables assumed as part of the CygnaCom acquisition. However, the overall decrease in days sales outstanding from March 31, 1999 was primarily due to the improved collection efforts and the quality of our relationships with our customers. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

       During the three months ended March 31, 2000, we used $5.9 million of cash in investing activities, primarily due to the $15.6 million we invested in the acquisition of CygnaCom. This was partially offset by cash provided by the reduction of our marketable investments by $11.0 million (net of $24.1 million of marketable investment purchases), while we invested $1.1 million in property and equipment and $200,000 in other long-term assets. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our growing organization.

       Cash provided by financing activities for the three months ended March 31, 2000 was $166.4 million, primarily due to the net proceeds of $161.5 million from the issuance of common stock in the follow-on offering in February 2000, and $4.9 million from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

       As of March 31, 2000, our cash, cash equivalents and short-term investments in the amount of $244.8 million comprised our principal sources of liquidity. It is our belief that cash flows from operations and existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.

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

    length of sales cycles associated with our product offerings;
    the timing, size and nature of our licensing transactions;
    market acceptance of new products or product enhancements by us or our competitors;
    the relative proportions of revenues derived from licenses and services and maintenance;
    the timing of new personnel hires and the rate at which new personnel become productive;
    changes in pricing policies by our competitors;
    changes in our operating expenses; and
    fluctuations in foreign currency exchange rates.

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

  A limited number of customers have accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships

       Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 1997, three customers accounted for 19%, 12% and 11% of revenues, respectively. In 1998, our three largest customers accounted for 23% of revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.

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

  A breach of security at one of our customers, whether or not due to our products, could harm our reputation and reduce the demand for our products

       The processes used by computer hackers to access or sabotage networks and intranets are rapidly evolving. A well-publicized actual or perceived breach of network or computer security at one of our customers, regardless of whether such breach is attributable to our products, or any significant advance in techniques for decoding or ''cracking'' encrypted information, could adversely affect the market's perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

  If our products contain errors or bugs, sales of our products would likely decline

       Our products may contain errors, failures or bugs that our existing testing procedures have not detected. The errors may become evident at any time during the life of our products. The discovery of any errors, failures or bugs in any products may result in:

    adverse publicity;
    product returns;
    the loss or delay of market acceptance of our products; and
    third-party claims against us.

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
    difficulties managing personnel and operations in remote locations; and
    increased complexity in global corporate tax structure.
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

    copy aspects of our products;
    obtain and use information that we regard as proprietary; or
    infringe upon our patents.

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

  We may lose access to technology that we license from outside vendors, which loss could adversely affect our ability to sell our products

       We rely on outside licensors for patent and/or software license rights in encryption technology that is incorporated into and is necessary for the operation of our products. For example, we license encryption technology that is fundamental to our product from RSA Security Inc., which holds a patent for this technology that expires in September 2000. In January 2000, we received correspondence from RSA indicating that it believes that, as of November 1999, we were no longer properly licensed to use this patent. While we strongly believe that RSA's assertion is without merit, we cannot assure you of the outcome of our discussions with RSA about this matter. An adverse outcome could subject us to significant additional licensing fees, money damages or other legal relief. In January 2000, RSA filed a complaint against us with respect to this matter but did not serve notice, and subsequently withdrew, the complaint. There can be no assurance that RSA will not institute litigation against us with respect to this matter in the future. In addition, our ability to provide Web server certificates is currently dependent upon a licensing agreement we have with Thawte Consulting (Pty.) of South Africa, which was acquired by VeriSign, Inc., one of our primary competitors. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. Any inability to continue to procure or use such technology could have a significant adverse effect on our ability to sell some of our products.

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
    conditions and trends in the security industry;
    changes in financial estimates by securities analysts; and
    general market conditions and other factors.

  Nortel Networks is able to exercise substantial influence over all matters requiring stockholder and board approval and could make decisions about our business that conflict with the interests of other stockholders.

       As of May 4, 2000, Nortel Networks Corporation, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 31.5% of our outstanding voting stock and two of our eight directors were representatives of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Risk Associated with Interest Rates

       Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at March 31, 2000, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

       The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2000, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

	MATURITY (in thousands)

	Within 3 Months	3-6 Months	> 6 Months

Investments classified as cash and cash equivalents	$171,027	$—	$—
Investments classified as marketable investments	52,810	4,136	1,806

Total amortized cost	$223,837	$4,136	$1,806

Fair value	$223,824	$4,138	$1,761

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

       As of March 31, 2000, approximately $24.3 million of the net proceeds of the offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The remaining net proceeds are invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of us or our associates, persons owning 10 percent or more of any class of equity securities, or an affiliate of us.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  List of Exhibits

2
  Stock Purchase Agreement, dated as of March 14, 2000, by and among Entrust Technologies Inc., CygnaCom Solutions, Inc. and Santosh Chokhani, Isadore Schoen, Sarbari Gupta, Sadegh Kavoussi, Peter Hesse, Scott Shorter, Mike Boberski, Johnny Hsiung, Christine Miller, William Taris, Kristina Rogers, Mark Whitaker and Edward Morris is incorporated herein by reference to Exhibit 2 to Entrust Technologies Inc.'s Current Report on Form 8-K, dated March 14, 2000 (File No. 000-24733)*

10.1	Employment Letter between Entrust Technologies Inc. and Robert W. Heard
10.2	Employment Letter between Entrust Technologies Inc. and Hansen J. Downer
27	Financial Data Schedule

  Reports on Form 8-K:

On March 24, 2000, Entrust Technologies Inc. filed a Current Report on Form 8-K, dated March 14, 2000, to report under Item 2 (Acquisition or Disposition of Assets) its acquisition of all of the outstanding equity of CygnaCom Solutions, Inc. No financial statements were required to be filed with this initial report.

  * Entrust Technologies Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Stock Purchase Agreement to the Securities and Exchange Commission upon its request.

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST TECHNOLOGIES INC.

(Registrant)
Dated: May 9, 2000
/s/ David L. Thompson

David L. Thompson
Chief Financial Officer and Senior Vice President of Finance
(Principal Financial and Accounting Officer)

  ENTRUST TECHNOLOGIES INC.

  INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

2	Stock Purchase Agreement, dated as of March 14, 2000, by and among Entrust Technologies Inc., CygnaCom Solutions, Inc. and Santosh Chokhani, Isadore Schoen, Sarbari Gupta, Sadegh Kavoussi, Peter Hesse, Scott Shorter, Mike Boberski, Johnny Hsiung, Christine Miller, William Taris, Kristina Rogers, Mark Whitaker and Edward Morris is incorporated herein by reference to Exhibit 2 to Entrust Technologies Inc.'s Current Report on Form 8-K, dated March 14, 2000 (File No. 000-24733)*
10.1	Employment Letter between Entrust Technologies Inc. and Robert W. Heard
10.2	Employment Letter between Entrust Technologies Inc. and Hansen J. Downer
27	Financial Data Schedule

  * Entrust Technologies Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Stock Purchase Agreement to the Securities and Exchange Commission upon its request.