Form 10-Q
period 2000-06-30
ENTRUST TECHNOLOGIES INC
filed 2000-08-14
CIK 1031283

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

                      FOR THE QUARTER ENDED JUNE 30, 2000

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

     There were 62,456,598 shares of the registrant's $.01 par value Common stock outstanding as of August 10, 2000.


--------------------------------------------------------------------------------

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                            Page
                                                                                                         ----
     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets......................................................   3
               Condensed Consolidated Statements of Operations............................................   4
               Condensed Consolidated Statements of Cash Flows............................................   5
               Notes to Condensed Consolidated Financial Statements.......................................   6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................  10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................  22

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..........................................................................  23
     Item 2.   Changes in Securities and Use of Proceeds..................................................  24
     Item 4.   Submission of Matters to a Vote of Security Holders........................................  24
     Item 6.   Exhibits and Reports on Form 8-K...........................................................  25

SIGNATURES................................................................................................  26
EXHIBITS..................................................................................................  27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           ENTRUST TECHNOLOGIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)
                                                  DECEMBER 31,   JUNE 30,
                                                  ------------  ---------
                                                      1999        2000
                                                      ----        ----
(In thousands)
ASSETS
Current assets:
 Cash and cash equivalents.......................     21,877     151,419
 Short-term marketable investments...............     67,394     113,745
 Accounts receivable, net........................     21,817      31,326
 Prepaid expenses and other......................      4,195       4,029
                                                    --------    --------
   Total current assets..........................    115,283     300,519
Long-term marketable investment..................      2,405       1,163
Property and equipment, net......................      6,904       9,910
Purchased product rights.........................         --      22,010
Goodwill and other purchased intangibles, net....      2,948     443,966
Other long-term assets...........................      2,980      18,601
                                                    --------    --------
   Total assets..................................   $130,520    $796,169
                                                    ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................   $  6,636    $ 24,134
 Accrued liabilities.............................      9,169      27,098
 Deferred income.................................     10,761      14,525
 Due to related party............................        799         799
                                                    --------    --------
   Total current liabilities.....................     27,365      66,556
Long-term liabilities............................          -         582
                                                    --------    --------
   Total liabilities.............................     27,365      67,138
                                                    ========    ========

Shareholders' equity:
 Common and special voting stock and
  additional paid-in capital.....................    123,387     773,898
 Unearned deferred compensation .................       (439)       (426)
 Accumulated other comprehensive income (loss)...       (535)        441
 Accumulated deficit.............................    (19,258)    (44,882)
                                                    --------    --------
   Total shareholders' equity....................    103,155     729,031
                                                    --------    --------
   Total liabilities and shareholders' equity....   $130,520    $796,169
                                                    ========    ========



     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      (Unaudited)               (Unaudited)
                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                        -------                   -------
                                                     1999      2000           1999     2000
                                                     ----      ----           ----     ----
(In thousands, except per share data)
Revenues:
  License........................................   $13,915  $ 18,780        $25,541  $ 39,669
  Services and maintenance.......................     5,840    10,536         11,039    18,709
                                                    -------  --------        -------  --------
    Total  revenues..............................   $19,755  $ 29,316        $36,580  $ 58,378
                                                    -------  --------        -------  --------
Cost of revenues:
 License.........................................       414       953            809     1,890
 Services and maintenance........................     3,244     6,064          6,091    10,632
                                                    -------  --------        -------  --------
    Total cost of revenues.......................     3,658     7,017          6,900    12,522
                                                    -------  --------        -------  --------
Gross profit.....................................    16,097    22,299         29,680    45,856
                                                    -------  --------        -------  --------
Operating expenses:
 Sales and marketing.............................     9,769    14,905         18,379    27,762
 Research and development........................     4,005     5,825          7,886    10,818
 General and administrative......................     1,882     2,722          3,376     4,914
 Acquired in-process research and development....         -    29,614              -    29,614
 Goodwill amortization...........................       178     1,615            356     2,276
                                                    -------  --------        -------  --------
    Total operating expenses.....................    15,834    54,681         29,997    75,384
                                                    -------  --------        -------  --------
Income (loss) from operations....................       263   (32,382)          (317)  (29,528)
Interest income..................................       853     3,727          1,767     5,613
                                                    -------  --------        -------  --------
Income (loss) before income taxes................     1,116   (28,655)         1,450   (23,915)
Provision for income taxes.......................       245       287            245     1,709
                                                    -------  --------        -------  --------
Net income (loss)................................   $   871  $(28,942)       $ 1,205  $(25,624)
                                                    =======  ========        =======  ========

Net income (loss) per share:
    Basic........................................     $0.02    $(0.54)         $0.03    $(0.50)
    Diluted......................................     $0.02    $(0.54)         $0.02    $(0.50)
Weighted average common shares used in per
  share computations:
    Basic........................................    43,496    53,581         43,203    51,415
    Diluted......................................    54,463    53,581         54,552    51,415



     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          (Unaudited)
                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                      1999            2000
                                                                                      ----            ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................................         $ 1,205       $ (25,624)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization.........................................           1,452           3,978
      Deferred income taxes.................................................             (32)             --
      Deferred compensation earned..........................................              98             113
      Acquired in-process research and development..........................              --          29,614
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable............................           1,218          (4,924)
      (Increase) decrease in prepaid expenses and other.....................            (484)            328
      Increase (decrease) in accounts payable...............................            (103)          2,394
      Increase in accrued liabilities.......................................             830           4,424
      Increase in deferred income...........................................           1,619           1,348
      Decrease due to related party.........................................             (91)             --
                                                                                    --------        --------
         Net cash provided by operating activities..........................           5,712          11,651
                                                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments.......................................         (66,293)       (133,745)
  Dispositions of marketable investments....................................          73,697          88,636
  Purchases of property and equipment.......................................          (2,289)         (1,979)
  Increase in other long-term assets........................................          (1,453)        (15,669)
  Net cash acquired in purchase transactions................................              --          12,644
                                                                                    --------        --------
         Net cash provided by (used in) investing activities................           3,662         (50,113)
                                                                                    --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................................              (6)             --
  Proceeds and tax reduction from exercise of stock options and
    employee stock purchase plan............................................           3,545           6,626
  Proceeds from issuance of common stock, net of
    issuance costs..........................................................              --         161,513
                                                                                    --------        --------
         Net cash provided by financing activities..........................           3,539         168,139
                                                                                    --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................              29            (135)
                                                                                    --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................................          12,942         129,542
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................           3,712          21,877
                                                                                    --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................        $ 16,654        $151,419
                                                                                    ========        ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock, stock options and warrants related to the
    acquisition of enCommerce, Inc..........................................              --        $482,272
                                                                                    ========        ========


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (In thousands, except share data)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1999 contained in Entrust Technologies Inc.'s Form 10-K.

NOTE 2.   NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

     Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three and six months ended June 30, 2000, the antidilutive effect excluded from the diluted net loss per share computation due to the exchangeable Special Voting stock outstanding was nil and 1,289,322 shares, respectively, and due to the options to purchase Common stock was 4,698,040 and 5,314,623 shares, respectively.

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

     On June 26, 2000, the Company issued 8,548,177 shares of Common stock in connection with the acquisition of enCommerce. In addition, 1,430,595 shares of Common stock were issued in the six months ended June 30, 2000 related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan. Total Common stock issued and outstanding was 45,203,448 shares and 62,413,769 shares at December 31, 1999 and June 30, 2000, respectively.

NOTE 3.   MARKETABLE INVESTMENTS

     Marketable investments consist of investments in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments and stated at amortized cost. At June 30, 2000, the amortized cost of the Company's investments approximated fair value.


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

     The Company operates in three main geographic areas as follows:

                                                                    (Unaudited)                              (Unaudited)
                                                                Three Months Ended                       Six Months Ended
                                                                ------------------                       ----------------
                                                                     June 30,                                June 30,
                                                                     --------                                --------
                                                             1999                2000                1999                 2000
                                                            -------            --------            --------             --------
Revenues:
      United States..............................            $15,351            $ 11,390            $ 25,884             $ 28,499
      Canada.....................................              1,933               5,819               5,733               12,421
      Europe, Asia and Other.....................              2,471              12,107               4,963               17,458
                                                             -------            --------            --------             --------
       Total revenues............................            $19,755            $ 29,316            $ 36,580             $ 58,378
                                                             =======            ========            ========             ========

Income (loss) before income taxes:
      United States..............................            $   768            $(29,770)           $    885             $(27,707)
      Canada.....................................                (77)                854                (179)               3,299
      Europe, Asia and Other.....................                425                 261                 744                  493
                                                             -------            --------            --------             --------
       Total income (loss) before income taxes...            $ 1,116            $(28,655)           $  1,450             $(23,915)
                                                             =======            ========            ========             ========

                                                                                      (Unaudited)
                                                                 December 31,           June 30,
                                                                 ------------           --------
                                                                     1999                 2000
                                                                     ----                 ----
Total assets:
      United States..............................                   $107,517             $764,412
      Canada.....................................                     15,216               17,685
      Europe, Asia and Other.....................                      7,787               14,072
                                                                    --------             --------
          Total..................................                   $130,520             $796,169
                                                                    ========             ========


NOTE 5.   ACQUISITION OF CYGNACOM SOLUTIONS, INC. AND ENCOMMERCE, INC.


     On March 14, 2000 (the "CygnaCom Acquisition Date"), the Company completed the acquisition of all of the outstanding stock of CygnaCom Solutions, Inc. ("CygnaCom"), a Virginia corporation, pursuant to a Stock Purchase Agreement ("Purchase Agreement"), dated as of March 14, 2000, by and among the Company, CygnaCom and the stockholders of CygnaCom. CygnaCom is based in McLean, Virginia and is a high technology company that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. The Company intends to continue CygnaCom's business substantially in the manner conducted by CygnaCom immediately prior to the acquisition.

     Pursuant to the Purchase Agreement, on the CygnaCom Acquisition Date, all of the outstanding shares of common stock of CygnaCom were exchanged, in the aggregate, for a purchase price of $16,000 in cash and $555 in assumed net liabilities and acquisition expenses, whereupon Cygnacom became a wholly-owned subsidiary of the Company. The Purchase Agreement and the acquisition of CygnaCom were approved by the Board of Directors of the Company, and the Board of Directors and stockholders of CygnaCom.

     The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the fair value of the assets and liabilities acquired, with the remainder allocated to goodwill. Goodwill of $16,555 was recorded as a result of this acquisition, and $1,380 and $1,840 of goodwill amortization has been recorded in the three and six months ended June 30, 2000, respectively. In addition, the results of operations of CygnaCom have been included in the Company's financial statements from the CygnaCom Acquisition Date.

     On June 26, 2000, the Company completed the acquisition of all of the outstanding capital stock, options and warrants of enCommerce, Inc. ("enCommerce"), a global portal infrastructure company and a provider of software and services designed to manage electronic business relationships, based in Santa Clara, California, with subsidiaries in England and Japan, in exchange for 8.548 million shares of the Company's Common stock and 1.702 million options and warrants to purchase Common stock, with an aggregate fair value of $482,272. The Company also incurred approximately $22,355 in acquisition-related expenses. This acquisition was completed in accordance with the Merger Agreement by and among the Company, Enable Acquisition Corp. ("Enable"), a California corporation and a wholly-owned subsidiary of the Company, and enCommerce. Pursuant to the Merger Agreement, Enable merged with and into enCommerce, whereupon enCommerce became a wholly-owned subsidiary of the Company.

     The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price of approximately $504,627 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets, which indicated that approximately $29,614 of the acquired intangible assets consisted of in-process research and development. The development of these products has not reached technological feasibility and the technology has no alternative future use and, accordingly, the $29,614 of in-process research and development has been expensed in the three and six months ended June 30, 2000, as a result of this acquisition. The value of purchased in-process research and development was calculated by identifying development projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in-process products into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the percentage completion of the projects thereto. The discount rate includes a factor that takes into account the uncertainty surrounding the successful deployment of the purchased in-process products.

     In addition, the results of operations of enCommerce will be included in the Company's financial statements commencing from June 30, 2000, the effective date of the acquisition for accounting purposes.

     The purchase price of enCommerce has been allocated on a preliminary basis as follows:

                                                                                                                Amortization
                                                                                                                   Period
                                                                                                                (Straight-line)

      Net tangible assets..........................................................           $ 26,264                    --
      Purchased product rights, related to the getAccess product suite.............             22,010               4 years
      Assembled work force.........................................................              3,360               3 years
      Customer list................................................................             23,105               3 years
      Goodwill.....................................................................            400,274               4 years
      In-process research and development..........................................             29,614                    --
                                                                                              --------
          Total purchase price.....................................................           $504,627
                                                                                              ========


     The following unaudited pro forma data summarize the combined results of operations of Entrust Technologies Inc., CygnaCom and enCommerce for the three and six months ended June 30, 1999 and 2000, respectively, as if the acquisitions had taken place as of the beginning of the respective periods, and accordingly, exclude the $29,614 write-off of in-process research and development, a non-recurring charge directly attributable to the acquisition of enCommerce and include a full period's amortization of goodwill and other purchased intangibles in each period shown. Also, the per share data, in each period shown, includes the Common shares of the Company issued in connection with the acquisition of enCommerce, but excludes options and warrants issued as their effect is antidilutive.


                                                                (Unaudited)                                 (Unaudited)
                                                             Three Months Ended                           Six Months Ended
                                                             ------------------                           ----------------
                                                                 June 30,                                     June 30,
                                                                 --------                                     --------
                                                       1999                   2000                  1999                2000
                                                      -------                -------               -------             -------
Revenues...............................               $23,865                $35,218               $43,707             $69,976
                                                      =======                =======               =======             =======
Net loss...............................               (31,843)               (36,995)              (62,780)            (67,960)
                                                      =======                =======               =======             =======
Basic and diluted net loss per share...                 (0.61)                 (0.60)                (1.21)              (1.13)
                                                      =======                =======               =======             =======

     These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 6.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                         ------------------   ----------------
                                           1999        2000    1999       2000
                                         ------       -----   -----      -----
     Net income (loss)                    $ 871    $(28,942)  $1,205  $(25,624)
     Translation adjustments                101         375       29       976
                                          -----    --------   ------  --------
     Comprehensive income (loss)          $ 972    $(28,567)  $1,234  $(24,648)
                                          =====    ========   ======  ========

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

     Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment which customers may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have generally recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customer tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. In these regards, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis throughout the quarter. As a result, if expected revenues are delayed or otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be adversely affected in a significant way. See "Certain Factors That May Affect Our Business".

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                       (Unaudited)         (Unaudited)
                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                       ----------           ---------
                                                     1999        2000     1999       2000
                                                     ----        ----     ----       ----
Revenues:
  License.......................................     70.4%       64.1%    69.8%      68.0%
  Services and maintenance......................     29.6        35.9     30.2       32.0
                                                    -----      ------    -----     ------

    Total revenues..............................    100.0       100.0    100.0      100.0
                                                    -----      ------    -----     ------

Cost of revenues:
  License.......................................      2.1         3.3      2.2        3.2
  Services and maintenance......................     16.4        20.7     16.7       18.2
                                                    -----      ------    -----     ------

    Total cost of revenues......................     18.5        24.0     18.9       21.4
                                                    -----      ------    -----     ------

Gross profit....................................     81.5        76.0     81.1       78.6
                                                    -----      ------    -----     ------

Operating expenses:
  Sales and marketing...........................     49.5        50.8     50.2       47.6
  Research and development......................     20.3        19.9     21.6       18.5
  General and administrative....................      9.5         9.3      9.2        8.4
  Acquired in-process research and development         --       101.0       --       50.7
  Goodwill amortization.........................      0.9         5.5      1.0        3.9
                                                    -----      ------    -----     ------

    Total operating expenses....................     80.2       186.5     82.0      129.1
                                                    -----      ------    -----     ------

Income (loss) from operations...................      1.3      (110.5)    (0.9)     (50.5)
Interest income.................................      4.3        12.7      4.8        9.6
                                                    -----      ------    -----     ------

Income (loss) before
   income taxes.................................      5.6       (97.8)     3.9      (40.9)
Provision for income taxes......................      1.2         0.9      0.6        3.0
                                                    -----      ------    -----     ------

Net income (loss)...............................      4.4%     (98.7)%     3.3%    (43.9)%
                                                    =====      ======    =====     ======

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


Total Revenues

     Total revenues increased 48% from $19.8 million for the three months ended June 30, 1999 to $29.3 million for the three months ended June 30, 2000. Total revenues increased 60% from $36.6 million for the six months ended June 30, 1999 to $58.4 million for the six months ended June 30, 2000. Total revenues derived from North America in the three months ended June 30, 2000 were consistent with those of the same period in 1999, while total revenues derived from outside of North America increased 384% from $2.5 million for the three months ended
June 30, 1999 to $12.1 million for the three months ended June 30, 2000. Total revenues derived from North America increased 29% from $31.6 million for the six months ended June 30, 1999 to $40.9 million for the six months ended June 30, 2000, while total revenues derived from outside of North America increased 250% from $5.0 million for the six months ended June 30, 1999 to $17.5 million for the six months ended June 30, 2000. The majority of the overall growth in total revenues in the first six months of 2000 has been experienced in Europe, Asia and other international locales, which is reflective of the resources invested to focus on those regions in recent quarters. However, the level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future.

License Revenues

     License revenues increased 35% from $13.9 million for the three months ended June 30, 1999 to $18.8 million for the three months ended June 30, 2000, representing 70% and 64% of total revenues in the respective periods. License revenues increased 56% from $25.5 million for the six months ended June 30, 1999 to $39.7 million for the six months ended June 30, 2000, representing 70% and 68% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization, and sales to new industry and geographic markets. License revenues as a percentage of total revenues have decreased for the three and six months ended June 30, 2000 compared to the same periods in 1999 due to growing demand for services and maintenance from our customers and stronger professional services revenues from the addition of CygnaCom in the first quarter of 2000.

Services and Maintenance Revenues

     Services and maintenance revenues increased 81% from $5.8 million for the three months ended June 30, 1999 to $10.5 million for the three months ended June 30, 2000, representing 30% and 36% of total revenues in the respective periods. Services and maintenance revenues increased 70% from $11.0 million for the six months ended June 30, 1999 to $18.7 million for the six months ended June 30, 2000, representing 30% and 32% of total revenues in the respective periods. The increase in services and maintenance revenues in absolute dollars was primarily the result of an increase in demand for consulting services and customer support, the additional professional services resources and revenues due to the acquisition of CygnaCom, and increases in maintenance revenues from a larger installed product base and continued customer renewals of annual maintenance agreements. The growing customer base has resulted in an acceleration of demand for consulting services to assist these customers as they deploy our solutions. The increase in services and maintenance revenues as a percentage of total revenues was the result of a shift in mix of revenues from license to service and maintenance revenues in the second quarter of 2000. This is largely due to the continued growth of our services and maintenance business in response to customer demand, and the incremental impact of a full quarter of CygnaCom professional services revenues in the three months ended June 30, 2000. We continue to focus on building new service offerings for our customers and also continue to focus on building our relationships with outside service providers to ensure that we have adequate resources available to meet the demand of our customers.


COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues increased from $414,000 for the three months ended June 30, 1999 to $953,000 for the three months ended June 30, 2000, representing 2% and 3% of total revenues for the respective periods. Cost of license revenues increased from $809,000 for the six months ended June 30, 1999 to $1.9 million for the six months ended June 30, 2000, representing 2% and 3% of total revenues for the respective periods. The increase in cost of license revenues in absolute dollars and as a percentage of total revenues was primarily a result of higher royalty fees paid to third-party software vendors, as we have incorporated a higher level of third-party software in our products sold in the first six months of 2000, compared to the same period of 1999. The mix of third-party products may vary from period to period and our gross margins and, consequently, our results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues increased from $3.2 million for the three months ended June 30, 1999 to $6.1 million for the three months ended June 30, 2000, representing 16% and 21% of total revenues for the respective periods. Cost of services and maintenance revenues increased from $6.1 million for the six months ended June 30, 1999 to $10.6 million for the six months ended June 30, 2000, representing 17% and 18% of total revenues for the respective periods. The increase in absolute dollars during the three and six months ended June 30, 2000 reflected the increased costs associated with the increased levels of services and maintenance revenues experienced during these periods and the acquisition of CygnaCom resources in the first quarter of 2000. The increase in the cost of services and maintenance revenues as a percentage of total revenues in the three and six months ended June 30, 2000 reflects slightly lower productivity and utilization of available services resources compared to the same period of the previous year due to an additional investment made in new professional service personnel in the second quarter of 2000, that require training time before they reach target utilization, but are necessary in order to prepare for future growth in the business. Also, the Company made significant investments in added customer support personnel to support the quickly growing installed base of customers. Further, the increase as a percentage of total revenues is indicative of the fact that services and maintenance revenues grew more rapidly than license revenues in the second quarter of 2000.

     Services and maintenance gross profit as a percentage of services and maintenance revenues was 44% and 42% for the three months ended June 30, 1999 and 2000, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 43% for the six months ended June 30, 1999 and 2000, respectively. This decrease in the services and maintenance profit for the three and six months ended June 30, 2000, compared to the same period in 1999, reflects the investment we made in the professional services team through the acquisition of CygnaCom during the first quarter of 2000, which represents a slight shift in the mix of overall services revenue toward the lower-margin professional services revenues. Also, the decrease in the service and maintenance gross profit as a percentage of services and maintenance revenues reflects the investment made in additional professional service and customer support personnel in the second quarter of 2000.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses increased from $9.8 million and $18.4 million for the three and six months ended June 30, 1999 to $14.9 million and $27.8 million for the comparable periods in 2000. Sales and marketing expenses represented 50% of total revenues for the three and six months ended June 30, 1999, compared to 51% and 48% for the comparable periods in 2000. The increase in absolute dollars was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, in order to support the growing revenue base, as we continue to penetrate new markets and industry segments. In addition, we continue to make significant investments in marketing to support the launch of new products, services and marketing programs. We have continued our strategy of (a) investing in hiring and training our direct sales organization in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The decrease in sales and marketing expenses as a percentage of total revenues in the first half of 2000, compared to the same period in 1999, reflects the higher revenue base as well as results of the Company's continued focus on improving the productivity of sales and marketing personnel and gaining efficiencies in the related processes.

Research and Development

     Research and development expenses increased from $4.0 million and $7.9 million for the three and six months ended June 30, 1999 to $5.8 million and $10.8 million for the comparable periods in 2000. Research and development expenses represented 20% and 22% of total revenues for the three and six months ended June 30, 1999, compared to 20% and 19% for the comparable periods in 2000. The increased investment in research and development expenses in absolute dollars reflects higher expenses related to increased staffing of software developers. These employees were added primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings. The investment in research and development as a percentage of total revenues decreased for the six months ended June 30, 2000, compared to the same period in 1999, as a result of the growth of revenues outpacing the expansion of the development team between those periods. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

General and Administrative

     General and administrative expenses increased from $1.9 million and $3.4 million for the three and six months ended June 30, 1999 to $2.7 million and $4.9 million for the comparable periods in 2000. General and administrative expenses represented 10% and 9% of total revenues for the three and six months ended June 30, 1999, compared to 9% and 8% for the comparable periods in 2000. The increase in general and administrative expenses in absolute dollars reflects our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relations programs, improved management information systems and the increased utilization of outside professional service firms. The decrease as a percentage of total revenues reflects efficiencies gained throughout our administrative processes as we grow as a company.

Acquired in-process Research and Development and Goodwill Amortization

     On June 8, 1998, we completed the acquisition of r3 Security Engineering AG, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. We have recorded $178,000 and $235,000 of amortization with respect to the goodwill that arose as a result of this acquisition in the three months ended June 30, 1999 and 2000, respectively, with total amortization of $356,000 and $436,000 for the six months ended June 30, 1999 and 2000, respectively.

     On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million and, accordingly, goodwill amortization of $1.4 million has been expensed for the three months ended June 30, 2000, with total amortization of $1.8 million for the six months ended June 30, 2000.

     On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California, which is a provider of software and services for managing global e-business relationships at business to business and business to consumer portals. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total of $504.6 million was accounted for under the purchase method of accounting, which resulted in an allocation of $448.7 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that has not yet reached technological feasibility and has no alternative future use. This in-process research and development was expensed in the six months ended June 30, 2000. We have recorded no amortization of the resulting purchased intangibles in the six months ended June 30, 2000. We expect that this amortization will be approximately $28.6 million per quarter for the next three to four years.


Interest Income

     Interest income increased from $853,000 and $1.8 million for the three and six months ended June 30, 1999 to $3.7 million and $5.6 million for the comparable periods in 2000. Interest income represented 4% and 5% of total revenues for the three and six months ended June 30, 2000, compared to 13% and 10% for the comparable periods in 2000. This increase in investment income reflects the interest earned on the net proceeds of our initial public offering in August 1998, on cash provided by operations in 1999 and 2000, and on the net proceeds of our follow-on offering in February 2000.

Provision for Income Taxes

     We recorded an income tax provision of $287,000 and $1.7 million for the three and six months ended June 30, 2000 compared with an income tax provision of $245,000 for the same periods of 1999. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductible in-process research and development write-off as well as an adjustment of the valuation allowance, that results in the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

     We generated cash of $11.7 million from operating activities during the six months ended June 30, 2000. This cash inflow was primarily a result of net income before non-cash charges of $8.1 million, an increase in accounts payable, accrued liabilities and deferred income during the period. These inflows were partially offset by cash outflows relating to an increase in accounts receivable. Our average days sales outstanding at June 30, 2000 was 87 days, which represents an increase over the 79 days that we reported at March 31, 2000. The overall increase in days sales outstanding from March 31, 2000 reflects longer international payment terms experienced. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. This calculation at June 30, 2000 excludes the impact of the ending accounts receivable balance of enCommence. While enCommerce's accounts receivable were included in our consolidated accounts receivable balance due to the June 30, 2000 effective acquisition date for accounting purposes, there were no corresponding revenues from enCommerce included in our consolidated financial statements for the three months ended June 30, 2000. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the six months ended June 30, 2000, we used $50.1 million of cash in investing activities, primarily due to the $15.6 million we invested in the acquisition of CygnaCom, our $10.0 million investment in the PaymentWave joint venture, representing a 50% equity interest in a startup business focused on delivering secured, guaranteed payments via the Internet for B2B e-markets, and the cash we invested in marketable investments of $45.1 million (net of $88.6 million of marketable investment maturities). This was partially offset by cash assumed of $28.7 million in connection with the acquisition of enCommerce. We also invested $2.0 million in property and equipment and an additional $5.7 million in other long-term assets which includes strategic investments in the capital stock of privately-held electronic security and technology companies, accounted for on a cost basis. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our growing organization.

     Cash provided by financing activities for the six months ended June 30, 2000 was $168.1 million, primarily due to the net proceeds of $161.5 million from the issuance of common stock in the follow-on offering in February 2000, and $6.6 million from the exercise of employee stock options and the sale of shares under our employee stock purchase plan. In connection with the acquisition of enCommerce, the Company has assumed long-term capital lease obligations totalling approximately $615,000, with $199,000 due within the next 12 months, which has been included in accrued liabilities, and $416,000 due in monthly payments over the period from July 2001 to January 2003.

     As of June 30, 2000, our cash, cash equivalents and short-term investments in the amount of $265.2 million comprised our principal sources of liquidity. It is our belief that cash flows from operations and existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.

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


A limited number of customers have accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships

     Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 1997, three customers accounted for 19%, 12% and 11% of revenues, respectively. In 1998, our three largest customers accounted for 23% of revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. Our three largest customers accounted for only 14% of revenues for the six months ended June 30, 2000. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.

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

     Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Plano, Texas, from our research and development facility in Ottawa, Canada, and enCommerce's facilities in Santa Clara, California may make it more difficult to manage our growth.

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

     As of August 10, 2000, Nortel Networks Corporation, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 27% of our outstanding voting stock and two of our nine directors were representatives of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that
are designed to preserve principal, maintain liquidity and maximize return.   We
actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at June 30, 2000, the majority of our marketable investments had maturities of
less than six months from that date.   As a result, we believe that our exposure
to market risk related to interest rates is minimal.

     The following table presents the cash, cash equivalents and marketable investments that we held at June 30, 2000, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                                                                        MATURITY
                                                                                      (in thousands)
                                                                                                            greater than
                                                                   Within 3 Months        3-6 Months          6 Months
                                                                ---------------------  -----------------  -----------------
Investments classified as cash and cash equivalents...........               $112,443                 --                 --
Investments classified as marketable investments..............               $ 22,858            $60,291            $31,759
                                                                             --------            -------            -------
  Total amortized cost........................................               $135,301            $60,291            $31,759
                                                                             ========            =======            =======
Fair value....................................................               $135,301            $60,286            $31,761
                                                                             ========            =======            =======

Risk Associated with Exchange Rates

     We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, Germany, France and Switzerland. However, this exposure is considered to be minimal due to the fact that the United Kingdom, German, French and Swiss operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

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

     On July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed against the Company and certain of its officers. The action was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. The Company expects all of these actions to be consolidated. The actions purport to be class action lawsuits brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period from April 19, 2000 through July 3, 2000. The complaints allege that the defendants misrepresented and failed to disclose certain information about the Company's business and prospects. The complaints assert claims under the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. No trial date or other schedule has been established. The Company believes these class action lawsuits are without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in these lawsuits could have a significant adverse effect on the Company's financial condition or results of operations.

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

     As of June 30, 2000, approximately $43.4 million of the net proceeds of the offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The remaining net proceeds are invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of us or our associates, persons owning 10 percent or more of any class of equity securities, or an affiliate of us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 27, 2000, the Company held its Annual Meeting of Stockholders. Shares of stock with 43,143,479 votes were represented at the meeting out of a total of 50,737,753 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast.

     1) A proposal to elect two Class II Directors of the Company for the ensuing three years:

          (i)   John A. Ryan

          (ii)  F. William Conner

          For the above-referenced individuals (i) and (ii), 43,096,534 votes were cast in favor and 46,915 votes were withheld.

          The other directors of the Company , whose terms of office as directors continued after the Annual Meeting, are Butler C. Derrick, Jr., Jawaid Ekram, Terrell B. Jones, Michael P. Ressner, Christopher
          M. Stone and James A. Thomson.

     2) A proposal to approve (i) the continuance of the Company's 1996 Amended and Restated Stock Incentive Plan, as amended (the "1996 Plan"), and (ii) an amendment to the 1996 Plan to (a) increase the total number of shares of Common Stock authorized for issuance thereunder from 9,600,000 shares to 14,600,000 shares, plus an annual increase to be added on January 1 of 2000 and 2001, equal to the lower of (x) 5% of the total number of outstanding shares of Common Stock on such date or (y) a lesser amount determined by the Board of Directors and (b) provide that the maximum number of shares of Common Stock available for issuance under the 1996 Plan be 26,000,000 shares.

          For the above-referenced matter (2), 23,340,160 votes were cast in favor, 9,675,916 votes were cast against, 30,035 votes abstained from voting and 10,097,368 votes were broker non-votes.

     3) A proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the current year.

          For the above-referenced matter (3), 43,097,097 votes were cast in favor, 9,410 votes were cast against, 36,972 votes abstained from voting and no votes were broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

2 Agreement and Plan of Merger, dated as of April 18, 2000, by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 18, 2000 filed on May 1, 2000.)

10.1   enCommerce, Inc. 1997 Stock Option Plan

10.2   enCommerce, Inc. 1997B Stock Option Plan

10.3 Preferred Stock Warrant of enCommerce, Inc. dated April 13, 2000 issued to Andersen Consulting LLP

10.4 Employment Letter Agreement dated May 5, 2000 between the Registrant and Alberto Yepez

10.5 Noncompetition Agreement effective as of June 26, 2000 between the Registrant and Alberto Yepez

10.6 Employment Letter Agreement dated May 5, 2000 between the Registrant and Paul Doscher

10.7 Noncompetition Agreement effective as of June 26, 2000 between the Registrant and Paul Doscher

10.8 Lease Agreement (Single Tenant Industrial) dated January 27, 1996 between Melchor Investment Company and Applied Materials, Inc.

10.9 Sublease dated May 14, 1999 by and between Applied Materials, Inc. and enCommerce, Inc., as amended by First Amendment dated September 1, 1999

10.10 Entrust Technologies Inc. Amended and Restated 1996 Stock Incentive Plan, as amended

27     Financial Data Schedule

Reports on Form 8-K:

     On May 1, 2000, the Registrant filed a Current Report on Form 8-K, dated April 18, 2000, to report under Item 5 (Other Events) its execution of the Agreement and Plan of Merger to acquire enCommerce, Inc. On May 9, 2000, the Registrant filed an Amendment No. 1 to Current Report on Form 8-K/A to make technical amendments to this report. No financial statements were required to be filed with this report.

     On May 12, 2000, the Registrant filed an Amendment No. 1 to Current Report on Form 8-K/A to file under item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) historical financial statements of CygnaCom Solutions, Inc. and pro forma financial information reflecting the acquisition of CygnaCom Solutions, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENTRUST TECHNOLOGIES INC.
                                    ---------------------------
                                            (Registrant)

Dated: August 14, 2000

                                       /s/ David L. Thompson
                                    ----------------------------
                                          David L. Thompson
                                        Chief Financial Officer
                                 and Senior Vice President of Finance
                             (Principal Financial and Accounting Officer)

                           ENTRUST TECHNOLOGIES INC.

                               INDEX TO EXHIBITS



EXHIBIT                         DESCRIPTION
-------                         -----------

                                 EXHIBIT INDEX

Exhibit No.   Description

     2* Agreement and Plan of Merger, dated as of April 18, 2000, by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 18, 2000 filed on May 1, 2000.)

     10.1     enCommerce, Inc. 1997 Stock Option Plan

     10.2     enCommerce, Inc. 1997B Stock Option Plan

     10.3 Preferred Stock Warrant of enCommerce, Inc. dated April 13, 2000 issued to Andersen Consulting LLP

     10.4 Employment Letter Agreement dated May 5, 2000 between the Registrant and Alberto Yepez

     10.5 Noncompetition Agreement effective as of June 26, 2000 between the Registrant and Alberto Yepez

     10.6 Employment Letter Agreement dated May 5, 2000 between the Registrant and Paul Doscher

     10.7 Noncompetition Agreement effective as of June 26, 2000 between the Registrant and Paul Doscher

     10.8 Lease Agreement (Single Tenant Industrial) dated January 27, 1996 between Melchor Investment Company and Applied Materials, Inc.

     10.9 Sublease dated May 14, 1999 by and between Applied Materials, Inc. and enCommerce, Inc., as amended by First Amendment dated September 1, 1999

     10.10 Entrust Technologies Inc. Amended and Restated 1996 Stock Incentive Plan, as amended

        27    Financial Data Schedule

__________________
* The Registrant hereby agrees to furnish supplementally a copy of any omitted Schedules to the Merger Agreement to the Securities and Exchange Commission upon request.