Form 10-Q
period 2000-09-30
ENTRUST TECHNOLOGIES INC
filed 2000-11-14
CIK 1031283

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q
     (Mark one)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

    [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-24733
                            ______________________

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

     There were 62,619,902 shares of the registrant's $.01 par value Common stock outstanding as of November 10, 2000.

________________________________________________________________________________

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                      Page
                                                                                                   ----
     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets..........................................      3
               Condensed Consolidated Statements of Operations................................      4
               Condensed Consolidated Statements of Cash Flows................................      5
               Notes to Condensed Consolidated Financial Statements...........................      6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................     10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................     23

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................................     24

     Item 2.   Changes in Securities and Use of Proceeds......................................     24

     Item 6.   Exhibits and Reports on Form 8-K...............................................     25

SIGNATURES....................................................................................     26

EXHIBITS......................................................................................     27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ENTRUST TECHNOLOGIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                        ------------       -------------
                                                                           1999                2000
                                                                           ----                ----
(In thousands)
ASSETS
Current assets:
 Cash and cash equivalents.........................................       $ 21,877            $ 59,002
 Short-term marketable investments.................................         67,394             183,903
 Accounts receivable, net..........................................         21,817              38,795
 Prepaid expenses and other........................................          4,195               4,212
                                                                          --------            --------
   Total current assets............................................        115,283             285,912
Long-term marketable investments...................................          2,405                 582
Property and equipment, net........................................          6,904              16,939
Purchased product rights, net......................................             --              20,633
Goodwill and other purchased intangibles, net......................          2,948             415,129
Other long-term assets.............................................          2,980              19,274
                                                                          --------            --------
   Total assets....................................................       $130,520            $758,469
                                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................       $  6,636            $ 19,062
 Accrued liabilities...............................................          9,169              20,856
 Deferred income...................................................         10,761              16,113
 Due to related party..............................................            799                 799
                                                                          --------            --------
   Total current liabilities.......................................         27,365              56,830
Long-term liabilities..............................................             --                 528
                                                                          --------            --------
   Total liabilities...............................................         27,365              57,358
                                                                          --------            --------
Shareholders' equity:
 Common and special voting stock and
  additional paid-in capital.......................................        123,387             775,691
 Unearned deferred compensation....................................           (439)               (371)
 Accumulated other comprehensive loss..............................           (535)               (551)
 Accumulated deficit...............................................        (19,258)            (73,658)
                                                                          --------            --------
   Total shareholders' equity......................................        103,155             701,111
                                                                          --------            --------
   Total liabilities and shareholders' equity......................       $130,520            $758,469
                                                                          ========            ========

     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               (Unaudited)                 (Unaudited)
                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                               ------------               ------------
                                                            1999        2000           1999        2000
                                                            ----        ----           ----        ----
(In thousands, except per share data)
Revenues:
 License...............................................     $16,515      $ 25,451      $42,056     $ 65,120
 Services and maintenance..............................       6,108        16,736       17,147       35,445
                                                            -------      --------      -------     --------
     Total revenues....................................      22,623        42,187       59,203      100,565
                                                            -------      --------      -------     --------
Cost of revenues:
 License...............................................         603           787        1,412        2,677
 Services and maintenance..............................       3,385         9,982        9,476       20,614
                                                            -------      --------      -------     --------
     Total cost of revenues............................       3,988        10,769       10,888       23,291
                                                            -------      --------      -------     --------
Gross profit...........................................      18,635        31,418       48,315       77,274
                                                            -------      --------      -------     --------
Operating expenses:
 Sales and marketing...................................      10,478        21,337       28,857       49,099
 Research and development..............................       4,225         8,454       12,111       19,272
 General and administrative............................       1,993         3,745        5,369        8,659
 Acquired in-process research and development..........           -             -            -       29,614
 Amortization of purchased product rights..............           -         1,377            -        1,377
 Amortization of goodwill and other purchased
    intangibles........................................         178        28,836          534       31,112
                                                            -------      --------      -------     --------
     Total operating expenses..........................      16,874        63,749       46,871      139,133
                                                            -------      --------      -------     --------
Income (loss) from operations..........................       1,761       (32,331)       1,444      (61,859)
Interest income........................................         966         3,767        2,733        9,380
                                                            -------      --------      -------     --------
Income (loss) before income taxes......................       2,727       (28,564)       4,177      (52,479)
Provision for income taxes.............................         682           212          927        1,921
                                                            -------      --------      -------     --------
Net income (loss)......................................     $ 2,045      $(28,776)     $ 3,250     $(54,400)
                                                            =======      ========      =======     ========

Net income (loss) per share:
     Basic.............................................     $  0.05      $  (0.46)     $  0.07     $  (0.99)
     Diluted...........................................     $  0.04      $  (0.46)     $  0.06     $  (0.99)
Weighted average common shares used in per
  share computations:
     Basic.............................................      44,106        62,507       43,504       55,112
     Diluted...........................................      54,690        62,507       54,598       55,112

     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                       (Unaudited)
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                    -----------------
                                                                                    1999         2000
                                                                                    ----         ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................................  $  3,250   $ (54,400)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization..........................................     2,229      35,537
          Deferred income taxes..................................................       (33)         --
          Deferred compensation earned...........................................       147         168
          Acquired in-process research and development...........................        --      29,614
     Changes in operating assets and liabilities:
          Increase in accounts receivable........................................    (4,141)    (12,751)
          (Increase) decrease in prepaid expenses and other......................    (1,190)        144
          Increase (decrease) in accounts payable................................    (1,515)      7,929
          Increase in accrued liabilities........................................     3,542       7,723
          Increase in deferred income............................................     1,907       2,741
          Increase due to related party..........................................        21          --
                                                                                   --------   ---------
               Net cash provided by operating activities.........................     4,217      16,705
                                                                                   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable investments.........................................   (87,603)   (226,761)
     Dispositions of marketable investments......................................    97,758     112,075
     Purchases of property and equipment.........................................    (3,144)    (10,418)
     Increase in other long-term assets..........................................    (1,518)    (16,446)
     Net cash payments in purchase transactions..................................        --      (7,739)
                                                                                   --------   ---------
               Net cash provided by (used in) investing activities...............     5,493    (149,289)
                                                                                   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term liabilities..........................................        (8)        (59)
     Proceeds and tax reduction from exercise of stock options and
          employee stock purchase plan...........................................     7,028       8,419
     Proceeds from issuance of common stock, net of issuance costs...............        --     161,513
                                                                                   --------   ---------
               Net cash provided by financing activities.........................     7,020     169,873
                                                                                   --------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........................................        (6)       (164)
                                                                                   --------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................    16,724      37,125
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................     3,712      21,877
                                                                                   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $ 20,436   $  59,002
                                                                                   ========   =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock, stock options and warrants related to the
          acquisition of enCommerce, Inc.........................................  $      -   $ 482,272
                                                                                   ========   =========

     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (In thousands, except share and per share data)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1999 contained in Entrust Technologies Inc.'s Form 10-K.

NOTE 2.   NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

     Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three and nine months ended September 30, 2000, the antidilutive effect excluded from the diluted net loss per share computation due to the exchangeable Special Voting stock outstanding was nil and 859,548 shares, respectively, and due to the options to purchase Common stock was 4,586,607 and 5,071,951 shares, respectively.

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

     On June 26, 2000, the Company issued 8,548,177 shares of Common stock in connection with the acquisition of enCommerce, Inc. In addition, 1,616,280 shares of Common stock were issued in the nine months ended September 30, 2000 related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan. Total Common stock issued and outstanding was 45,203,448 shares and 62,599,454 shares at December 31, 1999 and September 30, 2000, respectively.

NOTE 3.   MARKETABLE INVESTMENTS

     Marketable investments consist of investments in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments and stated at amortized cost. At September 30, 2000, the amortized cost of the Company's investments approximated fair value.


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

     The Company operates in three main geographic areas as follows:

                                                                (Unaudited)                            (Unaudited)
                                                            Three Months Ended                      Nine Months Ended
                                                            ------------------                      -----------------
                                                               September 30,                          September 30,
                                                               -------------                          -------------
                                                              1999               2000                1999                2000
                                                             -------           --------            --------            --------

Revenues:
  United States...................................           $15,294           $ 24,837            $ 41,178            $ 53,336
  Canada..........................................             3,805              3,778               9,538              16,199
  Europe, Asia and Other..........................             3,524             13,572               8,487              31,030
                                                             -------           --------            --------            --------

     Total revenues...............................           $22,623           $ 42,187            $ 59,203            $100,565
                                                             =======           ========            ========            ========


Income (loss) before income taxes:
  United States...................................           $ 1,388           $(28,986)           $  2,273            $(56,693)
  Canada..........................................               759             (1,082)                580               2,217
  Europe, Asia and Other..........................               580              1,504               1,324               1,997
                                                             -------           --------            --------            --------

     Total income (loss) before income taxes......           $ 2,727           $(28,564)           $  4,177            $(52,479)
                                                             =======           ========            ========            ========

                                                                    (Unaudited)
                                                    December 31,   September 30,
                                                    -----------   ------------
                                                     1999             2000
                                                     ----             ----
Total assets:
      United States..............................     $107,517    $714,760
      Canada.....................................       15,216      27,442
      Europe, Asia and Other.....................        7,787      16,267
                                                      --------    --------

          Total..................................     $130,520    $758,469
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

     The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price was allocated to the fair value of the assets and liabilities acquired, with the remainder allocated to goodwill. Goodwill of $16,555 was recorded as a result of this acquisition, and $1,380 and $3,220 of goodwill amortization has been recorded in the three and nine months ended September 30, 2000, respectively. In addition, the results of operations of CygnaCom have been included in the Company's financial statements from the CygnaCom Acquisition Date.

     On June 26, 2000, the Company completed the acquisition of all of the outstanding capital stock, options and warrants of enCommerce, Inc. ("enCommerce"), a global portal infrastructure company and a provider of software and services designed to manage electronic business relationships, based in Santa Clara, California, with subsidiaries in England and Japan, in exchange for an aggregate of 8.548 million shares of the Company's Common stock and options and warrants to purchase 1.702 million shares of Common stock, with an aggregate fair value of $482,272. The Company also incurred approximately $22,355 in acquisition-related expenses. This acquisition was completed in accordance with the Merger Agreement by and among the Company, Enable Acquisition Corp. ("Enable"), a California corporation and a wholly-owned subsidiary of the Company, and enCommerce. Pursuant to the Merger Agreement, Enable merged with and into enCommerce, whereupon enCommerce became a wholly-owned subsidiary of the Company.

     The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $504,627 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $28,598 has been recorded in the three and nine months ended September 30, 2000, related to goodwill and other purchased intangible assets arising from this acquisition. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets, which indicated that approximately $29,614 of the acquired intangible assets consisted of in-process research and development. The development of these products has not reached technological feasibility and the technology has no alternative future use and, accordingly, the $29,614 of in-process research and development has been expensed in the nine months ended September 30, 2000 as a result of this acquisition. The value of purchased in-process research and development was calculated by identifying development projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in-process products into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the percentage completion of the projects thereto. The discount rate includes a factor that takes into account the uncertainty surrounding the successful deployment of the purchased in-process products.

     In addition, the results of operations of enCommerce have been included in the Company's financial statements commencing from June 30, 2000, the effective date of the acquisition for accounting purposes.

      The purchase price of enCommerce has been allocated on a preliminary basis as follows:

                                                                                                             Amortization
                                                                                                                Period
                                                                                       (in thousands)      (Straight-line)

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
                                                                                              ========

     The following unaudited pro forma data summarize the combined results of operations of Entrust Technologies Inc., CygnaCom and enCommerce for the three and nine months ended September 30, 1999 and 2000, respectively, as if the acquisitions had taken place as of the beginning of the respective periods, and, accordingly, exclude the $29,614 write-off of in-process research and development, a non-recurring charge directly attributable to the acquisition of enCommerce and include a full period's amortization of goodwill and other purchased intangibles in each period shown. Also, the per share data, in each period shown, includes the Common shares of the Company issued in connection with the acquisition of enCommerce, but excludes options and warrants issued as their effect is antidilutive.

                                                           (Unaudited)                    (Unaudited)
                                                         Three Months Ended            Nine Months Ended
                                                         ------------------            -----------------
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                       1999            2000           1999           2000
                                                     --------        --------       --------       --------
Revenues...............................              $ 27,684        $ 42,187       $ 71,391       $112,163
                                                     ========        ========       ========       ========
Net loss...............................               (30,989)        (28,776)       (93,769)       (96,736)
                                                     ========        ========       ========       ========
Basic and diluted net loss per share...                 (0.59)          (0.46)         (1.80)         (1.59)
                                                     ========        ========       ========       ========

      These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 6.   COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

                                               (Unaudited)                        (Unaudited)
                                              Three Months                        Nine Months
                                              ------------                        -----------
                                            Ended September 30,               Ended September 30,
                                            -------------------               -------------------
                                             1999         2000               1999            2000
                                           ------     --------             ------        --------
Net income (loss)......................    $2,045     $(28,776)            $3,250        $(54,400)
Translation adjustments................       (35)        (992)                (6)            (16)
                                           ------     --------             ------        --------
Comprehensive income (loss)............    $2,010     $(29,768)            $3,244        $(54,416)
                                           ======     ========             ======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Overview", "Certain Factors that May Affect Our Business" and elsewhere in this report.
We undertake no obligation to update any forward-looking statements.

OVERVIEW

     We are the leading global provider of public-key infrastructure, or PKI, products and services to e-businesses and other organizations. We are committed to enabling organizations to conduct e-commerce securely, ensuring they benefit from increased service efficiency, technology cost savings and the confidence associated with trusted e-business technologies. Our products and services enable organizations and their partners to manage trusted, secure electronic transactions and communications over today's advanced networks, including intranets, extranets and the Internet. Since 1994, we have provided our PKI solution primarily to global enterprises and government entities, as well as small- to mid-sized businesses and individuals. To date, over four million users worldwide have been licensed to use Entrust products.

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

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                       (Unaudited)         (Unaudited)
                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                  --------------------  -------------------
                                                      1999       2000      1999       2000
                                                     -----     ------     -----     ------
Revenues:
  License.......................................      73.0%      60.3%     71.0%      64.8%
  Services and maintenance......................      27.0       39.7      29.0       35.2
                                                     -----     ------     -----     ------

    Total revenues..............................     100.0      100.0     100.0      100.0
                                                     -----     ------     -----     ------

Cost of revenues:
  License.......................................       2.7        1.8       2.4        2.7
  Services and maintenance......................      14.9       23.7      16.0       20.5
                                                     -----     ------     -----     ------

    Total cost of revenues......................      17.6       25.5      18.4       23.2
                                                     -----     ------     -----     ------

Gross profit....................................      82.4       74.5      81.6       76.8
                                                     -----     ------     -----     ------

Operating expenses:
  Sales and marketing...........................      46.3       50.6      48.7       48.8
  Research and development......................      18.7       20.0      20.5       19.2
  General and administrative....................       8.8        8.9       9.1        8.6
  Acquired in-process research and development          --         --        --       29.4
  Amortization of purchased product rights......        --        3.3        --        1.4
  Amortization of goodwill and other purchased
      intangibles...............................       0.8       68.3       0.9       30.9
                                                     -----     ------     -----     ------

    Total operating expenses....................      74.6      151.1      79.2      138.3
                                                     -----     ------     -----     ------

Income (loss) from operations...................       7.8      (76.6)      2.4      (61.5)
Interest income.................................       4.2        8.9       4.6        9.3
                                                     -----     ------     -----     ------

Income (loss) before income taxes...............      12.0      (67.7)      7.0      (52.2)
Provision for income taxes......................       3.0        0.5       1.5        1.9
                                                     -----     ------     -----     ------

Net income (loss)...............................       9.0%     (68.2)%     5.5%     (54.1)%
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


Total Revenues

     Total revenues increased 86% from $22.6 million for the three months ended September 30, 1999 to $42.2 million for the three months ended September 30, 2000. Total revenues increased 70% from $59.2 million for the nine months ended September 30, 1999 to $100.6 million for the nine months ended September 30, 2000. Total revenues derived from North America increased 50% from $19.1 million for the three months ended September 30, 1999 to $28.6 million for the three months ended September 30, 2000, while total revenues derived from outside of North America increased 285% from $3.5 million for the three months ended September 30, 1999 to $13.6 million for the three months ended September 30, 2000. Total revenues derived from North America increased 37% from $50.7 million for the nine months ended September 30, 1999 to $69.5 million for the nine months ended September 30, 2000, while total revenues derived from outside of North America increased 266% from $8.5 million for the nine months ended September 30, 1999 to $31.1 million for the nine months ended September 30, 2000. The majority of the overall growth in total revenues in the first nine months of 2000 has been experienced in Europe, Asia and other international locales, which is reflective of the resources invested to focus on those regions in recent quarters. However, the level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future.

License Revenues

License revenues increased 54% from $16.5 million for the three months ended September 30, 1999 to $25.5 million for the three months ended September 30, 2000, representing 73% and 60% of total revenues in the respective periods. License revenues increased 55% from $42.1 million for the nine months ended September 30, 1999 to $65.1 million for the nine months ended September 30, 2000, representing 71% and 65% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization, and sales to new industry verticals and geographic markets. License revenues as a percentage of total revenues have decreased for the three and nine months ended September 30, 2000 compared to the same periods in 1999 due to growing demand for services and maintenance from our customers and stronger professional services revenues from the addition of CygnaCom and enCommerce in the first half of 2000.

Services and Maintenance Revenues

     Services and maintenance revenues increased 174% from $6.1 million for the three months ended September 30, 1999 to $16.7 million for the three months ended September 30, 2000, representing 27% and 40% of total revenues in the respective periods. Services and maintenance revenues increased 107% from $17.1 million for the nine months ended September 30, 1999 to $35.4 million for the nine months ended September 30, 2000, representing 29% and 35% of total revenues in the respective periods. The increase in services and maintenance revenues in absolute dollars was primarily the result of an increase in demand for consulting services and customer support, the additional professional services resources and revenues due to the acquisitions of CygnaCom and enCommerce, and increases in maintenance revenues from a larger installed product base as well as continued strong customer renewals of annual maintenance agreements. The growing customer base has resulted in an acceleration of demand for consulting services to assist these customers as they deploy our solutions. The increase in services and maintenance revenues as a percentage of total revenues was the result of a continuing shift in mix of revenues from license to service and maintenance revenues in the first three quarters of 2000. This is largely due to the continued growth of our services and maintenance business in response to customer demand, and the incremental impact of CygnaCom and enCommerce professional services revenues since their respective acquisitions in March 2000 and June 2000. We continue to focus on building new service offerings for our customers and also on building our relationships with outside service providers to ensure that we have adequate resources available to meet the demand of our customers.


COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights, acquired as part of the acquisition of enCommerce, has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues increased from $603,000 for the three months ended September 30, 1999 to $787,000 for the three months ended September 30, 2000, representing 3% and 2% of total revenues for the respective periods. Cost of license revenues increased from $1.4 million for the nine months ended September 30, 1999 to $2.7 million for the nine months ended September 30, 2000, representing 2% and 3% of total revenues for the respective periods. The increase in cost of license revenues in absolute dollars was primarily a result of higher royalty fees paid to third-party software vendors, in response to the increase in license revenues in general for the first nine months of 2000, compared to the same period of 1999. This also was the primary contributor to the increase in cost of license revenues as a percentage of total revenues for the nine months ended September 30, 2000, compared to the same nine-month period in 1999. The decrease in cost of license revenues as a percentage of total revenues in the third quarter of 2000 compared to the same quarter in 1999 was primarily the result of the acquisition of enCommerce, which eliminated our requirement to pay royalties to third-party vendors related to the sale of authentication/privilege management software when bundled with our PKI product sales. The mix of third-party products may vary from period to period and our gross margins and, consequently, our results of operations could be adversely affected.

Cost of  Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues increased from $3.4 million for the three months ended September 30, 1999 to $10.0 million for the three months ended September 30, 2000, representing 15% and 24% of total revenues for the respective periods. Cost of services and maintenance revenues increased from $9.5 million for the nine months ended September 30, 1999 to $20.6 million for the nine months ended September 30, 2000, representing 16% and 21% of total revenues for the respective periods. The increase in absolute dollars during the three and nine months ended September 30, 2000 reflected the increased costs associated with the increased levels of services and maintenance revenues experienced during these periods and the increased costs associated with the CygnaCom and enCommerce resources. The increase in the cost of services and maintenance revenues as a percentage of total revenues in the three and nine months ended September 30, 2000 reflects slightly lower productivity and utilization of available services resources compared to the same periods of the previous year due to an additional investment made in new professional service personnel in the first three quarters of 2000. The new personnel require training time before they reach target utilization, but such investment is necessary in order to prepare for future growth in the business. Also, we made significant investments in added customer support personnel to support the growing installed base of customers. Further, the increase as a percentage of total revenues is indicative of the fact that services and maintenance revenues grew more rapidly than license revenues in the third quarter of 2000.

     Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 40% for the three months ended September 30, 1999 and 2000, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 42% for the nine months ended September 30, 1999 and 2000, respectively. This decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three and nine months ended September 30, 2000, compared to the same periods in 1999, reflects the investment we made in the professional services team through the acquisition of CygnaCom during the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represents a slight shift in the mix of overall services revenue toward the lower-margin professional services revenues. Also, the decrease in the service and maintenance gross profit as a percentage of services and maintenance revenues reflects the investment made in additional customer support personnel in the first three quarters of 2000.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses increased from $10.5 million and $28.9 million for the three and nine months ended September 30, 1999 to $21.3 million and $49.1 million for the comparable periods in 2000. Sales and marketing expenses represented 46% and 49% of total revenues for the three and nine months ended September 30, 1999, compared to 51% and 49% for the comparable periods in 2000. The increase in absolute dollars was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, in order to support the growing revenue base, as we continue to penetrate new markets and industry verticals. In addition, we continue to make significant investments in marketing to support the launch of new products, services and marketing programs. We have continued our strategy of
(a) investing in hiring and training our direct sales organization in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The increase in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2000, compared to the same period in 1999, reflects the impact of the integration of the getAccess sales team from enCommerce into the existing sales organization. Overall, the sales and marketing expenses as a percentage of total revenues for the first three quarters of 2000 has been consistent with the same period of the previous year. We continue to focus on improving the productivity of our sales and marketing organizations and on gaining efficiencies in the related processes.

Research and Development

     Research and development expenses increased from $4.2 million and $12.1 million for the three and nine months ended September 30, 1999 to $8.5 million and $19.3 million for the comparable periods in 2000. Research and development expenses represented 19% and 21% of total revenues for the three and nine months ended September 30, 1999, compared to 20% and 19% for the comparable periods in 2000. The increased investment in research and development expenses in absolute dollars reflects higher expenses related to increased staffing of software developers. These employees were added primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings, and due to the integration of enCommerce. Research and development expenses as a percentage of total revenues increased for the three months ended September 30, 2000, compared to the previous year, due to the acquisition of enCommerce and the corresponding addition of the getAccess development team. The investment in research and development as a percentage of total revenues decreased for the nine months ended September 30, 2000, compared to the same period in 1999, as a result of the growth of revenues outpacing the expansion of the development team between those periods. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

General and Administrative

     General and administrative expenses increased from $2.0 million and $5.4 million for the three and nine months ended September 30, 1999 to $3.7 million and $8.7 million for the comparable periods in 2000. General and administrative expenses represented 9% of total revenues for each of the three and nine month periods ended September 30, 1999 and 2000. The increase in general and administrative expenses in absolute dollars reflects our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relations programs, improved management information systems and the increased utilization of outside professional service firms. We continue to look for ways to gain efficiencies throughout our administrative processes as we grow as a company.

Acquired In-process Research and Development and Amortization of Goodwill and Other Purchased Intangibles

     On June 8, 1998, we completed the acquisition of r3 Security Engineering AG, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. We have recorded $178,000 and $235,000 of amortization with respect to the goodwill that arose as a result of this acquisition in the three months ended September 30, 1999 and 2000, respectively, with total amortization of $534,000 and $671,000 for the nine months ended September 30, 1999 and 2000, respectively.

     On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million and, accordingly, goodwill amortization of $1.4 million has been expensed for the three months ended September 30, 2000, with total amortization of $3.2 million for the nine months ended September 30, 2000.

     On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California, which is a provider of software and services for managing global e-business relationships at business to business and business to consumer portals. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total of $504.6 million was accounted for under the purchase method of accounting, which resulted in an allocation of $448.7 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that has not yet reached technological feasibility and has no alternative future use. This in-process research and development was expensed in the nine months ended September 30, 2000. Amortization of purchased product rights of $1.4 million has been expensed for the three and nine months ended September 30, 2000, and amortization of goodwill and other purchased intangibles of $27.2 million have been expensed for those same periods of 2000.

Interest Income

     Interest income increased from $966,000 and $2.7 million for the three and nine months ended September 30, 1999, respectively, to $3.8 million and $9.4 million for the comparable periods in 2000. Interest income represented 4% and 5% of total revenues for the three and nine months ended September 30, 1999, compared to 9% for both periods in 2000. This increase in investment income reflects the interest earned on the net proceeds of our initial public offering in August 1998, on cash provided by operations in 1999 and 2000, and on the net proceeds of our follow-on offering in February 2000.

Provision for Income Taxes

     We recorded an income tax provision of $212,000 and $1.9 million for the three and nine months ended September 30, 2000, respectively, compared with an income tax provision of $682,000 and $927,000 for the same periods of 1999. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductible in-process research and development write-off and the amortization of goodwill and other purchased intangible assets, as well as an adjustment of the valuation allowance, that results in the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carry-forwards available.


LIQUIDITY AND CAPITAL RESOURCES

     We generated cash of $16.7 million from operating activities during the nine months ended September 30, 2000. This cash inflow was primarily a result of net income before non-cash charges of $10.9 million, an increase in accounts payable, accrued liabilities and deferred income during the period. These inflows were partially offset by cash outflows relating to an increase in accounts receivable. Our average days sales outstanding at September 30, 2000 was 83 days, which represents a decrease over the 87 days that we reported at June 30, 2000. The overall decrease in days sales outstanding from June 30, 2000 reflects the focus on reducing the length of payment terms to international customers and the slight shift in revenues in the last quarter towards a greater percentage from North America, which generally require shorter payment terms. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the nine months ended September 30, 2000, we used $149.3 million of cash in investing activities, primarily due to the $15.6 million we invested in the acquisition of CygnaCom, and our $10.0 million investment in the PaymentWave, LLC joint venture, which represented a 50% equity interest in a startup business focused on delivering secured, guaranteed payments via the Internet for B2B and B2C e-markets. In September 2000, PaymentWave was renamed SurePay, LLC. Subsequent to September 30, 2000, our ownership interest in SurePay decreased to 17% as a result of a return of equity originally invested of $7.0 million, combined with additional investment from other investors. Also, we invested cash in marketable investments in the amount of $114.7 million (net of $112.1 million of marketable investment maturities). This was partially offset by the net cash assumed of $7.9 million in connection with the acquisition of enCommerce. We also invested $10.4 million in property and equipment and an additional $6.4 million in other long-term assets which include strategic investments in the capital stock of privately-held electronic security and technology companies, accounted for on a cost basis. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our growing organization, largely costs related to the fit-up of our new facility in Ottawa, Canada.

     Cash provided by financing activities for the nine months ended September 30, 2000 was $169.9 million, primarily due to the net proceeds of $161.5 million from the issuance of common stock in the follow-on offering in February 2000, and $8.4 million from the exercise of employee stock options and the sale of shares under our employee stock purchase plan. In connection with the acquisition of enCommerce, we assumed long-term capital lease obligations totaling approximately $590,000, with $263,000 due within the next 12 months, which has been included in accrued liabilities, and $327,000 due in monthly payments over the period from October 2001 to January 2003 which has been included in long-term liabilities.

     As of September 30, 2000, our cash, cash equivalents and short-term investments in the amount of $242.9 million comprised our principal sources of liquidity. It is our belief that cash flows from operations and existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.



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

     .  length of sales cycles associated with our product offerings;
     .  the timing, size and nature of our licensing transactions;
     . market acceptance of new products or product enhancements by us or our competitors;
     . the relative proportions of revenues derived from licenses and services and maintenance ;
     . the timing of new personnel hires and the rate at which new personnel become productive;
     .  changes in pricing policies by our competitors;
     . changes in our operating expenses; and . fluctuations in foreign currency exchange rates.


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

A limited number of customers have accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships

     Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 1997, three customers accounted for 19%, 12% and 11% of revenues, respectively. In 1998, our three largest customers accounted for 23% of revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. Our three largest customers accounted for only 13% of revenues for the nine months ended September 30, 2000. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.


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

We may lose access to technology that we license from outside vendors, which loss could adversely affect our ability to sell our products

     We rely on outside licensors for patent and/or software license rights in encryption technology that is incorporated into and is necessary for the operation of our products. For example, our ability to provide Web server certificates is currently dependent upon a licensing agreement we have with Thawte Consulting (Pty.) of South Africa, which was acquired by VeriSign, Inc., one of our primary competitors. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. Any inability to continue to procure or use such technology could have a significant adverse effect on our ability to sell some of our products.

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

     As of November 10, 2000, Nortel Networks Corporation, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 27% of our outstanding voting stock and two of our nine directors were representatives of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at September 30, 2000, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

     The following table presents the cash, cash equivalents and marketable investments that we held at September 30, 2000, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                                                                             MATURITY
                                                                                          (in thousands)

                                                                     Within 3 Months        3-6 Months         > 6 Months
                                                                  ---------------------  -----------------  -----------------
Investments classified as cash and cash equivalents...........           $ 47,444                   --                --
Investments classified as marketable investments..............           $103,464              $43,222           $37,798
                                                                         --------              -------           -------
  Total amortized cost........................................           $150,908              $43,222           $37,798
                                                                         ========              =======           =======
Fair value....................................................           $150,908              $43,222           $37,900
                                                                         ========              =======           =======

Risk Associated with Exchange Rates

     We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, Germany, France, Japan and Switzerland. However, this exposure is considered to be minimal due to the fact that the United Kingdom, German, French, Japanese and Swiss operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

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

     On July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed against us and certain of our officers. The action was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. These actions have been consolidated. The actions purport to be class action lawsuits brought on behalf of persons who purchased or otherwise acquired our common stock during the period from April 19, 2000 through July 3, 2000. The complaints allege that the defendants misrepresented and failed to disclose certain information about our business and prospects. The complaints assert claims under the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. No trial date or other schedule has been established. We believe these class action lawsuits are without merit. We intend to deny all material allegations and to defend ourselves vigorously. An adverse judgment or settlement in these lawsuits could have a significant adverse effect on our financial condition or results of operations.


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

     As of September 30, 2000, approximately $60.5 million of the net proceeds of the offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The remaining net proceeds are invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of us or our associates, persons owning 10 percent or more of any class of equity securities, or an affiliate of us.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

     27  Financial Data Schedule

Reports on Form 8-K:

     On July 10, 2000, we filed a Current Report on Form 8-K, dated June 26, 2000, to report under Item 2 (Acquisition or Disposition of Assets) our acquisition of enCommerce, Inc. On August 10, 2000, we filed an Amendment No. 1 to Current Report on Form 8-K/A to file under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) historical financial statements of enCommerce, Inc. and pro forma financial information reflecting the acquisition of enCommerce, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENTRUST TECHNOLOGIES INC.
                                      ------------------------
                                            (Registrant)

Dated: November 14, 2000

                                         /s/ David L. Thompson
                                      -------------------------
                                            David L. Thompson
                               Chief Financial Officer and Senior Vice President
                                              of Finance
                                   (Principal Financial and Accounting Officer)

                           ENTRUST TECHNOLOGIES INC.

                               INDEX TO EXHIBITS


EXHIBIT                                        DESCRIPTION
-------                                        -----------

     27  Financial Data Schedule