Form 10-K405
period 2000-12-31
ENTRUST TECHNOLOGIES INC
filed 2001-03-20
CIK 1031283

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on March 9, 2001, as reported on the Nasdaq National Market, was approximately $532,000,000 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

    The number of shares outstanding of the registrant's common stock as of March 9, 2001 was 63,056,738.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered in connection with the Annual Meeting of Stockholders to be held April 27, 2001 are incorporated by reference into Part III of this Form 10-K.

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS

PART I.

                                                                            Page
                                                                            ----
Item 1.   Business........................................................     3
Item 2.   Properties .....................................................    22
Item 3.   Legal Proceedings...............................................    23
Item 4.   Submission of Matters to a Vote of Security Holders.............    23
          Executive Officers and Directors of the Registrant..............    23


PART II.
                                                                            Page
                                                                            ----
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.........................................................    26
Item 6.   Selected Financial Data.........................................    27
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results
          of Operations...................................................    28
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......    44
Item 8.   Financial Statements and Supplementary Data.....................    45
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................    45


PART III.
                                                                            Page
                                                                            ----
Item 10.  Directors and Executive Officers of the Registrant..............    46
Item 11.  Executive Compensation..........................................    46
Item 12.  Security Ownership of Certain Beneficial Owners and Management..    46
Item 13.  Certain Relationships and Related Transactions..................    46


PART IV.
                                                                            Page
                                                                            ----
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K..........    47

SIGNATURES................................................................    48


CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................    49
Consolidated Balance Sheets as of December 31, 1999 and 2000..............    50
Consolidated Statements of Operations for the years ended December 31,
   1998, 1999 and 2000....................................................    51
Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for the years ended December 31, 1998, 1999 and 2000...................    52
Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1999 and 2000....................................................    53
Notes to Consolidated Financial Statements................................    54

    This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among other things, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations" and "--Certain Factors that May Affect Our Business" and elsewhere in this report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in 2001.

    Entrust, Entrust Logo (Elmer), Entrust-Ready, and getAccess are registered trademarks of Entrust Technologies Inc. or a subsidiary of Entrust Technologies Inc. in certain countries. Entrust/Access, Entrust/Admin, Entrust/Alliance Developer Suite, Entrust/Authority, Entrust/AutoRA, Entrust/CBT, Entrust/CMS Toolkit, Entrust/CommerceConnector, Entrust/Desktop Designer, Entrust/DeviceConnector, Entrust/Direct, Entrust/Directory, Entrust/Engine, Entrust/Entelligence, Entrust/Express, Entrust/IPSEC Negotiator Toolkit, Entrust/File Toolkit, Entrust/ICE, getAccess Mobile Server, Entrust Partner
(logo), Entrust/PKI, Entrust/PrivacyServer, Entrust/ProfileServer, Entrust/RevocationCheck, Entrust/RA, Entrust/RA Toolkit, Entrust/Session Toolkit, Entrust/SignOn, Entrust/SNC, Entrust/Solo, Entrust/SSF, Entrust/Timestamp, Entrust/Toolkit, Entrust/Toolkit COM Edition, Entrust/Toolkit Java Edition, Entrust/Toolkit Java Edition for OS390, Entrust/TrueDelete, Entrust/TruePass, Entrust/TruePass with Persistent Encryption, Entrust/Unity, Entrust/VPNConnector, Entrust/WAPConnector, Entrust/WebConnector, Entrust Rapid PKI, Entrust.Net, myEntrust.Net, Entrust@YourService, SecureSummit, We bring trust to e-Business, and Trust Relationship Management are trademarks or service marks of Entrust Technologies Inc. or a subsidiary of Entrust Technologies Inc. in certain countries. All other trademarks and service marks used in this annual report are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

    Entrust Technologies is the leading global provider of Trust Relationship Management(TM) solutions and services that enable organizations to enhance business relationships by ensuring private and personalized interactions, thereby providing the confidence and convenience to exchange information and conduct transactions via the wired and wireless Internet. Today, over 1500 companies and government agencies in more than 40 countries rely on our end-to-end Trust Relationship Management(TM) portfolio, which is based on our award-winning public-key infrastructure (PKI) and authorization technology and the 91 related patents either pending or granted.

    Trust Relationship Management(TM) solutions from Entrust allow organizations worldwide to extend innovative and efficient services to millions of customers, employees and partners. People using Entrust-based services can instantly confirm the identities of business counterparts, engage in confidential communications, access personalized portal services, digitally sign and receive receipts for binding transactions, and securely pay for goods using PC browsers, mobile phones, personal digital assistants (PDAs), other Internet appliances or conventional computers and networks.

    Since we pioneered "Public Key Infrastructure" in 1994, we have provided our award-winning solutions to global enterprises and government entities, including Citibank, Chase Manhattan Bank,

Egg, Countrywide, Telia, FedEx, NASA, the United Kingdom Post Office and the Canadian Department of National Defense. To date, over six million users worldwide have been licensed to use Entrust products.

    Our customers can choose to implement Trust Relationship Management(TM) solutions from Entrust using a variety of options. They can: start using Web and wireless public trust services from Entrust.Net(TM) or our network of 21 affilates operating in 32 countries around the world; use out-sourced services from Entrust@YourService(TM); leverage our expert consultants to manage internally deployed services; or use our professional services consultants to quickly deploy in-house solutions.

    An IDC report estimates that the worldwide market for PKI-based products and Certificate Authority (CA) services will grow from $281 million in 1999 to $3 billion in 2004. In addition, according to Forrester Research, Inc., 65% of online consumers rated privacy extremely important or very important.

    In January 2001, Entrust won the Network Computing Editors Choice award for the top PKI product. In the authorization market, Entrust won the coveted CrossRoads 2000 award and repeated the feat with an exclusive win of the CrossRoads 2001 award for the "most comprehesive information security product for personalization and access management for global e-business portals." The CrossRoads award is significant because winning products must address today's most critical business priorities as determined by primary research with business decision makers. The product must be newly proven to deliver real business results to customers in the field, confirmed by a secondary round of primary research with deployed customers.

    We have research and development labs in Santa Clara, California; Ottawa, Canada; and Zurich, Switzerland. We are headquartered in Plano, Texas and additional offices are located in the United States, Canada, the United Kingdom, Switzerland, Germany, France, Italy, Japan, Singapore, Hong Kong and Australia.

Industry Background

    The substantial growth of the Internet, popularity of the Web and convenience of mobile phones and PDAs has revolutionized the manner in which people communicate and organizations conduct business. World-wide deregulation and intense global competition is driving governments and businesses to deploy cheaper, more efficient Web-based services as well as offer innovative new customer services. Organizations are transitioning from paper to electronic business processes; global legislation such as the US E-Sign bill that recognizes digital signatures as legally binding and the HIPAA (Health Insurance Portbility and Accountability Act) bill that requires conformance, are accelerating this trend. Organizations are streamlining their value chains by integrating processes within and among companies and enabling communications and transactions between employees within the global organization, as well as with partners and customers.

    The opportunity of the Internet and competitors armed with new Internet-based technologies are also driving organizations to expand into global markets, establish and expand global e-business relationships and increase customer loyalty by aggregating services from business units and affiliate partners at global e-business portals, offering broader portfolios of personalized services and cross-selling services to increase the value of their channel.

    Electronic interactions between people and organizations can be divided into two market-based categories: business-to-business (B2B) and business-to-consumer (B2C).

  . Business-to-business transactions and communications occur between businesses and other organizations, and internally within these entities. Forrester Research, Inc. estimates that the market for B2B e-commerce will be $2.2 trillion by the year 2004. These transactions generally require pre-existing or centrally-managed relationships between participants. Goods and services exchanged are primarily paid for by means other than credit cards and, therefore, do not receive the fraud protection provided to consumers by credit card companies.

   Communications between businesses can also be purely informational where the information being sent between parties is often highly sensitive. For example, product research communications between a pharmaceutical company and a collaborating university contain extremely valuable intellectual property or confidential information that needs to be properly protected.

   Business processes between businesses are frequently complex, resulting in a need for sophisticated networking and software solutions. This market typically requires supply-chain management software, procurement and payment systems, virtual private networking and remote access solutions, e-mail systems, electronic forms software, sophisticated Web-based solutions, database systems and human resources applications.

  . Business-to-consumer transactions and communications today are generally interactions between a selling organization and the general public. Gartner, Inc. estimated that the North American market for online consumer transactions will be $142 billion by the year 2004. Consumer interactions today are typically less complex in that they do not require a pre-existing relationship between buyer and seller, and generally have fewer information security requirements. Although many consumer interactions are currently executed over the Web using out-of-the-box Web browser and server software security capabilities, with the growing concerns over privacy and the need for even more personalized services, we anticipate that consumers will demand more complete security solutions.

    The very openness and accessibility that have stimulated the adoption and growth of private networks, the Internet and the Web, create threats to the privacy of individuals, confidentiality of business information and integrity of transactions and communications that are transmitted across or stored on them. Key concerns relating to electronic interactions include the risk of theft, alteration, interception or dissemination of confidential data, fraud, loss of reputation and economic loss. Threats to information security arise both from external sources such as competitors and computer hackers, as well as internal sources, such as curious or disgruntled employees and contractors. These risks today create a serious barrier to customer confidence in Internet-based business services and are driving the demand for effective and comprehensive network and information privacy, personalization and security solutions.

    Confidence in electronic interactions can be significantly increased by solutions that address the following basic requirements:

    Integrity. Data (such as e-mail messages and signed forms) should not be changed, altered, tampered with or compromised by unauthorized manipulation.

    Confidentiality. Data in transit over the network or in storage (such as files on a personal computer or credit card numbers on a Web server or back-end database) should not be disclosed to unauthorized persons.

    Authentication. The identities of the people or parties involved in electronic communications and transactions should be confirmed.

    Authorization. People should only be able to execute transactions or perform operations for which they have been granted permission (such as approving a purchase) only if they have the appropriate signing authority.

    Access Management. Only authorized users should be able to access e-business or e-government portals or view or modify certain data, such as personal bank accounts, distributor discounts and manufacturing inventory numbers.

    Accountability. Signed documents, approved actions and business agreements should be binding. Parties should be able to receive receipts and notarize documents and should not be able to deny the existence of an agreement or approval of an action or repudiate that the exchange took place.

    A wide range of products and services has been introduced to address one or more of these requirements. For example, access management is provided by products such as firewalls and password tokens, which limit network access only to users having recognized addresses or entering recognized passwords, but these products are limited in their flexibility and do not address such requirements as confidentiality, integrity, authorization and accountability. Even Web access-control products only limit access to Web pages and do not address requirements for confidentiality, integrity, or accountability delivered via digitally signed documents and transactions. Encryption devices and programs provide confidentiality, but are device-dependent and do not address issues of access management, integrity, authentication, authorization and accountability. Digital certificates from public trust authorities provide encryption and digital signature capabilities but do not manage personalized access to complex global portals.

    Continuing our tradition of innovation, we are seeking to define Trust Relationship Management(TM) solutions--a category of comprehensive solutions that not only create confidence but also deliver the convenience demanded by millions of people served by governments and businesses around the world.

    Our Trust Relationship Management(TM) solutions ensure the integrity and confidentiality of documents, e-mail messages and transactions as they travel over public networks as well as while they are stored on personal computers, Web servers and back-end servers. Our solutions include over 115 Entrust-Ready(TM) integration-tested partner products, can authenticate people via passwords, tokens, biometric devices, smart cards and digital certificates, and make sure that only the right people access the right information in documents, e-mail messages, Web pages and business applications, including Enterpise Resource Planning (ERP), Customer Relationship Management (CRM), Supply Chain Management (SCM) and other applications. Our Trust Relationship Management(TM) solutions enable personalized access to information at the portal and give people the choice of using personal computers or mobile devices to access information. Our solutions enable business-critical paper processes to be replicated electronically-people using personal computers or simple Web browsers can sign documents and conduct crucial business.

    Organizations managing trust relationships with our solutions can attract more customers, convert anonymous one-time customers into repeat, known customers and increase loyalty of customers, partners and suppliers by delivering dynamically personalized services based on individual preferences. Governments managing trust relationships with our solutions can serve millions of citizens and businesses with easy access to private and personalized information and services, achieve greater efficiencies of operations, and meet the needs of their nations in the 21st century. Both global businesses and governments around the world can leverage a single, consistent infrastructure for managing trust relationships with all audiences, integrated with their existing information technology (IT) infrastructure. The same infrastructure from Entrust can evolve to meet their growing needs, for example, as they move from Web to wireless delivery of services.

Entrust Trust Relationship Management(TM) Solutions

    We provide seamless, scalable Trust Relationship Management(TM) solutions from a single solutions provider. Our Trust Relationship Management(TM) solutions have been deployed successfully by more than a thousand companies and governments to extend innovative and highly efficient services to millions of customers, partners and suppliers-over conventional computers and networks, wireless PDAs and mobile phones, and other Internet devices.

    Our technologies have become the world standard for e-business security and privacy. The integrity that defines and distinguishes our technologies extends to every aspect of Trust Relationship Management(TM) solutions, giving companies, financial institutions, governments and consumers around the world confidence in the protection of their financial, intellectual and personal assets. In short, we provide the trust needed to enhance relationships being built on the Internet.

    A key differentiator for us is the manner in which we group the components that underly our Trust Relationship Management(TM) solutions to meet specific business needs. We have developed four specific solutions groupings, namely:

  . Enterprise Solutions;

  . Virtual Private Network (VPN) Solutions;

  . Web Portal Solutions; and

  . Mobile Solutions.

  Entrust Enterprise Solutions

    In spring 2000, the Computer Security Institute (CSI) reported that while the average attack on corporate computers or networks by outsiders cost the target enterprise $57,000, the average insider attack costs the enterprise $2.7 million. Further, InfoSecurity magazine indicates that the number of companies with insiders who stole, sabotaged or intentionally disclosed proprietary data in 2000 increased 41% over 1999, while those reporting the physical theft of equipment nearly doubled.

    To improve efficiency and effectiveness, companies are automating business processes. Indeed, business process integration applications such as ERP, SCM, CRM, workflow and e-forms have been put online to improve productivity and reduce paper costs and unnecessary overhead. Many enterprises communicate electronically through e-mail, and intranet/extranet Web access helps to streamline the management of information and knowledge in an increasingly dispersed business world.

    Entrust Enterprise Solutions enable organizations to give their employees confidence in the business transactions and communications that occur throughout their organization. By seamlessly integrating Trust Relationship Management(TM) solutions into enterprise applications and systems, we provide companies with the flexibility to meet their evolving e-business requirements and to capitalize on the shift from traditional to online transactions.

    Key business applications of Entrust Enterprise Solutions include:

  . Secure Intranet to ensure authorized access to confidential information.

  . Secure e-Mail to ensure message confidentiality not only for employees, but also for customers, suppliers and partners with whom they share mission-critical information.

  . Secure Business Process Integration to bring trust to the workflow systems and applications that manage business relationships, including ERP, SCM, CRM and e-forms.

  . File Protection to eliminate concerns over stolen laptops (or other devices) by providing file confidentiality and integrity.

  . Digital Signature to enable tamper-resistant, legally binding transactions and dispute resolution.

  . Single Sign-On and Application Integration to make security easy to use and transparent across commonly used enterprise applications.

    Entrust Enteprise Solutions leverage the strength of the award-winning Entrust/PKI(TM). Our highly scalable and flexible PKI platform offers end users encryption and digital signature functionality, and transparently performs full lifecycle management of users' keys and digital certificates. Because many organizations operate their business systems on numerous platforms, Entrust/PKI supports a wide variety of operating systems, devices and applications, and also complies with open industry standards. Entrust/PKI works across: Windows-NT and UNIX servers; Windows, UNIX, Macintosh and Java clients; wireless devices such as mobile phones and pagers; and biometric devices such as fingerprint readers and smart cards. Further, Entrust/PKI allows enterprises to extend Trust Relationship Management(TM) solutions to hundreds of popular end-user applications, including SAP, PeopleSoft, Microsoft, Qualcomm, Lotus and Adobe Systems.

    Entrust Enteprise Solutions are comprehensive solutions that enable internal processes to be moved online securely. Organizations that have implemented Entrust Enterprise Solutions have improved process efficiency and effectiveness. Our customers have used our solutions to realize cost savings and employee productivity gains with peace of mind, knowing that mission-critical information is secure.

  Entrust VPN Solutions

    In April 2000, Infonetics Research reported that worldwide expenditures for virtual private network (VPN) products and services will jump from $6.3 billion in 2001 to over $39.8 billion in 2004.

    In today's global business environment, it is unusual for workers to be located in a single office. Often, many employees work from home or from small satellite offices. Further, home or small offices often lack IT expertise and possess limited budgets for technical and infrastructure resources. In addition, the traditional enterprise of the past has been replaced with today's virtual enterprise in which mission-critical information is shared among employees, customers, partners and suppliers. All of these geographically dispersed knowledge workers need access to key assets such as human resource systems, accounting systems, production and forecasting systems, databases and shared workgroup documents in order to perform their jobs efficiently and effectively.

    Virtual private networks have become a popular, high-speed and cost-effective method for providing access to corporate assets and mission-critical information from geographically dispersed sites. VPNs are rapidly growing in popularity. According to InternetWeek Online, 29% of surveyed IT managers have already deployed a VPN, 34% plan to do so within six months, 21% plan to do so within 6-12 months, and 16% plan to do it in more than 12 months. However, 90% of respondents cited security as a concern in their VPN deployments.

    Entrust VPN Solutions bring trust to business communications and transactions conducted across a distributed organization of remote employees, as well as among partners, suppliers and customers conducting collaborative e-business transactions and communications. By integrating Trust Relationship Management(TM) solutions with the critical network applications and resources managed by VPNs, we give users confidence in the integrity and privacy of their e-business interactions- outside, inside and across the firewall. Entrust VPN Solutions incorporate the following features:

  . Authentication to ensure the privacy of interactions and provide authorized access to high-value applications and transactions.

  . Encryption to protect confidential information.

  . Remote User Support to give remote users trusted, on-demand access to network resources.

  . Remote Office Support to provide remote offices with trusted, permanent network connectivity.

  . Digital Signature to enable tamper-resistant, legally binding transactions and dispute resolution.

    Entrust VPN Solutions provide a cost-effective means to connect remote employees, customers, partners and suppliers to our customers internal networks-transparently and securely.

  Entrust Web Portal Solutions

    In December 2000, IDC predicted that by the end of 2001, 50.7% of organizations plan to have corporate portals installed. In March 2000, the Strategis Group predicted that there will be 300,000 wireless portal-users by the end of 2001, 5.7 million by 2002 and 14.5 million by 2004.

    Most companies want to capitalize on the growing e-business market. More importantly, companies need a strategy to retain existing customers, build new customer relationships and increase market share and revenue. Businesses want to present a single online face to their customers, but often end up operating separate Web sites for various services, such as online banking and brokerage, requiring customers to remember and use multiple usernames and passwords.

    By moving transactions and information sharing to one online source, Web portals effectively increase customer convenience and drive higher transaction volumes. In addition, Web portals are becoming competitive differentiators for online businesses, with customers demanding the widest possible range of online services that are easy to use.

    Entrust Web Portal Solutions encourage customer and partner loyalty by providing the confidence and convenience to conduct business through an organization's Web portals. By leveraging a company's current IT infrastructure, including the applications that manage business relationships, Entrust Web Portal Solutions enable a company to quickly bring new products and services to market via the Web. Based on our award-winning authorization technology, our Web Portal Solutions address the needs of bringing trusted relationships to Web portals, including:

  . Authentication to ensure the privacy of interactions and provide authorized access to high-value applications and transactions.

  . Single Sign-On to give each user a single, convenient entry point for accessing the multiple applications that manage business relationships.

  . Digital Signature solutions to enable the tamper-resistant, legally binding transactions and dispute resolution that give people confidence in conducting business through Web portals.

  . Device-Independent Access making it convenient for customers and partners to conduct business anywhere: in the office, at home or even a public kiosk.

  . Scalability to meet the performance and availability demands of millions of simultaneous users.

    Entrust Web Portal Solutions focus on the implementation of an effective security infrastructure, including full support for authentication and authorization services, one-way password encryption, centralized logging services, and a secure messaging infrastructure. Authentication ensures that users are who they claim to be while authorization establishes which resources that user is approved to access. A one-step login process eliminates the need for users to remember multiple passwords and ensures the user is fully authenticated and authorized for each resource accessed.

    Entrust Web Portal Solutions allow businesses to grow their online services and foster a convenient and trusted environment that maximizes privacy and confidentiality and enables legally binding, high-value transactions to be completed online.

  Entrust Mobile Solutions

    In July 2000, Ovum predicted that global revenues from wireless portals are set to increase from $747 million in 2000 to $42 billion in 2005. According to a Forrester report, 90% of European enterprises are planning their wireless Internet presence. More importantly for Entrust, in August 2000, the Burton Group stated that "mobile commerce without robust security is a recipe for disaster."

    Today's consumers are demanding that services be available any time, anywhere, using any device - whether it is in an office using a laptop computer, on a train using a mobile phone, at the mall using a kiosk or in a meeting using a PDA.

    These new wireless devices offer significant opportunities to solidify relationships by providing value-added services and greater access to mobile customers. Building ongoing relationships and loyalty with customers is, in turn, the key to greater revenue opportunities and ultimately mobile e-commerce success.

    The issue for companies is how to securely give users the same level of personalized network connectivity they have become accustomed to. Whether in a wired or wireless world, these users expect to have the same level of access provided to them regardless of how they access a site.

    Entrust Mobile Solutions allow organizations to build stronger, trusted relationships with customers and partners by providing greater convenience and delivering new products and services through these users' devices of choice. Supporting alternative Internet devices, such as mobile phones and PDAs, Entrust Mobile Solutions address the needs of bringing trusted relationships to mobile devices, including:

  . Authentication to ensure the privacy of interactions and provide users of mobile devices with authorized access to high-value applications and transactions.

  . Single Sign-On to give each user a single, convenient entry point for accessing multiple applications, regardless of device.

  . Digital Signatures to enable the tamper-resistant, legally binding transactions and dispute resolution that give people confidence in conducting business through their Internet devices.

    Consumers are redefining customer service as providing secure access any time, anywhere, anyhow. Entrust Mobile Solutions allow organizations to meet these demands.

  Services Offerings

    We offer not only Trust Relationship Management(TM) solutions for a company's Enterprise, VPN, Web Portal and Mobile needs, but also the same comprehensive solutions as either product or service, giving companies the choice they need.

    For customers who want to deploy an Entrust solution on a managed, outsourced basis, we offer Entrust@YourService(TM) and Entrust.Net(TM) services. These services help companies get to market quickly by allowing them to deploy secure e-business solutions without losing focus on their core competencies.

    As part of the launch of Entrust@YourService(TM) early in 2000, we entered into a strategic alliance with Cash Tax, Inc., a subsidiary of First Data Corporation, a large electronic commerce and payment services company. Through this alliance, we are addressing the growing needs of customers that want to enable Trust Relationship Management(TM) solutions but not manage the associated ongoing operational tasks. Entrust@YourService is designed to quickly and efficiently provide customers with comprehensive, end-to-end security solutions on an outsourced basis, while still providing these customers control of the system implementation.

    Moreover, because both the in-house and managed services model use our Trust Relationship Management(TM) framework, customers have the flexibility to easily transition between the two models to support their evolving business needs. Launched in 1999, Entrust.Net(TM) rounds out our portfolio of outsourced services with Web and Wireless Application Protocol (WAP) server certificate offerings. These services enable Secure Sockets Layer (SSL) security for doing business over the Internet. Entrust.Net(TM) offers certificates for individual businesses, as well as resale opportunities to companies interested in offering their customers a full line of e-commerce services and solutions.

    Entrust.Net(TM) manages the issuance of multiple types of certificates, including Web server certificates that are used to secure Web-based transactions and WAP server certificates to secure wireless transactions between mobile devices and WAP servers.

    Entrust.Net(TM) also offers the myEntrust.Net(TM) service whereby a business can set up a centrally-managed, self-service point-of-purchase for SSL certificates. This service offers value to organizations whose e-business initiatives have grown to the extent that multiple SSL servers need to be managed across disparate groups.

Strategy

    Our objective is to strengthen our leadership position in the trust solutions market by continuing to focus on our customers and by expanding our product and service offerings. We are in the process of evolving from a technology company to a customer centered company, from a software provider to a software and services company, and from a product vendor to a solutions company. We intend to accelerate this evolution by:

  . expanding our portfolio and growing our solutions to include not just enterprise applications but also Internet, Web and mobile solutions;

  . broadening our customer relationships and cross selling our expanded portfolio to our large customer base;

  . increasing our sales capabilities and enhancing our direct sales force through partnerships and the growth of our indirect channel; and

  . accelerating the expansion of our global presence around the world.

  Expanding Services

    In May 1999, we founded Entrust.Net(TM), a certification authority services business which currently provides certificates for Web and wireless servers. From July 1999 through December 2000, Entrust.Net(TM) sold over 55,700 Web and WAP server certificates, representing a 400% revenue growth rate for 2000. In addition, we have embedded our certification authority in popular applications, including Microsoft's and Netscape's browsers and Microsoft's Windows 2000 operating system. We currently have 21 Entrust.Net(TM) affiliates offering services in 32 countries, including the United States, Canada, the United Kingdom, the Netherlands, Lebanon, Egypt, the United Arab Emirates, Saudi Arabia, Israel, India, Singapore, the Philippines, Malaysia, Korea, Japan, Ireland, Australia, New Zealand, Thailand, Cambodia, Myanmar, Laos, Vietnam, Taiwan and Australia. We are also rapidly expanding into Latin America and have established relationships with partners in Argentina, Brazil and Mexico and with resellers in Chile, Colombia, Peru, Uruguay and Venezuela.

    In 2000, we launched our outsourced Certificate Authority business, Entrust@YourService(TM), which helps customers outsource and expedite their project deployments and leverage our competencies and expertise. Entrust.Net(TM) and Entrust@YourService(TM) each provide new and incremental revenue streams to our conventional software business model. The services also offer the potential of creating revenue that is recognized for accounting purposes on a ratable basis, which we believe will give us better visibility into our results and creates the potential for year over year renewals of the service.

    In addition, our acquisition of CygnaCom Solutions in March 2000 has strengthened our professional services capabilities. Our growing team of nearly 300 expert consultants helps customers design, develop, integrate and deploy their custom solutions.

  Expanding Solutions

    Our products have been deployed commercially through multiple versions for more than six years. Our technological leadership is attributable in large part to our research and development team, which includes researchers with international reputations in their fields. We intend to maintain and enhance our technological leadership by continuing to invest in product research and development, to extend the functionality and interoperability of our products, and to participate actively in industry standards-setting organizations.

    In order to better serve our customers, we are leveraging our extensive product portfolio and moving to offer Trust Relationship Management(TM) solutions including VPN, Enterprise, Web Portal and Mobile solutions. The markets for our traditional VPN solutions and Web Portal solutions continue to grow at a rapid pace. As a result of product integration following our acquisition of enCommerce, our solutions enable customers to securely access portals, sign documents and ensure security from start to finish, from the user's browser through the portal and back end servers.

    In 1999, we introduced our WAP server certificates and, with our Mobile solution, we are well positioned as the adoption of cellular phones, pagers, PDAs and other wireless devices grows. We continue to target our sales and marketing activities at governments and global 2000 organizations and are beginning to develop vertical industry-specific solutions for our growing customer base in the financial services, telecommunications, government, healthcare and manufacturing sectors.

  Expanding Partnerships

    To encourage widespread adoption of our solutions, we have established an Entrust Partner Program which currently includes:

  . Value-added resellers and original equipment manufacturers, such as Alcatel, Compaq, Check Point Software, Unisys, Siemens and IBM, which resell our products with their hardware and networking solutions;

  . Consultants and system integrators, such as PricewaterhouseCoopers, Ernst & Young, IBM Global Services, Accenture, EDS, Schlumberger and KPMG, who recommend and implement our Entrust Trust Relationship Management(TM) solution as part of their overall service offerings;

  . Application developers, who have introduced more than 115 off-the-shelf, certified Entrust-Ready products and applications, including solutions for SAP R/3, PeopleSoft, Documentum, Sybase, Nortel Networks, Oracle, Vignette, Intel, Lotus, Adobe, Novell GroupWise, Axent, Jetform and Shana;

  . Interoperability relationships with companies such as Cisco, Netscape, Microsoft and Network Associates, which offer products that can interoperate with and utilize the security features of our PKI solution;

  . Managed services providers such as Cash Tax, Inc., beTRUSTed (a
    PricewaterhouseCoopers subsidiary) and EDS, which offer or plan to offer outsourcing services for our customers; and

  . Wireless suppliers such as Nokia, Motorola, Schlumberger, Oberthur and
    Research In Motion, or RIM, which offer interoperable security solutions with their devices.

    We intend to continue to invest in and enhance the Entrust Partner Program, which provides services and products to partners, both to offer complete solutions to our customers and to broaden adoption of our solution across markets and geographic areas.

    Expanding our Global Presence

    During 2000, our international team grew from 53 to 121. The size of our global team increased significantly in June as a result of our acquisition of enCommerce. Sales of our products and services generated outside of North America during 2000 increased by 235% compared to 1999. We intend to continue to add resources in the Asia Pacific and Latin American regions to support the growing demand for our solutions in those areas. We also intend to extend our global sales coverage by building additional relationships with global distributors.

    Increasing Sales to our Installed Customer Base

    We have more than 1,000 customers that have purchased either an initial PKI or Portal Access Management solution from us. We intend to promote sales of additional licenses and applications to these existing customers. With our acquisition of enCommerce, our broad portfolio of Trust Relationship Management(TM) solutions and our strong customer relationships, we have the opportunity to market additional solutions and services to both our PKI and authorization customers.

Customers

    Our customers are generally domestic and foreign government entities and Global 2000 companies, including financial, health care, telecommunications and large manufacturing organizations. As of December 31, 2000, we had licensed our software to more than 1,500 customers in over 40 countries, who in turn have used the software to deliver services to millions of business and consumer end users.

    The following is a representative list of our current customers that have accounted for more than $200,000 of revenues each:

  Bank of Bermuda              Exodus                 Royal Mail
  Bell Emergis                 Government of          S.W.I.F.T.
  BeTRUSTed                    Ontario                Schlumberger
  (PricewaterhouseCoopers)     J.P. Morgan            State of Illinois
  Bureau of Census             Mackenzie Financial    Teledenmark
  Canadian Dept. of            MCI Worldcom           Telenor
  National Defense             NASA                   Telia
  Canon                        NETTRAK                Thomson Consumer
  Chase Manhattan Bank         New York Life          Electronics
  Citibank                     Nortel Networks        United Kingdom Post
  Columbia/HCA Healthcare      Perot Systems          Office
  Corporation                  Personal Path          U.S. Coast Guard
  Countrywide                  Systems                U.S. Patent and
  EDS                          Pharmacia UpJohn       Trade Office
  Egg                                                 U.S. Postal Service
  Ericsson

    Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 1998, our three largest customers accounted for an aggregate of 23% of total revenues, with no individual customer accounting for more than 10% of revenues. In 1999, our three largest customers accounted for an aggregate of 31% of revenues, with the largest customer accounting for 24% of revenues. In 2000, no one customer represented more than 10% of our total revenue. By the fourth quarter of 2000, license revenues from our top five customers in the period accounted for 23% of total revenue; this is down substantially from the fourth quarter of 1999 in which license revenues from our top five customers accounted for 44% of total revenue. Although our largest customers have varied from period to period and have dramatically declined as a percentage of revenue, we anticipate that our results of operations in any given period will continue to depend to some extent upon revenues from a small number of customers.

Research and Development

    Our research and development efforts are focused on developing new products, core technologies and enhancements to existing product lines to maintain and extend our technology and product leadership position. We spent approximately $12.8 million, $16.6 million and $27.6 million on research and development in 1998, 1999 and 2000, respectively.

    As of December 31, 2000, our research and development staff consisted of 266 employees. With the addition of enCommerce, we added significant research and development capabilities in Santa Clara, California and expanded our internationally-recognized team of professionals.

    Our research and development staff is active in several prominent standards-setting bodies, including IETF (Internet Engineering Task Force), ANSI (American National Standards Institute), the Internet PKIX group and ISO, and has contributed to a number of standards in the Internet and data security areas. We believe that we are well situated to respond to changes in relevant industry standards, and to continue to participate in the development of these standards as the requirements of enterprises and users become increasingly complex.

    We employ a number of different methods for identifying product extension opportunities and new product candidates, including user group meetings and direct customer feedback. We also have an active program of partnership and cooperation with companies developing complementary technologies, and continued participation and leadership in industry standards-setting bodies such as the IETF, OASIS, the ANSI and the PKI Forum.

    Some of our current and planned product development efforts include:

  . continued integration of our public-key infrastructure products and authorization products;

  . enhancements to our product line to support our Enterprise, VPN, Web
    Portal and Mobile Solutions; and

  . enhancements to our Entrust.Net(TM) portfolio of products (for example, our recently announced Digital Signature ID service).

    We also are continuing to increase the number of third-party applications and services that our PKI and authorization solutions can enable, through our various Entrust Partner programs.

Products

    Our Trust Relationship Management(TM) solutions provide an integrated, open and scalable security framework that addresses e-business security needs across multiple platforms and applications. Our solutions also include robust features, such as support of multi-application certificates, that make them well-suited for high-value, e-business applications. The product categories that we bring together to form the Trust Relationship Management(TM) solutions are:

  . PKI Infrastructure, which provides the requisite networking and security features to enable secure transactions and communications;

  . Authorization Infrastructure, which delivers private, personalized information and services to e-business portals;

  . Desktop Applications that transparently integrate Trust Relationship
    Management(TM) into common applications found on the end-user's desktop;
    and

  . Application Developer Toolkits, which allow third-party application developers to quickly and safely develop Entrust-Ready applications.

  PKI Infrastructure

    Our PKI infrastructure comprises software that manages and administers life cycles of keys and digital certificates throughout an organization and across multiple applications. The management of keys and digital certificates is essential to maintain security, ease of use and low-operating costs. Critical elements of a PKI system, such as routinely updating keys prior to expiration and maintaining copies of historical keys to ensure data "locked" by these expired keys will not be lost, is all handled automatically by our PKI infrastructure.

    The PKI infrastructure is configurable to support the generation of certificates for virtual private network technologies and Web browsers and servers. It also supports multiple hardware devices such as smart cards, PC cards, biometric devices and third-party key storage systems. Finally, the infrastructure provides a secure timestamping capability that is valuable in business-to-business transactions and communications where the tracking of time is an important element of the interaction.

    We released the initial version of our PKI in 1994, with major upgrades in 1996, 1997, 1998 and 1999. Historically, the PKI infrastructure has generated a major portion of our revenues. The following table lists the products that constitute our core PKI solution, as well as a brief description of each product.

 Product Name                              Description
 ------------                              -----------
 Entrust/Authority........................ Provides comprehensive certification authority and key recovery
                                           capabilities, among numerous other
                                           functions.
 Entrust/RA............................... Allows registration authorities, or
                                           RAs, to perform administrative
                                           tasks.
 Entrust/AutoRA........................... Allows automated registration and administration of users.
 Entrust/Roaming.......................... Provides mobile users with secure access to their keys and
                                           certificates across multiple
                                           workstations.
 Entrust/Timestamp........................ Securely establishes the time at which data was digitally signed.
 Entrust Electronic Identities............ Enterprise user "accounts" that authorize use of different types of
                                           certificates.
 Entrust/Entelligence and Entrust/Engine.. Enables use of multi-application and single-application certificates with
                                           Entrust-Ready applications.
 Entrust/WebConnector..................... Enables use of digital certificates with popular browsers and servers,
                                           such as those offered by Microsoft
                                           and Netscape.
 Entrust/VPNConnector..................... Enables use of digital certificates in standards-based VPN devices.

  Authorization Infrastructure

    Authorization infrastructure is used to establish which resources a particular, known user is approved to access or use. Products falling under the authorization infrastructure category include:

 Product Name                      Description
 ------------                      -----------
 getAccess........................ Provides all-in-one single sign-on and secure access control for the Web-enabled
                                   resources.
 getAccess Mobile Server.......... Enables and secures mobile business, providing key functionality to manage users
                                   and their access privileges.
 Entrust/TruePass................. Provides easy-to-use transaction security and digital signatures for Web sites.

  Desktop Applications

    Our Trust Relationship Management(TM) solutions support a wide variety of applications from multiple vendors that enhance the flexibility and usefulness of our solutions. We have also developed a number of desktop applications in order to meet specific customer demands and facilitate implementation. These products both complement and interact with the Trust Relationship
Management(TM) solutions to offer users enhanced functionality and increased interoperability with third-party applications, or they can operate as independent products, offering distinct functionality.

    The following table lists applications that we offer, including a brief description.

 Product Name                      Description
 ------------                      -----------
 Entrust/ICE...................... Provides security for files and folders.
 Entrust/Express.................. Provides security for popular e-mail applications, such as Microsoft's Exchange
                                   and Outlook products, Lotus Notes and
                                   Qualcomm's Eudora.
 Entrust/TruePass................. Provides easy-to-use transaction security and digital signatures for Web sites.
 Entrust/Direct................... Provides Entrust's automated key and certificate management features to secure
                                   Web sessions for intranets and specialized
                                   extranets.
 Entrust/Unity.................... Provides Entrust's automated key and certificate management features to Netscape
                                   and Microsoft products.
 Entrust/TrueDelete............... Securely erases files from disks.
 Entrust/SignOn................... Allows single sign-on to Entrust-Ready applications and Windows operating systems.
 Entrust/Access................... Provides secure virtual private network functionality over the Internet.
 Entrust Security for SAP R/3..... Provides PKI security for SAP systems and applications. Certified by SAP.
 Entrust Security for PeopleSoft.. Provides PKI security for PeopleSoft systems and applications. Certified by PeopleSoft.

  Application Developer Toolkits

    Our family of open, easy-to-integrate application programming interfaces
(APIs) provides security services, including full key life cycle management, to a broad range of applications. These toolkits operate across a variety of operating systems and support multiple programming languages. Because key and certificate management represents the most difficult aspect of adding security to an application, our toolkits add value by making it easy for developers to make their applications

Entrust-Ready. The toolkits allow developers to rapidly make their applications secure, but do not require developers to understand the complexities of information security. Our toolkits reduce the operating costs of their applications because customers only have to operate a single PKI, and their Entrust-Ready applications operate in a consistent, cohesive manner.

Services and Support

    We believe that a high level of customer partnering in service and support is critical to our success. This close service and support relationship is important to facilitate rapid implementation of our solution, assure customer satisfaction and gain valuable feedback regarding evolving customer requirements. Toward these ends, we have made a significant investment in expanding our services and support organization, which, as of December 31, 2000, consisted of 292 employees. Our services personnel have a broad range of experience in network security integration and include mathematicians, cryptographers and system designers.

    Our professional services team is made up of system integrators, software developers and consultants whose mission is to assist our customers in integrating our Trust Relationship Management(TM) solutions into their e-business infrastructures. Activities of the professional services organization are supplemented with a Professional Services Partner Program that includes PricewaterhouseCoopers, Accenture, Siemens, EDS, Ernst & Young, KPMG and other consulting and systems integration companies. Our team's phased approach to deploying solutions is targeted at getting the customer up and running as quickly as possible, without cutting corners or skipping valuable services. This team gives us the required resources to ensure our customers realize their e-business objectives.

    Our support team is committed to delivering top-quality support to its customers under the Entrust/Reliance(TM) Customer Care Program. This three-tiered, global support program gives our customers choice in the service levels required for their IT security team. Our support specialists are highly trained professionals dedicated to providing superior customer service worldwide.

    Our support offerings include:

  . 24-hour, 7-day direct telephone consulting support by experienced technical account representatives;

  . 24-hour pager access, e-mail and fax support;

  . Internet access to our knowledge repository; and

  . Technical Account Management services for our top-tier customers.

    Payment of an annual maintenance fee also entitles customers to receive software enhancements to their licensed versions of our solution.

Sales, Marketing and Business Development

    We offer our products and services through a multi-tiered approach reflecting the characteristics and buying behavior of the markets we cover. As of December 31, 2000, we had 404 employees in sales, marketing and business development.

  Sales

    We utilize a strategic combination of direct and indirect sales channels around the globe. The direct sales force is primarily targeted at the Global 2000 organizations. Our indirect channels augment our coverage of the Global 2000 as well as add specialized coverage in vertical markets (both technological and/or geographical verticals). We believe that our direct sales force, working in conjunction with indirect channels offering complementary products and services, gives us a competitive advantage in responding to customer needs as they evolve.

  Direct Sales

    To address our target market of Global 2000 organizations and select strategic verticals (government, health care, financial services and telecommunications), we offer our products and services in North America, Europe and select countries in the rest of the world through a direct sales force. We believe that direct coverage by our sales force is often necessary in light of the sophisticated requirements of our targeted customer base. Our direct sales force is divided into nine North American geographic or vertical focus teams and seven European geographic regions. We have a regional team in Asia and a team in Latin America that offer products primarily through local channel partners, but also have the option of selling direct.

    We assign direct sales teams to specific accounts as their exclusive responsibility. These teams are responsible for offering all Entrust products and services to the customer.

    We also established a North American Emerging Markets Sales Group responsible for identifying and pursuing customer opportunities outside the defined responsibilities of the regional sales teams. The Emerging Markets team has the option of selling directly or though an indirect selling partner.

    In order to take advantage of unique market opportunities with regards to the Entrust.Net(TM) and wireless security products, we have established small, focused overlay sales teams designed to support all our sales channels with sales of these specific products.

    In order to create channel harmony between direct and indirect sales resources inside our company, direct sales staff are compensated the same if they sell directly to one of their targeted customers or sell with indirect channels.

  Indirect Sales

    To supplement our direct sales force, we have an indirect sales team focused on developing alternative channels to market for our solutions. This team is focused on identifying new channels for selling our solution, and then developing the proper relationships to fulfill sales objectives. Their focus is mainly on value added resellers (VARs), distributors and agents, application service providers (ASPs), trusted third parties (TTPs), Big 5 consultants and system integrators and originial equipment manufacturers (OEMs). They work with these organizations to set up reseller agreements for selling our Trust Relationship Management(TM) solution. This is a growing area for us and represents a significant opportunity for us to leverage other organizations' sales forces and customer bases. Indirect channels include:

  . VAR and OEM partners that focus on creating bundled solutions to permit customers to purchase total desktop applications incorporating our functionality. These partners include Compaq, EDS, Hewlett-Packard, Siemens and IBM, which resell our products with their hardware and networking solutions, as well as Check Point Software and Alcatel, which bundle our PKI solution with their own software products.

  . Distributors and agents that promote and sell our products in defined geographic markets.

  . Consultant and Systems Integration partners that recommend and implement
    Entrust-Ready security solutions as part of their overall service offerings to customers, thereby differentiating their offerings through the inclusion of PKI functionality. These partners include
    PricewaterhouseCoopers, Accenture, Ernst & Young, Unysis, Arthur Andersen, IBM Global Services and KPMG.

  . TTPs and ASPs that set up and manage outsouced certification authority services to provide certificate-based trust solutions to their customers. These partners include EDS, beTRUSTed and Exodus.

  Marketing

    To support our sales force, we have a marketing team whose goals are to create a consistent, focused communication strategy that increases awareness of our Trust Relationship Management(TM) solutions and brand, and to leverage that awareness in the identification of new sales opportunities. The marketing team conducts marketing programs that include direct mail, trade shows, annual seminar series, executive breakfasts and ongoing customer communication programs. We have organized a number of major events, including the annual Entrust SecureSummit(TM) that was held in January 2001 in San Diego, California.

  Business Development

    To identify and develop strategic relationships with targeted industry partners more effectively, we have a business development organization that pursues selected business development activities, including the administration and promotion of our Entrust Partner Program. These activities permit us to strengthen our relationships with existing strategic partners and identify and encourage new providers of software, network, computing and communications products to make their products Entrust-Ready. Our business development personnel are spread throughout a number of the different business units to give us better coverage in certain areas of our business.

Competition

    We have achieved rapid growth and market leadership as a result of the following differentiators:

  . Customer success;

  . Powerful, strategic partnerships;

  . Solution breadth and value;

  . Interoperability and standards leadership;

  . Low cost of ownership; and

  . Scalability.

    Identifying new markets and opportunities in advance of current competitive thinking has been a consistent theme at Entrust. Our breadth of offering, key partnerships and our number of customers in the Enterprise, VPN, Web Portal and Mobile segments are testimony to our success. Further, the growth and success of Entrust SecureSummit 2001 also speaks to the breadth of customers and their satisfaction with engaging Entrust as a partner in their e-business initiatives.

    As a result of our solutions strength and ability to execute, we currently compete, or may compete in the future, with any of the following organizations:

  . Certification Authority Service Providers that are not using an Entrust infrastructure. These include VeriSign, Baltimore Technologies (through a service arm formerly known as Cybertrust) and any affiliates or partners these companies engage to represent and/or resell their certificate authority services.

  . Public-Key Infrastructure Providers that develop and market PKI products. This includes RSA Security (which recently acquired XCert), Baltimore Technologies and others.

  . Privilege Management and Authorization Software Vendors, including
    Netegrity, Securant and several recent entrants to this market such as Baltimore Technologies (through acquisition of Nevex), Oblix and others.

  . Large Organizations that are developing complementary technology to existing products and services. This includes organizations such as Computer Associates, IBM, Microsoft and Network Associates that offer PKI and/or authorization functionality as standalone or embedded functionality within their respective products or services.

    We believe that the principal competitive factors affecting the market for e-business security technology include: technical features; ease of use; quality/reliability level of security; scalability; customer service and support; and price. Although we believe that our products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

Regulatory Matters

    Our products are subject to special export restrictions administered by the governments of the United States, Canada and other countries. Our products are also subject to import restrictions and/or use restrictions imposed by countries such as France. Consequently, our ability to export our products to destinations outside of the U.S. and Canada is subject to a variety of government approvals or licensing requirements. Re-export of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these restrictions, depending on the country of destination, industry sector, and/or end user, some of our products may not be sold to certain parties, and some products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada, and there can be no assurance that we will continue to be able to export our products to any destinations outside of the U.S. and Canada. Such restrictions could potentially have an adverse effect on our business, financial condition or results of operations.

    On January 14, 2000, the United States Department of Commerce issued new export regulations that apply to products that contain or use cryptography. These regulations generally make it substantially easier to sell U.S. encryption products abroad. In general, the new rules eliminate the constraints on the strength of the encryption that may be exported, after a one-time review of the product, and greatly broaden the end users who may receive the products without a license. On October 19, 2000, the United States Department of Commerce further amended the export of encryption in ways that should relax some of the reporting requirements and allow quicker export of new products to many countries.

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

    In substance, the new rules are as follows: software products still cannot be exported to the embargoed countries of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Taliban-controlled areas of Afghanistan and are strictly controlled to Serbia. However, after a one-time government review, encryption products of any key length will be exportable to non-governmental end users worldwide, except for the embargoed countries or certain individual parties. Thus, it is generally no longer necessary to follow separate rules based on encryption key length, "recoverability", or the type of end user or end use. The Department of Commerce has indicated recently that eleven of our products are now exportable to non-governmental end users worldwide without further review under the revised regulations, except to the embargoed countries listed above. In addition, our products which have been approved by the Department of Commerce in the past may be exported to non-government end users without a new technical review unless exports were previously limited to subsidiaries of U.S. companies. Encryption items may be exported to foreign subsidiaries of U.S. companies without any prior review or licensing, but new products developed from the exported products are still subject to a one-time government technical review.

    If the government determines that an encryption product is a retail product, then it may be exported to any user, including foreign government end users, in non-embargoed countries. Retail certification requires a new application to the Commerce Department, except that previously-reviewed 56-bit products and "finance-specific" products are considered to be retail products without additional review.

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

    Entrust now has 19 products that are classified under the Export Administration Regulation as 5D002 "retail" and 9 that are 5D992 "no license required".

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

Intellectual Property

    We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. Entrust Technologies Inc. (including its subsidiaries) owns 22 issued patents and currently has 69 pending patent applications as of February 28, 2001. Pursuant to patent cross license agreements, some of these patents are and will continue to be subject to certain license grants to others, including Nortel Networks and certain of its licensees. We have copyright and trade secret rights for our products, consisting mainly of source code and product documentation. We use a printed "shrink-wrap" license for users of our products in order to protect certain of our copyrights and trade secrets. We attempt to protect our trade secrets and other proprietary information through agreements with suppliers, non-disclosure and non-competition agreements with employees and consultants and other security measures.

Employees

    As of December 31, 2000, we had 1,108 full-time employees, 615 of whom were employed by Entrust Technologies Limited, our Canadian subsidiary. Of our employees, 266 were involved in research and development, 404 in sales, marketing and business development, 292 in professional and customer support services and 146 in administration and finance. No employees are covered by any collective bargaining agreements, and we believe that our relationship with our employees is good.

Corporate Information:

    Stockholder Information
    Computershare Investor Services, LLC
    2 North LaSalle Street
    Chicago, IL 60602
    Phone: 312-588-4993
    Fax: 312-601-4350

    Legal Counsel
    Hale and Dorr LLP
    60 State Street
    Boston, MA 02109

    Independent Auditors
    Deloitte & Touche LLP
    2200 Ross Avenue, Suite 1600
    Dallas, TX 75201

    For More Infromation
    Please contact Entrust Technologies' Investor Relations Department at:
    Phone: 613-270-3200
    Email: investor@entrust.com

ITEM 2. PROPERTIES

    Our U.S. headquarters, including our executive offices and administrative facilities, is located in Plano, Texas, where we lease approximately 9,509 square feet of office space. We also lease approximately 146,100 square feet of office space at our Canadian headquarters in Kanata, Ontario, Canada, with an additional 98,296 square feet of office space in the Ottawa area to accommodate expected growth in administrative, sales and marketing, research and development and operations personnel. We lease approximately 40,153 square feet of office space in Santa Clara, California, which houses primarily research and development, marketing and business development personnel. The lease will expire in August 2001. We have executed a development and leasing agreement for approximately 75,000 square feet at another location in Santa Clara, California to accommodate the increase in the number of our Santa Clara-based employees. It is anticipated that this facility will be completed in the second quarter of 2001. We also have offices located in London, England, Zurich, Switzerland, and Tokyo, Japan.

    We have sales and services offices in Chicago, Illinois, New York, New York, Los Angeles, California, Irvine, California, Lexington, Kentucky, Clayton, Missouri, Morristown, New Jersey, Pittsburgh, Pennsylvania, Washington, D.C., McLean, Virginia, Toronto, Ontario, Montreal, Quebec, Edmonton, Alberta, Unionville, Ontario, Markham, Ontario, Vancouver, British Columbia, and Raleigh, North Carolina. We also lease sales and service offices in Munich, Germany, Paris, France, and Milan, Italy.

ITEM 3. LEGAL PROCEEDINGS

    On July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed against us and certain of our officers. The action was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. All of these actions have been consolidated. On January 22, 2001, a consolidated amended complaint was filed. The consolidated amended complaint purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period from October 19, 1999 through July 3, 2000. The complaint alleges that the defendants misrepresented and failed to disclose certain information about our business and prospects. The complaint asserts claims under the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. No trial date or other schedule has been established. We believe this class action is without merit and intend to deny all material allegations and to defend ourselves vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on our future financial condition or results of operations.

    We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a significant adverse effect on our consolidated results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our shareholders during the fourth quarter of 2000.

               EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    Our executive officers and directors and their respective ages and positions as of February 28, 2001 are as follows:

 Name                    Age Position with Entrust
 ----                    --- ---------------------
 David L. Thompson......  47 Interim Co-President, Co-Chief Executive Officer,
                             Executive Vice President, Finance and
                             Administration and Chief Financial Officer
 J. Alberto Yepez.......  41 Interim Co-President, Co-Chief Executive Officer,
                             President, Entrust Ventures Group and Director
 Paul A. Doscher........     Executive Vice President, Marketing and Business
                          47 Development
                             Executive Vice President, Global Sales and
 Richard D. Spurr.......  47 Services
 James A. Thomson.......  56 Chairman of the Board
 F. William Conner......  42 Director
 Butler C. Derrick, Jr..  64 Director
 Jawaid Ekram...........  50 Director
 Terrell B. Jones.......  51 Director
 Michael P. Ressner.....  52 Director
 Christopher M. Stone...  43 Director

    David L. Thompson has been our interim Co-President and Co-Chief Executive Officer since John A. Ryan's resignation in February 2001. Mr. Thompson has also served as our Executive Vice President, Finance and Administration since January 2001 and our Chief Financial Officer since October 1999. He served as our Senior Vice President, Finance from October 1999 to January 2001. From September 1996 to September 1999, he served as Vice President of Finance of Nortel Networks' Enterprise Solutions global business, which comprises customer premise data and voice equipment research, manufacturing, sales and service. From January 1994 to August 1996, he served as Vice President of Finance of Nortel Networks World Trade, the marketing, sales and service organization for Nortel Networks' suite of products outside North America. From January 1992 to December 1994, he served as Vice President of Finance for Nortel Networks' Asia/Pacific business.

    J. Alberto Yepez has been our interim Co-President and Co-Chief Executive Officer since John A. Ryan's resignation in February 2001. Mr. Yepez has also served as one of our directors and President, Entrust Ventures Group since June 2000 when we acquired enCommerce, Inc., a provider of management solutions for e-business portals, which Mr. Yepez co-founded in January 1995. From January 1995 to June 2000, Mr. Yepez served as President, Chief Executive Officer and Chairman of the Board of enCommerce.

    Paul A. Doscher has served as our Executive Vice President, Marketing and Business Development since June 2000. From January 2000 to June 2000, prior to our acquisition of enCommerce, Mr. Doscher served as Senior Vice President, Worldwide Sales and Services for enCommerce. From November 1998 to January 2000, Mr. Doscher was Senior Vice President, Worldwide Field Operations at Resumix, a provider of technology for managing human resources functions, where he was responsible for sales, professional services and training for the United States, Europe and the Asia-Pacific region. Prior to joining Resumix, from February 1996 to November 1998, Mr. Doscher served as General Manager of the Americas division of Business Objects, a provider of e-business intelligence solutions. Mr. Doscher held executive positions at Oracle Corporation, a supplier of information management software, from February 1993 to February 1996, including Vice President, Americas Alliances group, and Vice President, Marketing of Oracle's Global Alliances group.

    Richard D. Spurr has served as our Executive Vice President, Global Sales and Services since December 1999 and was our Senior Vice President, Sales and Marketing from March 1998 until December 1999. From June 1997 until March 1998, he served as our Senior Vice President of Global Sales. From December 1990 to March 1997, he held numerous executive positions at SEER Technologies, Inc., a developer of component-based software applications, including Vice President of Strategic Alliances from January 1994 to November 1996 and Vice President of Major Accounts from December 1996 to March 1997. From June 1974 until December 1990, Mr. Spurr served in various sales and sales management positions with IBM, a global computer firm.

    James A. Thomson has served on our board of directors since May 1999 and Chairman of the Board since May 2000. He has served as President and Chief Executive Officer of RAND Corporation, a not-for-profit, nonpartisan research and analysis institution, since August 1989. Prior to joining RAND Corporation in 1981, Dr. Thomson was a member of the National Security Council staff at the White House. Dr. Thomson serves on the Boards of Directors of AK Steel Corporation and Texas Biotechnology Corporation.

    F. William Conner has served on our board of directors since 1997 and was Chairman of the Board from October 1998 to May 2000. He has served as President, eBusiness Solutions of Nortel Networks, delivering communications-intensive eBusiness applications and services to redefine the relationships businesses have with their customers. From November 1999 to December 2000, Mr. Conner served as President, Enterprise Solutions of Nortel Networks, delivering voice, data and eBusiness applications to enterprises around the globe. From September 1998 to October 1999, he served as Chief Marketing Officer of Nortel Networks, leading the effort to reposition the company as a global leader in building the high-performance Internet. From January 1998 to September 1998, Mr. Conner served as President, Enterprise Data Networks of Nortel Networks, leading Nortel Networks' global delivery of high-performance data networks. From August 1995 until January 1998, Mr. Conner served as Executive Vice President of Nortel Networks, responsible for sales, marketing and service within the Enterprise Networks business unit. From 1992 until July 1995, Mr. Conner held a variety of sales and marketing executive positions. Mr. Conner currently serves on the Board of Directors of Travelocity.com.

    Butler C. Derrick, Jr. has served on our board of directors since May 1999. Since August 1998, Mr. Derrick has been a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

    Jawaid Ekram has served on our board of directors since May 1999. Since February 2000, Mr. Ekram has served as Vice President of Systems Development for Broadband Office, an Internet start-up company. From December 1994 through January 2000, Mr. Ekram was a Senior Vice President of Visa International Incorporated, a credit card company, in various capacities and was responsible for International Network & Global Access Technology Services.

    Terrell B. Jones has served on our board of directors since November 1998. He has served as President of Travelocity.com, a provider of online travel reservation capabilities, since it became a public company in March 2000. He previously served as President of its predecessor company, SABRE Interactive, and as Executive Vice President and Chief Information Officer of SABRE Holdings Corporation, an information technology company, since July 1996. He was President of SABRE Computer Services (a unit of SABRE Holdings) from 1993 to 1996.

    Michael P. Ressner has served on our board of directors since May 1999. He has served as Vice President, Nortel Networks, a global Internet and communications company, since January 2001. Prior to that time, Mr. Ressner served as Vice President of Finance of Nortel Networks Enterprise Solutions group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, Mr. Ressner held a number of senior finance management posts within various business units of Nortel Networks.

    Christopher M. Stone has served on our board of directors since May 1999. He founded Tilion, Inc., a company which builds an XML-based platform for supply chain visibility, and has served as its Chief Executive Officer since December 1999. From 1989 to October 1999, he served as Senior Vice President, Strategy and Corporate Development for Novell, Inc., a network software provider. Prior to joining Novell in 1989, Mr. Stone founded Object Management Group, Inc., creator of the CORBA software standard, and served as its Chairman, President and Chief Executive Officer until 1997. Mr. Stone currently serves on the Boards of Directors of Radview Software and Courion Corporation.

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

                                                                   High    Low
                                                                  ------- ------
   1999
   ----
   First Quarter................................................. $ 43.06 $20.63
   Second Quarter................................................   34.00  16.88
   Third Quarter.................................................   34.88  20.13
   Fourth Quarter................................................   70.63  18.31
   2000
   ----
   First Quarter................................................. $150.00 $44.25
   Second Quarter................................................   83.50  31.31
   Third Quarter.................................................   81.69  22.63
   Fourth Quarter................................................   33.44  10.13

    As of March 9, 2001, we had approximately 405 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

    As of December 31, 2000, approximately $73.8 million of the net proceeds of the offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The remaining net proceeds are invested in short-term, interest-bearing, investment grade securities. The entire amount of the net proceeds has been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of us or our associates, persons owning 10 percent or more of any class of our equity securities, or an affiliate of us.

ITEM 6. SELECTED FINANCIAL DATA

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

                                           Year Ended December 31,
                                  ---------------------------------------------
                                   1996    1997      1998      1999      2000
                                  ------  -------  --------  --------  --------
                                    (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 License........................  $8,689  $16,486  $ 36,773  $ 61,482  $ 93,112
 Services and maintenance.......   4,113    8,520    12,215    23,732    55,265
                                  ------  -------  --------  --------  --------
  Total revenues................  12,802   25,006    48,988    85,214   148,377
                                  ------  -------  --------  --------  --------
Cost of revenues:
 License........................     393      502     1,985     2,286     4,418
 Services and maintenance.......   3,157    4,414     7,546    13,016    32,418
                                  ------  -------  --------  --------  --------
  Total cost of revenues........   3,550    4,916     9,531    15,302    36,836
                                  ------  -------  --------  --------  --------
Gross profit....................   9,252   20,090    39,457    69,912   111,541
                                  ------  -------  --------  --------  --------
Operating expenses:
 Sales and marketing............   3,858   11,193    26,802    40,900    73,248
 Research and development.......   2,874    5,692    12,840    16,605    27,625
 General and administrative.....   2,464    3,695     5,046     7,752    12,083
 Acquired in-process research
  and development...............     --       --     20,208       --     29,614
 Amortization of purchased
  product rights................     --       --        --        --      2,751
 Amortization of goodwill and
  other purchased intangibles...     --       --        356       712    59,952
                                  ------  -------  --------  --------  --------
  Total operating expenses......   9,196   20,580    65,252    65,969   205,273
                                  ------  -------  --------  --------  --------
Income (loss) from operations...      56     (490)  (25,795)    3,943   (93,732)
Interest income.................     --       723     1,807     3,776    13,809
                                  ------  -------  --------  --------  --------
Income (loss) before income
 taxes..........................      56      233   (23,988)    7,719   (79,923)
(Provision) benefit for income
 taxes..........................     331      281       160    (1,800)   (2,337)
                                  ------  -------  --------  --------  --------
Net income (loss)...............  $  387  $   514  $(23,828) $  5,919  $(82,260)
                                  ======  =======  ========  ========  ========
Net income (loss) per basic
 share..........................          $  0.02  $  (0.68) $   0.13  $  (1.44)
Net income (loss) per diluted
 share..........................          $  0.01  $  (0.68) $   0.11  $  (1.44)
Shares used in basic per share
 computation....................           30,700    35,255    43,847    57,003
Shares used in diluted per share
 computation....................           41,743    35,255    54,803    57,003
                                                December 31,
                                  ---------------------------------------------
                                   1996    1997      1998      1999      2000
                                  ------  -------  --------  --------  --------
                                               (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.........  $  --   $12,638  $ 81,067  $ 89,271  $227,687
Working capital (deficit).......  (1,186)  13,707    77,438    87,918   224,026
Total assets....................   3,687   24,757   107,829   130,520   734,106
Shareholders' equity
 (deficit)......................     (60)  14,662    87,059   103,155   674,064

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

    We were originally established in January 1994 as the Secure Networks group of Nortel Networks Corporation to pursue the development and sale of PKI products. During December 1996, Nortel Networks restructured its Secure Networks group by incorporating Entrust Technologies Inc. in Maryland and Entrust Technologies Limited in Ontario, Canada. As a result of the restructuring and concurrent private placement, the assets and business of the Secure Networks group were transferred to the newly incorporated companies, and Entrust Technologies Inc. became a majority-owned subsidiary of Nortel Networks and Entrust Technologies Limited became a majority-owned subsidiary of Entrust Technologies Inc. In 1998, Entrust Technologies (UK) Limited was incorporated in the United Kingdom as a wholly-owned subsidiary of Entrust Technologies Inc. In June 1998, we acquired 100% ownership of r3 Security Engineering AG, a professional services organization specializing in electronic security consulting, located in Switzerland. We completed our initial public offering of common stock in August 1998. In 1999, we incorporated two additional, wholly-owned European subsidiaries, Entrust Technologies GmbH in Germany and Entrust Technologies s.a.r.l. in France. Additionally, at the end of November 1999, we reorganized our r3 business in Switzerland and formed Entrust Technologies (Switzerland) Ltd. Liab. Co. We completed a follow-on offering in February and March of 2000. In March 2000, we acquired a 100% ownership interest in CygnaCom Solutions, Inc., a Virginia-based company that delivers information technology services, with expertise in public key infrastructure, cryptographic technologies, security engineering, and systems integration and development. In June 2000, we acquired 100% ownership of enCommerce, Inc., a global portal infrastructure company and a provider of software and services designed to manage electronic business relationships, headquartered in California, with subsidiaries in the United Kingdom and Japan.

Results Of Operations

    The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                   Year Ended December 31,
                                                   --------------------------
                                                    1998      1999     2000
                                                   -------   -------  -------
Revenues:
    License.......................................    75.1%     72.2%    62.8%
    Services and maintenance......................    24.9      27.8     37.2
                                                   -------   -------  -------
      Total revenues..............................   100.0     100.0    100.0
                                                   -------   -------  -------
Cost of revenues:
    License.......................................     4.1       2.7      3.0
    Services and maintenance......................    15.4      15.3     21.8
                                                   -------   -------  -------
      Total cost of revenues......................    19.5      18.0     24.8
                                                   -------   -------  -------
Gross profit......................................    80.5      82.0     75.2
                                                   -------   -------  -------
Operating expenses:
    Sales and marketing...........................    54.7      48.0     49.4
    Research and development......................    26.2      19.5     18.6
    General and administrative....................    10.3       9.1      8.1
    Acquired in-process research and development..    41.3       --      19.9
    Amortization of purchased product rights......     --        --       1.9
    Amortization of goodwill and other purchased
     intangibles..................................     0.7       0.8     40.4
                                                   -------   -------  -------
      Total operating expenses....................   133.2      77.4    138.3
                                                   -------   -------  -------
Income (loss) from operations.....................   (52.7)      4.6    (63.1)
Interest income...................................     3.7       4.4      9.3
                                                   -------   -------  -------
Income (loss) before income taxes.................   (49.0)      9.0    (53.8)
(Provision) benefit for income taxes..............     0.3      (2.1)    (1.6)
                                                   -------   -------  -------
Net income (loss).................................   (48.7)%     6.9%   (55.4)%
                                                   =======   =======  =======

Years Ended December 31, 1998, 1999 and 2000

  Revenues

    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP No. 98-9, "Modifications of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions". We generate revenues primarily from licensing the rights to our software products to end users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products.

    Accordingly, revenues from perpetual software license agreements are recognized as revenues upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months.

    Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to other customers. Revenues from the sale of Web server certificates by Entrust.Net(TM), our certification authority service, are also recognized ratably over the term of the certificate, which is typically one to two years.

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

    Total Revenues. Total revenues increased 74% from $49.0 million in 1998 to $85.2 million in 1999 and increased 74% to $148.4 million in 2000. Total revenues derived from North America increased 90% from $37.7 million in 1998 to $71.8 million in 1999 and increased 44% to $103.5 million in 2000, while total revenues derived from outside of North America increased 19% from $11.3 million in 1998 to $13.4 million in 1999 and increased 235% to $44.9 million in 2000. The majority of the overall growth in total revenues, in absolute dollars, in 1999 and 2000 has been experienced in North America. We have also focused on growing our revenue base internationally, particularly in Europe, Asia and South America, which has resulted in a significant percentage increase in non-North American revenues from 1999 to 2000. However, the level of non-North American revenues has fluctuated from period to period and is expected to continue that trend in the foreseeable future. In 1998 and 2000, no single customer accounted for 10% or more of total revenues. In 1999, a single customer accounted for 24% of revenues, and no other customers accounted for 10% or more of revenues.

    License Revenues. License revenues increased 67% from $36.8 million in 1998 to $61.5 million in 1999 and increased 51% to $93.1 million in 2000, representing 75%, 72% and 63% of total revenues in the respective years. The increase in license revenues in absolute dollars was primarily due to increasing market awareness and acceptance of our product offerings, continued enhancement and increasing breadth of our product offerings, expansion of our sales and marketing organization, and sales to new industry verticals and geographic markets. License revenues as a percentage of total revenues have decreased from 1998 to 1999 and from 1999 to 2000. This was primarily as a result of the growing demand for services and maintenance from our customers and stronger professional services revenues due to the investment we made in these resources, such as the addition of CygnaCom and enCommerce professional service staff in 2000.

    Services and Maintenance Revenues. Services and maintenance revenues increased 94% from $12.2 million in 1998 to $23.7 million in 1999 and increased 133% to $55.3 million in 2000, representing 25%, 28% and 37% of total revenues in the respective years. The increase in services and maintenance revenues in absolute dollars was primarily the result of an increase in demand for consulting services and customer support, and increases in maintenance revenues from a larger installed product base and strong customer renewals of annual maintenance agreements. The growing customer base has resulted in an acceleration in the demand from customers in 1999 and 2000 to assist them as they deploy our solutions. We have invested heavily in additional professional services resources in response to this increased demand from customers, especially in 2000 with the addition of resources and revenues due to the acquisitions of CygnaCom and enCommerce. In addition, revenue from our Entrust.Net(TM) certification authority business, which began operating in May 1999, started to contribute significantly to total services and maintenance revenues in 2000. The increase in services and maintenance revenues as a percentage of total revenues was the result of a continuing shift in mix of revenues from license to services and maintenance revenues throughout 1999 and 2000. This was largely due to the continued growth of our services and maintenance business in response to customer demand, and the incremental impact of CygnaCom and enCommerce professional service revenues since their respective acquisitions in March 2000 and June 2000. We continue to focus on building new service offerings for our customers and also on building our relationships with outside service providers to ensure that we have adequate resources available to meet the demand of our customers.

  Cost of Revenues

    Cost of License Revenues. Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights, acquired as part of the acquisition of enCommerce, has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues was $2.0 million in 1998, $2.3 million in 1999 and $4.4 million in 2000, representing 4%, 3% and 3% of total revenues for the respective years. While the cost of license revenues was relatively flat from 1998 to 1999, the decrease in cost of license revenues as a percentage of total revenues was primarily the result of a shift in the mix of third-party software vendor products sold in 1999 compared to 1998. The increase in cost of license revenues in absolute dollars in 2000, compared to 1999, was primarily a result of higher royalty fees paid to third-party software vendors, in response to the increase in license revenues in general and specifically for those Entrust products that require third-party royalty payments. The cost of license revenues as a percentage of total revenues was flat from 1999 to 2000, despite the absolute dollar increase, due to the acquisition of enCommerce, which eliminated our requirement to pay royalties to third-party vendors related to the sale of authentication/privilege management software when bundled with our PKI product sales. The mix of third-party products may vary from period to period and our gross margins and, consequently, our results of operations could be adversely affected.

    Cost of Services and Maintenance Revenues. Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.5 million in 1998, $13.0 million in 1999 and $32.4 million in 2000, representing 15%, 15% and 22% of total revenues for the respective years. The increase in absolute dollars reflects the increased costs associated with the higher levels of services and maintenance revenues during 1999 and 2000 and the increased costs associated with the CygnaCom and enCommerce resources in 2000 specifically. The cost of services and maintenance revenues as a percentage of total revenues remained flat from 1998 to 1999 despite increasing services and maintenance revenues as a percentage of total revenues due to improved productivity levels achieved in 1999 by the consulting team. The increase in the cost of services and maintenance revenues as a percentage of total revenues in 2000 reflected slightly lower productivity and utilization of available services resources compared to 1999 due to the training required to integrate the professional services teams acquired from CygnaCom and enCommerce as well as the new employees hired in the first three quarters of 2000. The new personnel require training time before they reach target utilization, but such investment is necessary in order to prepare for future growth in the business. Also, we made significant investments in added customer support personnel to support the growing installed base of customers. Further, the increase as a percentage of total revenues was indicative of the fact that services and maintenance revenues grew more rapidly than license revenues in 2000.

    Services and maintenance gross profit as a percentage of services and maintenance revenues was 38% in 1998, 45% in 1999 and 41% in 2000. The increase in the services and maintenance margin from 1998 to 1999 reflected the shift in the mix of services revenues toward higher-margin maintenance revenues. In addition, the services personnel hired in 1998 were achieving higher productivity levels in 1999. This decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues from 1999 to 2000 reflected the investment we made in the professional services team through the acquisitions of CygnaCom during the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represent a slight shift in the mix of overall services revenue toward the lower-margin professional services revenues. Also, the decrease in the service and maintenance gross profit as a percentage of services and maintenance revenues reflected the investment made in additional customer support personnel in 2000, in order to prepare for expected future increases in our customer installed product base.

  Operating Expenses

    Sales and Marketing. Sales and marketing expenses increased from $26.8 million in 1998 to $40.9 million in 1999 and $73.2 million in 2000, representing 55%, 48% and 49% of total revenues in the respective years. The increases in sales and marketing expenses in absolute dollars from 1998 to 2000 were primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, in order to support the growing revenue base, as we continue to penetrate new markets and industry verticals. In addition, we continue to make significant investments in marketing to support the launch of new products, services and marketing programs. We have continued our strategy of (a) investing in hiring and training our direct sales organization in anticipation of future market growth and (b) investing in marketing efforts in support of new product launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The decrease in sales and marketing expenses as a percentage of total revenues from 1998 to 1999 reflected the fact that the sales and marketing team had been ramped up significantly in 1998 in order to support the rapidly growing license revenue base, as well as improvements achieved in productivity of sales and marketing personnel and efficiencies gained in the related processes. The slight increase in sales and marketing expenses as a percentage of total revenues in 2000, compared to 1999, reflected the impact of the integration of the getAccess sales team from enCommerce into the existing sales organization. We continue to focus on improving the productivity of our sales and marketing organizations.

    Research and Development. Research and development expenses increased from $12.8 million in 1998 to $16.6 million in 1999 and $27.6 million in 2000, representing 26%, 20% and 19% of total revenues in the respective periods. The increased investment in research and development expenses in absolute dollars from 1998 to 2000 reflects higher expenses related to increased staffing of software developers. These employees were added primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings, and due to the integration of the getAccess development team from enCommerce. The investment in research and development as a percentage of total revenues decreased in 1999 and 2000, compared to the respective preceding year, as a result of growth of revenues outpacing the expansion of our development team in these two years. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to continue to increase in absolute dollars as we hire additional experienced security experts and software engineers.

    General and Administrative. General and administrative expenses increased from $5.0 million in 1998 to $7.8 million in 1999 and $12.1 million in 2000, representing 10%, 9% and 8% of total revenues in the respective years. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relation programs, improved management information systems and the increased utilization of outside professional service firms. The decrease as a percentage of total revenues reflected efficiencies achieved throughout our administrative processes, as we have grown as a company. We continue to look for ways to gain additional efficiencies in our administrative processes.

    Acquired In-process Research and Development and Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles. On June 8, 1998, we completed the acquisition of r3 Security Engineering AG ("r3"), a company based in Zurich, Switzerland that provides consulting, applied research and product development services related to commercial security and encryption solutions. Pursuant to the share purchase agreements dated May 30, 1998, entered into between us and the shareholders of r3, we agreed to acquire all the outstanding shares of r3 for an aggregate purchase price of $23,774, which included 1,167,288 shares of our common stock and cash consideration of approximately $4.4 million. This acquisition was recorded under the purchase method of accounting, and, therefore, the results of operations of r3 and the fair value of the acquired assets and liabilities are included in our financial statements beginning on the acquisition date. Upon consummation of the acquisition, r3 became a wholly-owned subsidiary. In connection with the acquisition in 1998, we obtained an appraisal of the intangible assets, which resulted in $20.2 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in 1998. We recorded $907,000 of amortization in 2000 with respect to the goodwill that arose as a result of this acquisition, compared to $712,000 in 1999 and $356,000 in 1998.

    On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly-owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million and, accordingly, we have expensed $4.6 million of goodwill amortization in 2000.

    On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California, which is a provider of software and services for managing global e-business relationships at business-to-business and business-to-consumer portals. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that has not yet reached technological feasibility and has no alternative future use. This in-process research and development was expensed in 2000. Amortization of goodwill, purchased product rights, and other intangibles of $50.0 million, $2.8 million and $4.4 million, respectively, has been expensed in 2000, in connection with this acquisition.

  Interest Income

    Interest income increased from $1.8 million in 1998 to $3.8 million in 1999 and $13.8 million in 2000, representing 4%, 4% and 9% of total revenues in the respective years. The increase in investment income reflects the interest earned on the net proceeds of the initial public offering in August 1998, on cash provided by operations in 1999 and 2000, and on the net proceeds of our follow-on offering in February and March 2000.

  Provision for Income Taxes

    We recorded an income tax benefit of $160,000 in 1998, compared with an income tax provision of $1.8 million and $2.3 million in 1999 and 2000, respectively. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The income tax benefit recorded in 1998 arose primarily from foreign research and development tax credits. The effective income tax rates differed from statutory rates primarily due to the non-deductible in-process research and development write-off and the amortization of goodwill, purchased product rights, and other purchased intangible assets, as well as an adjustment of the valuation allowance, that results in the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

    The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2000, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

    The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        Quarter Ended
                          ----------------------------------------------------------------------------
                          Mar. 31,  June 30, Sept. 30, Dec. 31, Mar. 31, June 30,  Sept. 30,  Dec. 31,
                            1999      1999     1999      1999     2000     2000      2000       2000
                          --------  -------- --------- -------- -------- --------  ---------  --------
                                            (in thousands, except per share data)
Statement of Operations
 Data:
Revenues:
 License................  $11,626   $13,915   $16,515  $19,426  $20,889  $ 18,780  $ 25,451   $ 27,992
 Services and
  maintenance...........    5,199     5,840     6,108    6,585    8,173    10,536    16,736     19,820
                          -------   -------   -------  -------  -------  --------  --------   --------
 Total revenues.........   16,825    19,755    22,623   26,011   29,062    29,316    42,187     47,812
                          -------   -------   -------  -------  -------  --------  --------   --------
Cost of revenues:
 License................      395       414       603      874      937       953       787      1,741
 Services and
  maintenance...........    2,847     3,244     3,385    3,540    4,568     6,064     9,982     11,804
                          -------   -------   -------  -------  -------  --------  --------   --------
 Total cost of
  revenues..............    3,242     3,658     3,988    4,414    5,505     7,017    10,769     13,545
                          -------   -------   -------  -------  -------  --------  --------   --------
Gross profit............   13,583    16,097    18,635   21,597   23,557    22,299    31,418     34,267
                          -------   -------   -------  -------  -------  --------  --------   --------
Operating expenses:
 Sales and marketing....    8,610     9,769    10,478   12,043   12,857    14,905    21,337     24,149
 Research and
  development...........    3,881     4,005     4,225    4,494    4,993     5,825     8,454      8,353
 General and
  administrative........    1,494     1,882     1,993    2,383    2,192     2,722     3,745      3,424
 Acquired in-process
  research and
  development...........      --        --        --       --       --     29,614       --         --
 Amortization of
  purchased product
  rights................      --        --        --       --       --        --      1,377      1,374
 Amortization of
  goodwill and other
  purchased
  intangibles...........      178       178       178      178      661     1,615    28,836     28,840
                          -------   -------   -------  -------  -------  --------  --------   --------
 Total operating
  expenses..............   14,163    15,834    16,874   19,098   20,703    54,681    63,749     66,140
                          -------   -------   -------  -------  -------  --------  --------   --------
Income (loss) from
 operations.............     (580)      263     1,761    2,499    2,854   (32,382)  (32,331)   (31,873)
Interest income.........      914       853       966    1,043    1,886     3,727     3,767      4,429
                          -------   -------   -------  -------  -------  --------  --------   --------
Income (loss) before
 income taxes...........      334     1,116     2,727    3,542    4,740   (28,655)  (28,564)   (27,444)
Provision for income
 taxes..................      --        245       682      873    1,422       287       212        416
                          -------   -------   -------  -------  -------  --------  --------   --------
Net income (loss).......  $   334   $   871   $ 2,045  $ 2,669  $ 3,318  $(28,942) $(28,776)  $(27,860)
                          =======   =======   =======  =======  =======  ========  ========   ========
Net income (loss) per
 share
 Basic..................  $  0.01   $  0.02   $  0.05  $  0.06  $  0.07  $  (0.54) $  (0.46)  $  (0.44)
                          =======   =======   =======  =======  =======  ========  ========   ========
 Diluted................  $  0.01   $  0.02   $  0.04  $  0.05  $  0.06  $  (0.54) $  (0.46)  $  (0.44)
                          =======   =======   =======  =======  =======  ========  ========   ========
Shares used in per share
 computation
 Basic..................   42,910    43,496    44,106   44,876   49,250    53,581    62,507     62,677
                          =======   =======   =======  =======  =======  ========  ========   ========
 Diluted................   54,642    54,463    54,690   55,416   57,760    53,581    62,507     62,677
                          =======   =======   =======  =======  =======  ========  ========   ========

                                                        Quarter Ended
                          --------------------------------------------------------------------------
                          Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30,  Sept. 30, Dec. 31,
                            1999     1999     1999      1999     2000     2000      2000      2000
                          -------- -------- --------- -------- -------- --------  --------- --------
Statement of Operations
 Data:
Revenues:
 License................    69.1%    70.4%     73.0%    74.7%    71.9%     64.1%     60.3%    58.5%
 Services and
  maintenance...........    30.9     29.6      27.0     25.3     28.1      35.9      39.7     41.5
                           -----    -----     -----    -----    -----    ------     -----    -----
 Total revenues.........   100.0    100.0     100.0    100.0    100.0     100.0     100.0    100.0
Cost of revenues:
 License................     2.4      2.1       2.7      3.4      3.2       3.3       1.8      3.6
 Services and
  maintenance...........    16.9     16.4      14.9     13.6     15.7      20.7      23.7     24.7
                           -----    -----     -----    -----    -----    ------     -----    -----
 Total cost of
  revenues..............    19.3     18.5      17.6     17.0     18.9      24.0      25.5     28.3
                           -----    -----     -----    -----    -----    ------     -----    -----
Gross profit............    80.7     81.5      82.4     83.0     81.1      76.0      74.5     71.7
                           -----    -----     -----    -----    -----    ------     -----    -----
Operating expenses:
 Sales and marketing....    51.2     49.5      46.3     46.3     44.3      50.8      50.6     50.5
 Research and
  development...........    23.0     20.3      18.7     17.3     17.2      19.9      20.0     17.5
 General and
  administrative........     8.9      9.5       8.8      9.1      7.5       9.3       8.9      7.2
 Acquired in-process
  research and
  development...........     --       --        --       --       --      101.0       --       --
 Amortization of
  purchased product
  rights................     --       --        --       --       --        --        3.3      2.9
 Amortization of
  goodwill and other
  purchased
  intangibles...........     1.0      0.9       0.8      0.7      2.3       5.5      68.3     60.3
                           -----    -----     -----    -----    -----    ------     -----    -----
 Total operating
  expenses..............    84.1     80.2      74.6     73.4     71.3     186.5     151.1    138.4
                           -----    -----     -----    -----    -----    ------     -----    -----
Income (loss) from
 operations.............    (3.4)     1.3       7.8      9.6      9.8    (110.5)    (76.6)   (66.7)
Interest income.........     5.4      4.3       4.2      4.0      6.5      12.7       8.9      9.3
                           -----    -----     -----    -----    -----    ------     -----    -----
Income (loss) before
 income taxes...........     2.0      5.6      12.0     13.6     16.3     (97.8)    (67.7)   (57.4)
Provision for income
 taxes..................     --       1.2       3.0      3.4      4.9       0.9       0.5      0.9
                           -----    -----     -----    -----    -----    ------     -----    -----
Net income (loss).......     2.0%     4.4%      9.0%    10.2%    11.4%    (98.7)%   (68.2)%  (58.3)%
                           =====    =====     =====    =====    =====    ======     =====    =====

Liquidity and Capital Resources

    We generated cash of $7.2 million from operating activities during 2000. This cash inflow was primarily a result of net income before non-cash charges of $12.5 million, an increase in accounts payable, accrued liabilities and deferred revenue over the year. These inflows were partially offset by cash outflows relating to an increase in accounts receivable, other receivables and prepaid expenses. Our average days sales outstanding at December 31, 2000 was 87 days, which represents an increase from the 75 days that we reported at December 31, 1999. The overall increase in days sales outstanding from December 31, 1999 reflects longer international payment terms experienced as a result of a greater percentage of revenue being generated from outside of North America in 2000, and is also reflective of the shift in revenue mix towards professional services revenues, which generally remain in accounts receivable longer than license revenues, representing a higher percentage of total revenues than in 1999. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

    During the year ended December 31, 2000, we used $173.9 million of cash in investing activities, primarily due to the $15.6 million we invested in the acquisition of CygnaCom, which was partially offset by the net cash assumed of $7.9 million in connection with the acquisition of enCommerce, and our investment of cash in marketable investments in the amount of $130.3 million (net of $216.1 million of marketable investment maturities). We also invested $19.7 million in property and equipment and an additional $14.9 million in long-term investments. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our growing organization, largely costs related to the fit-up of our new facilities in Ottawa, Canada and Santa Clara, California. The long-term investments funded in 2000 are strategic in nature and represent investments in the capital stock of privately-held electronic security and technology companies, accounted for on a cost basis, with ownership percentages ranging from 1% to 10%. These equity investments have given us better access to various geographic and vertical markets, as well as access to emerging technologies and products. We generated revenue, totaling less than 6% of our total revenues in each of 1999 and 2000, from arm's length transactions involving these investee companies.

    Cash provided by financing activities for the year ended December 31, 2000 was $169.5 million, primarily due to the net proceeds of $161.5 million from the issuance of common stock in the follow-on offering in February and March 2000, and $8.0 million from the exercise of employee stock options and the sale of shares under our employee stock purchase plan. In connection with the acquisition of enCommerce, we have assumed notes payable in support of the financing of fixed assets and long-term capital lease obligations totalling approximately $575,000, of which $240,000 is due within the next 12 months and has been included in accrued liabilities, and $285,000 which is due in monthly payments over the period from January 2002 to May 2004 and has been included in long-term liabilities.

    As of December 31, 2000, our cash, cash equivalents and short-term investments, in the amount of $227.7 million, comprised our principal sources of liquidity. We believe that our cash flows from operations and existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.

Certain Factors That May Affect Our Business

Our quarterly revenues and operating results are subject to significant fluctuations and such fluctuations may lead to a reduced market price for our stock.

    Our quarterly revenues and operating results have varied in the past and may continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

  .length of sales cycles associated with our product offerings;

  .the timing, size and nature of our licensing transactions;

  .market acceptance of new products or product enhancements by us or our competitors;

  .the relative proportions of revenues derived from licenses and services and maintenance;

  .the timing of new personnel hires and the rate at which new personnel become productive;

  .changes in pricing policies by our competitors;

  .changes in our operating expenses; and

  .fluctuations in foreign currency exchange rates.

Estimating future revenues is difficult, and our failure to do so accurately may lead to a reduced market price for our stock and reduced profitability.

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

Because of the lengthy and unpredictable sales cycle associated with our large PKI transactions, we may not succeed in closing transactions on a timely basis or at all, which would adversely affect our revenues and operating results.

    Transactions for our PKI solution often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. Factors affecting the sales cycle include:

  .customers' budgetary constraints;

  .the timing of customers' budget cycles; and

  .customers' internal approval processes.

    We may not succeed in closing such large transactions on a timely basis or at all, which could cause significant variability in our revenues and results of operations for any particular period. If our results of operations and cash flows fall below the expectations of securities analysts, our stock price may decline.

A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships.

    Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1998, our three largest customers accounted for 23% of revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. In 2000, our three largest customers accounted for 12% of revenues. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.

If the e-business security market does not continue to grow, demand for our products and services will be adversely affected.

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

A breach of security at one of our customers, whether or not due to our products, could harm our reputation and reduce the demand for our products.

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

If our products contain errors or bugs, sales of our products would likely decline.

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

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

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

Our business will not be successful if we do not keep up with the rapid changes in our industry.

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

We may have difficulty managing our expanding operations, which could adversely affect our ability to successfully grow our business.

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

If we fail to continue to attract and retain qualified personnel, our business may be harmed.

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

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

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

If the laws regarding exports of our products further limit or otherwise restrict our business, we could be prohibited from shipping our products to restricted countries, which would result in a loss of revenues.

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

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

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

We have been subject to, and may in the future become subject to, intellectual property infringement claims that could be costly and could result in a diversion of management's attention.

    As the number of security products in the industry and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to slaims of infringement of misappropriation of the intellectual property or proprietary rights of others. We received notice from one of our customers stating that we may be responsible for indemnifying that customer under a product license agreement for infringement of patents assigned to a third party. To date, the customer has not made a formal claim for indemnification from us. In addition, third parties may assert infringement or misappropriation claims against us in the future. Defending or enforcing our intellectual property could be costly and could result in a diversion of management's attention, which could have a significant adverse effect on our business, financial condition or results of operations. A successful claim against us could also have a significant adverse effect on our results of operations for the period in which damages are paid.

We may lose access to technology that we license from outside vendors, which loss could adversely affect our ability to sell our products.

    We rely on outside licensors for patent and/or software license rights in technology that is incorporated into and is necessary for the operation of our products. For example, our ability to provide Web server certificates is currently dependent upon a licensing agreement we have with Thawte Consulting (Pty.) of South Africa, which was acquired in January 2000 by VeriSign, Inc., one of our primary competitors. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. Any inability to continue to procure or use such technology could have a significant adverse effect on our ability to sell some of our products.

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

    As of March 9, 2001, Nortel Networks Limited, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 25.6% of our outstanding voting stock and two of our eight directors were representatives of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Risk Associated with Interest Rates

    Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at December 31, 2000, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

    The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 1999 and 2000, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                December 31, 1999             December 31, 2000
                          ----------------------------- -----------------------------
                                    Maturity                      Maturity
                          ----------------------------- -----------------------------
                           Within                        Within
                          3 Months 3-6 Months >6 Months 3 Months 3-6 Months >6 Months
                          -------- ---------- --------- -------- ---------- ---------
                                                (in thousands)
Investments classified
 as cash and cash
 equivalents............  $11,540   $   --     $  --    $13,124   $    --    $  --
Investments classified
 as held to maturity
 marketable
 investments............   34,590    28,728     6,481    62,797    131,066    6,243
                          -------   -------    ------   -------   --------   ------
 Total amortized cost...  $46,130   $28,728    $6,481   $75,921   $131,066   $6,243
                          =======   =======    ======   =======   ========   ======
Fair Value..............  $46,112   $28,706    $6,436   $75,922   $131,231   $6,275
                          -------   -------    ------   -------   --------   ------

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

  Risk Associated with Equity Investments

    We hold short-term equity securities of a publicly-traded company. It is possible that the market value of these securities could decline significantly in the near future. For example, due to recent stock market volatility, we recorded an unrealized loss of $1.5 million on this investment based on its market value at December 31, 2000. In connection with this investment, we have engaged in a hedging transaction that provides us with the right to receive an amount equal to the difference between the price we paid for these securities and the aggregate of the fair market values on the dates that the securities are made available for sale on the public market. We recorded an unrealized gain of $1.5 million at December 31, 2000 as a result of this hedging transaction. However, this hedging activity may not sufficiently cover the value of this investment.

    In addition, we have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded no loss from impairment in connection with any of these investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements together with the related notes and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Consolidated Financial Statements at Item 14 and incorporated herein by this reference.

    Our "Quarterly Results of Operations" set forth in Item 7 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 27, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

    The disclosure required by Item 405 of Regulation S-K is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the sections entitled "Employment, Non-Competition and Retention Agreements" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this Form 10-K:

  1. Consolidated Financial Statements. The following consolidated financial statements of Entrust Technologies Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                            Page
ENTRUST TECHNOLOGIES INC.                                                   ----
Independent Auditors' Report...............................................  49
Consolidated Balance Sheets as of December 31, 1999 and 2000...............  50
Consolidated Statements of Operations for the years ended December 31,
 1998, 1999 and 2000.......................................................  51
Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the years ended December 31, 1998, 1999 and 2000......................  52
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1999 and 2000.......................................................  53
Notes to Consolidated Financial Statements.................................  54

  2. Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

   No reports on Form 8-K were filed in the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2001.

                                          Entrust Technologies Inc.
                                              (Registrant)

                                                   /s/ David L. Thompson
                                          By: _________________________________
                                                     David L. Thompson
                                                Interim Co-President and Co-
                                                   ChiefExecutive Officer

                                                    /s/ J. Alberto Yepez
                                          By: _________________________________
                                                      J. Alberto Yepez
                                                Interim Co-President and Co-
                                                   ChiefExecutive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2001.

              Signature                                     Title
              ---------                                     -----


         /s/ J. Alberto Yepez          Co-President, Co-Chief Executive Officer,
______________________________________  President, Entrust Ventures and Director
           J. Alberto Yepez             (Principal Executive Officer)


        /s/ David L. Thompson          Co-President, Co-Chief Executive Officer,
______________________________________  Executive Vice President Finance and
          David L. Thompson             Administration and Chief Financial Officer
                                        (Principal Executive, Financial and Accounting
                                        Officer)

         /s/ James A. Thomson          Chairman of the Board
______________________________________
           James A. Thomson

        /s/ F. William Conner          Director
______________________________________
          F. William Conner

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

        /s/ Michael P. Ressner         Director
______________________________________
          Michael P. Ressner

       /s/ Christopher M. Stone        Director
______________________________________
         Christopher M. Stone

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Entrust Technologies Inc:

    We have audited the consolidated balance sheets of Entrust Technologies Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entrust Technologies Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas

February 2, 2001

                           ENTRUST TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 21,877  $ 24,241
  Short-term marketable investments........................   67,394   203,446
  Accounts receivable (net of allowance for doubtful
   accounts of $703 in 1999 and $2,932 in 2000)............   21,817    46,301
  Other receivables........................................    1,994     3,456
  Prepaid expenses.........................................    2,201     6,147
                                                            --------  --------
    Total current assets...................................  115,283   283,591
Property and equipment, net................................    6,904    25,168
Purchased product rights, net..............................      --     19,259
Goodwill, net..............................................    2,948   365,127
Other purchased intangibles, net...........................      --     22,054
Long-term investments......................................    4,098    16,675
Other long-term assets, net................................    1,287     2,232
                                                            --------  --------
    Total assets........................................... $130,520  $734,106
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  6,636  $ 16,989
  Accrued liabilities......................................    9,169    22,311
  Deferred revenue.........................................   10,761    19,466
  Due to related party.....................................      799       799
                                                            --------  --------
    Total current liabilities..............................   27,365    59,565
Long-term liabilities......................................      --        477
                                                            --------  --------
    Total liabilities......................................   27,365    60,042
                                                            --------  --------
Shareholders' equity:
  Common stock, par value $0.01 per share; 45,203,448 and
   62,753,738 issued and outstanding shares at December 31,
   1999 and 2000, respectively.............................      452       628
  Special voting stock, par value $0.01 per share;
   exchangeable; 5,157,289 and none issued and outstanding
   shares at December 31, 1999 and 2000, respectively......       52       --
  Additional paid-in capital...............................  122,883   775,604
  Unearned compensation....................................     (439)     (316)
  Accumulated deficit......................................  (19,258) (101,518)
  Accumulated other comprehensive loss.....................     (535)     (334)
                                                            --------  --------
    Total shareholders' equity.............................  103,155   674,064
                                                            --------  --------
    Total liabilities and shareholders' equity............. $130,520  $734,106
                                                            ========  ========

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                              Year Ended December 31,
                                        -------------------------------------
                                           1998         1999         2000
                                        -----------  -----------  -----------
Revenues:
  License.............................. $    36,773  $    61,482  $    93,112
  Services and maintenance.............      12,215       23,732       55,265
                                        -----------  -----------  -----------
    Total revenues.....................      48,988       85,214      148,377
                                        -----------  -----------  -----------
Cost of revenues:
  License..............................       1,985        2,286        4,418
  Services and maintenance.............       7,546       13,016       32,418
                                        -----------  -----------  -----------
    Total cost of revenues.............       9,531       15,302       36,836
                                        -----------  -----------  -----------
Gross profit...........................      39,457       69,912      111,541
                                        -----------  -----------  -----------
Operating expenses:
  Sales and marketing..................      26,802       40,900       73,248
  Research and development.............      12,840       16,605       27,625
  General and administrative...........       5,046        7,752       12,083
  Acquired in-process research and
   development.........................      20,208          --        29,614
  Amortization of purchased product
   rights..............................         --           --         2,751
  Amortization of goodwill and other
   purchased intangibles...............         356          712       59,952
                                        -----------  -----------  -----------
    Total operating expenses...........      65,252       65,969      205,273
                                        -----------  -----------  -----------
Income (loss) from operations..........     (25,795)       3,943      (93,732)
Interest income........................       1,807        3,776       13,809
                                        -----------  -----------  -----------
Income (loss) before income taxes......     (23,988)       7,719      (79,923)
(Provision) benefit for income taxes...         160       (1,800)      (2,337)
                                        -----------  -----------  -----------
Net income (loss)...................... $   (23,828) $     5,919  $   (82,260)
                                        ===========  ===========  ===========
Net income (loss) per share:
  Basic................................ $     (0.68) $      0.13  $     (1.44)
  Diluted.............................. $     (0.68) $      0.11  $     (1.44)
Weighted average common shares used in
 per share computations:
  Basic................................  35,254,735   43,846,922   57,003,479
  Diluted..............................  35,254,735   54,802,682   57,003,479

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              for the years ended December 31, 1998, 1999 and 2000
                       (in thousands, except share data)

                                          Series A, B
                                             Common
                                          and Special                                        Accumulated
                       Common Stock      Voting Stocks      Additional Unearned Accumulated     Other     Comprehensive
                     ----------------- -------------------   Paid-In   Compen-    Income    Comprehensive    Income
                       Shares   Amount   Shares     Amount   Capital    sation   (Deficit)  Income (Loss)     (Loss)
                     ---------- ------ -----------  ------  ---------- -------- ----------- ------------- -------------
 Balances at
  December 31,
  1997............          --   $--    28,260,000  $ 282    $ 15,744   $ --     $  (1,349)    $  (15)
 Series A common
  shares issued on
  option
  exercise........          --    --        14,346    --           31     --           --         --
 Unearned
  compensation
  related to stock
  options
  granted.........          --    --           --     --          784    (784)         --         --
 Unearned
  compensation
  amortized.......          --    --           --     --          --      149          --         --
 Series A common
  shares
  converted.......   20,314,346   203  (20,314,346)  (203)        --      --           --         --
 Series B common
  shares
  converted.......   13,063,836   131     (260,000)    (2)       (129)    --           --         --
 Special voting
  shares
  exchanged.......    2,542,711    25   (2,542,711)   (25)        --      --           --         --
 Redeemable series
  A common shares
  issued and
  converted.......    1,167,288    12          --     --       17,001     --           --         --
 Common shares
  issued:
  Cash............    5,400,000    54          --     --       86,346     --           --         --
  Stock option
   exercises......        4,500   --           --     --            8     --           --         --
  Common shares
   issuance
   costs..........          --    --           --     --       (7,302)    --           --         --
 Comprehensive
  income (loss):
  Net loss........          --    --           --     --          --      --       (23,828)       --        $(23,828)
  Translation
   adjustment.....          --    --           --     --          --      --           --         (74)           (74)
                     ----------  ----  -----------  -----    --------   -----    ---------     ------       --------
  Total
   comprehensive
   loss...........                                                                                          $(23,902)
                                                                                                            ========
 Balances at
  December 31,
  1998............   42,492,681   425    5,157,289     52     112,483    (635)     (25,177)       (89)
 Unearned
  compensation
  amortized.......          --    --           --     --          --      196          --         --             --
 Common shares
  issued:
  Stock option
   exercises......    2,636,482    27          --     --        8,388     --           --         --             --
  Employee Stock
   Purchase Plan..       74,285   --           --     --        1,304     --           --         --             --
 Tax equivalent
  related to non-
  qualified option
  exercises.......          --    --           --     --          708     --           --         --             --
 Comprehensive
  income (loss):
  Net income......          --    --           --     --          --      --         5,919        --        $  5,919
  Translation
   adjustment.....          --    --           --     --          --      --           --        (446)          (446)
                     ----------  ----  -----------  -----    --------   -----    ---------     ------       --------
  Total
   comprehensive
   income.........                                                                                          $  5,473
                                                                                                            ========
 Balances at
  December 31,
  1999............   45,203,448   452    5,157,289     52     122,883    (439)     (19,258)      (535)
 Unearned
  compensation
  related to non-
  employee stock
  options
  granted.........          --    --           --     --          101    (101)         --         --
 Unearned
  compensation
  amortized.......          --    --           --     --          --      224          --         --
 Special voting
  shares
  exchanged.......    5,157,289    52   (5,157,289)   (52)        --      --           --         --
 Common shares
  issued:
  Cash............    2,074,260    21          --     --      162,622     --           --         --
  Acquisitions,
   including
   options and
   warrants.......    8,548,177    85          --     --      482,187     --           --         --
  Stock option
   exercises......    1,701,659    17          --     --        6,320     --           --         --
  Employee Stock
   Purchase Plan..       68,905     1          --     --        1,705     --           --         --
  Common shares
   issuance
   costs..........          --    --           --     --       (1,130)    --           --         --
 Tax equivalent
  related to non-
  qualified option
  exercises.......          --    --           --     --          916     --           --         --
 Comprehensive
  income (loss):
  Net loss........          --    --           --     --          --      --       (82,260)       --        $(82,260)
  Unrealized loss
   on
   investments....          --    --           --     --          --      --           --      (1,457)        (1,457)
  Unrealized gain
   on gross-up
   receivable
   related to
   investments....          --    --           --     --          --      --           --       1,457          1,457
  Translation
   adjustment.....          --    --           --     --          --      --           --         201            201
                     ----------  ----  -----------  -----    --------   -----    ---------     ------       --------
  Total
   comprehensive
   loss...........                                                                                          $(82,059)
                                                                                                            ========
 Balances at
  December 31,
  2000............   62,753,738  $628          --   $ --     $775,604   $(316)   $(101,518)    $ (334)
                     ==========  ====  ===========  =====    ========   =====    =========     ======
                         Total
                     Shareholders'
                        Equity
                     -------------
 Balances at
  December 31,
  1997............     $ 14,662
 Series A common
  shares issued on
  option
  exercise........           31
 Unearned
  compensation
  related to stock
  options
  granted.........          --
 Unearned
  compensation
  amortized.......          149
 Series A common
  shares
  converted.......          --
 Series B common
  shares
  converted.......          --
 Special voting
  shares
  exchanged.......          --
 Redeemable series
  A common shares
  issued and
  converted.......       17,013
 Common shares
  issued:
  Cash............       86,400
  Stock option
   exercises......            8
  Common shares
   issuance
   costs..........       (7,302)
 Comprehensive
  income (loss):
  Net loss........      (23,828)
  Translation
   adjustment.....          (74)
                     -------------
  Total
   comprehensive
   loss...........
 Balances at
  December 31,
  1998............       87,059
 Unearned
  compensation
  amortized.......          196
 Common shares
  issued:
  Stock option
   exercises......        8,415
  Employee Stock
   Purchase Plan..        1,304
 Tax equivalent
  related to non-
  qualified option
  exercises.......          708
 Comprehensive
  income (loss):
  Net income......        5,919
  Translation
   adjustment.....         (446)
                     -------------
  Total
   comprehensive
   income.........
 Balances at
  December 31,
  1999............      103,155
 Unearned
  compensation
  related to non-
  employee stock
  options
  granted.........          --
 Unearned
  compensation
  amortized.......          224
 Special voting
  shares
  exchanged.......          --
 Common shares
  issued:
  Cash............      162,643
  Acquisitions,
   including
   options and
   warrants.......      482,272
  Stock option
   exercises......        6,337
  Employee Stock
   Purchase Plan..        1,706
  Common shares
   issuance
   costs..........       (1,130)
 Tax equivalent
  related to non-
  qualified option
  exercises.......          916
 Comprehensive
  income (loss):
  Net loss........      (82,260)
  Unrealized loss
   on
   investments....       (1,457)
  Unrealized gain
   on gross-up
   receivable
   related to
   investments....        1,457
  Translation
   adjustment.....          201
                     -------------
  Total
   comprehensive
   loss...........
 Balances at
  December 31,
  2000............     $674,064
                     =============

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)........................... $ (23,828) $   5,919  $ (82,260)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization.............     1,261      3,348     67,026
    Deferred income taxes.....................      (143)       867        --
    Tax equivalent related to non-qualified
     option excercises........................       --         708        916
    Unearned compensation amortized...........       149        196        224
    Acquired in-process research and
     development..............................    20,208        --      29,614
    Revenue from non-monetary transaction.....       --         --      (2,988)
    Changes in operating assets and
     liabilities, net of effects of
     acquisitions:
      Increase in accounts receivable.........    (6,212)    (7,804)   (20,052)
      Decrease (increase) in other
       receivables............................      (125)       108     (1,458)
      Increase in prepaid expenses............      (504)    (1,207)    (3,788)
      Decrease (increase) in other assets.....      (178)       178        --
      Increase (decrease) in accounts
       payable................................     4,755       (551)     5,879
      Increase in accrued liabilities.........     1,998      4,175      8,283
      Increase in deferred revenue............     4,573      2,970      5,777
      Increase (decrease) due to related
       party..................................    (2,588)        31        --
                                               ---------  ---------  ---------
      Net cash provided by (used in) operating
       activities.............................      (634)     8,938      7,173
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of marketable investments.........  (145,188)  (102,230)  (346,369)
  Dispositions of marketable investments......    76,446    109,786    216,062
  Purchases of property and equipment.........    (3,791)    (4,421)   (19,717)
  Increase in long-term investments and other
   assets.....................................      (393)    (3,149)   (16,140)
  Net cash payments in purchase transactions..    (4,391)       --      (7,739)
                                               ---------  ---------  ---------
      Net cash used in investing activities...   (77,317)       (14)  (173,903)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Repayment of long-term liabilities..........    (1,425)       (32)       (75)
  Proceeds from exercise of stock options and
   employee stock purchase plan...............        39      9,719      8,043
  Proceeds from issuance of common stock, net
   of issuance costs..........................    79,098        --     161,513
                                               ---------  ---------  ---------
      Net cash provided by financing
       activities.............................    77,712      9,687    169,481
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash.......       (74)      (446)      (387)
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......      (313)    18,165      2,364
Cash and cash equivalents at beginning of
 year.........................................     4,025      3,712     21,877
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   3,712  $  21,877  $  24,241
                                               =========  =========  =========

            See accompanying notes to consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1. Company Background

    Entrust Technologies Inc. (the "Company") is the leading global provider of Trust Relationship Management(TM) solutions and services that enable organizations to enhance business relationships by ensuring private and personalized interactions, thereby providing the confidence and convenience to exchange information and conduct transactions via the wired and wireless Internet, based on the Company's award-winning public-key infrastructure (PKI) and authorization technology.

    The Company was incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Corporation, and its subsidiary Nortel Networks Inc. (collectively "Nortel Networks"). At the close of business on December 31, 1996, Nortel Networks transferred to the Company certain of its assets and liabilities, intellectual property, rights, licenses and contracts. In exchange, Nortel Networks received Series A common stock, Special Voting stock, and cash consideration. At the close of business on December 31, 1996, the Company issued Series B common stock in a private placement. After the completion of the private placement, Nortel Networks owned approximately 73% of the outstanding shares of the Company's voting stock assuming conversion of the Series B common stock and Series B Non-Voting common stock.

    On August 21, 1998, the Company closed its initial public offering ("IPO"), issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79.1 million.

    On February 29, 2000 and March 2, 2000, the Company closed its follow-on offering (which included an over-allotment option closing), issuing an aggregate of 2,074,260 shares of its Common stock at an offering price $82 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $161.5 million.

    At December 31, 2000, Nortel Networks owned approximately 26% of the Company's Common stock.

2. Significant Accounting Policies

Consolidation

    The consolidated financial statements of the Company include the accounts of its majority-owned Canadian subsidiary, Entrust Technologies Limited, and its wholly-owned subsidiaries, Entrust Technologies (UK) Limited and enCommerce UK Limited, Entrust Technologies GmbH in Germany, r/3/ Security Engineering AG and Entrust Technologies (Switzerland) Ltd. Liab. Co., CygnaCom Solutions, Inc. ("CygnaCom") and enCommerce, Inc. ("enCommerce") in the U.S., Entrust Technologies s.a.r.l in France and enCommerce Japan K.K. The minority interest in the Canadian subsidiary has been insignificant to date. All significant intercompany transactions and accounts are eliminated in consolidation.

Translation of foreign currencies

    The accounts of the Company's subsidiaries have been translated into U.S. dollars. Assets and liabilities have been translated at the exchange rates in effect at the balance sheet date. Revenues,

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

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

    The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, Germany, France, Japan, Switzerland and the United Kingdom. Management periodically reviews the potential financial impact of this risk and currently believes that the Company is not subject to significant potential losses.

Revenue recognition

    The Company generates revenues primarily from licensing the rights to its software products to end-users and from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support ("maintenance"). The Company recognizes revenue in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and, effective January 1, 2000, adopted SOP No. 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", regarding the use of the residual method for certain multiple-element arrangements. Adoption of SOP 98-9 had no effect on the Company's method of recognizing revenues.

    Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months.

    Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance to customers. Revenues from the sale of Entrust.Net(TM) Web server certificates are also recognized ratably over the term of the certificate (typically one to two years).

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

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis.

Cost of revenues

    Cost of licenses includes the cost of media, product packaging, documentation and other production costs and third-party royalties. Amortization of purchased products rights acquired as part of the acquisition of enCommerce has been excluded from cost of license revenues and instead is included in operating expenses.

    Cost of services and maintenance consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, including the cost of third-party consultants engaged by the Company.

Research and development costs

    Research and development costs are expensed as incurred. In applying Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company has defined attainment of technological feasibility as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs eligible for capitalization have been insignificant. To date, the Company has not capitalized any internal software development costs and has capitalized, in limited circumstances, costs of software development by third-party contractors.

Cash and cash equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are maintained with a bank and a brokerage institution.

Marketable and other investments

    The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, primarily in current assets, and are stated at amortized cost. At December 31, 1999 and 2000, the amortized cost of the Company's held to maturity investments approximated fair value.

    In addition, the Company has invested in an equity instrument of a publicly-traded technology company. This investment has been classified as "available for sale", in current assets, and is carried at fair value based on quoted market prices. This instrument is considered to be short-term in nature as it is management's intention to dispose of this investment within the year. Realized gains and losses on disposition of available for sale marketable investments are included in results of operations, while unrealized gains and losses are included in other comprehensive income.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


    The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company's ownership share in these companies ranges from 1% to 10% of voting share capital. The Company has recorded revenue, representing less than 6% of total revenues for each of the years ended December 31, 1999 and 2000, with respect to arm's length transactions with companies in which it has made strategic equity investments recorded at cost. Consistent with the Company's policies for other long-lived assets, the carrying value of these long-term investments is periodically reviewed for impairment based upon such quantitative measures as undiscounted cash flows as well as qualitative factors. In addition, the Strategic Investment Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. No loss from impairment has been recorded as of December 31, 2000.

Accounts receivable

    The Company's customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 47% and 24% of accounts receivable as of December 31, 1999 and 2000, respectively. Two customers accounted for 18% and 13%, respectively of accounts receivable at December 31, 1999. No individual customer accounted for more than 10% of accounts receivable at December 31, 2000. The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. Requests to extend significant credit to customers are reviewed and approved by senior management. The Company maintains an allowance for potential losses due to credit risk, and believes that the allowance for losses is adequate. The following table summarizes the changes in the allowance for doubtful accounts:

                                                               December 31,
                                                             ------------------
                                                             1998  1999   2000
                                                             ----  ----  ------
Allowance for doubtful accounts, beginning of year.......... $416  $753  $  703
Additional provision:
  Doubtful accounts.........................................  450   426   1,690
  Arising from acquisitions.................................  --    --    1,278
Amounts written-off, net of recoveries...................... (113) (476)   (739)
                                                             ----  ----  ------
Allowance for doubtful accounts, end of year................ $753  $703  $2,932
                                                             ====  ====  ======

Other current receivables

    Other current receivables include federal income tax and other tax refunds of $166 and $1,421 at December 31, 1999 and 2000, respectively. Other receivables also include work-in-process relating to a percentage-of-completion contract of $1,470 and nil at December 31, 1999 and 2000, respectively, as well as work-in-process relating to time-and-materials services contracts of $1,225 at December 31, 2000.

Property and equipment

    Property and equipment is stated at cost. Depreciation is calculated generally using the straight-line method over the estimated useful lives of the assets. The expected useful lives of the furniture and fixtures, computer and telecom equipment and software is three to five years and the remaining term of the facility lease for leasehold improvements.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


    Recoverability of property, equipment and other long-lived assets is periodically reviewed for impairment on the basis of undiscounted cash flows. If the cash flows are less than the asset's carrying value, the asset is written down to its fair value.

Goodwill, purchased product rights and other purchased intangibles

    Acquisition-related intangible assets are amortized using the straight-line method over their estimated useful lives. The expected useful lives of goodwill, purchased product rights and other purchased intangibles is three to five years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, undiscounted cash flows associated with their carrying value are compared with their carrying values to determine if a write-down to fair value is required.

Other long-term assets

    Other long-term assets consists primarily of licenses of technology, used by the Company to provide services, and capitalized localization costs. These costs are amortized on a straight-line basis over three to four years and are stated net of accumulated amortization of $112 and $437 at December 31, 1999 and 2000, respectively.

Advertising expense

    Advertising costs are charged to expense as incurred and totaled $1,137, $1,990 and $3,282 in 1998, 1999 and 2000, respectively.

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

Stock-based compensation

    Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 10 the required pro forma effect on net income (loss) and earnings per share.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


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

Financial instruments and concentration of credit risk

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Marketable investments consist of publicly-traded debt and equity securities. The amortized cost basis of publicly-traded debt securities classified as held to maturity approximates fair value due to the short-term nature of these instruments. Marketable investments classified as available for sale are recorded at market value based on specific identification. The Company has hedged changes in the fair value of certain equity securities available for sale through a receivable from "gross-up" provision, which is included in investments.

    Financial instruments that potentially subject the Company to interest rate and credit risk consist principally of cash equivalents, marketable investments and accounts receivable. The Company has investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as credit worthy. The Company maintains its cash equivalents and marketable investments with high quality financial institutions and investment managers. The Company performs periodic reviews of the credit standing of its investments and the financial institutions managing those investments.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"), as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement at fair value. The Company adopted SFAS 133 on January 1, 2000, which had no significant impact on the Company's financial position or results of operations because the Company has limited derivative use.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's interpretations with respect to applying accounting principles generally accepted in the United States of America to revenue recognition. The Company adopted SAB 101 in the fourth quarter of 2000, which had no significant impact on the Company's financial position or results of operations.

Use of estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

    Certain reclassifications have been made to prior years' balances in order to conform to fiscal 2000 presentation.

3. Acquisitions and Related Intangible Assets

    On March 14, 2000, the Company completed the acquisition of all of the outstanding stock of CygnaCom, a Virginia corporation, that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. All of the outstanding common shares of CygnaCom were exchanged, in the aggregate, for a purchase price of $16,000 in cash and $555 in assumed net liabilities and acquisition expenses. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the fair value of the assets and liabilities acquired, with the remainder allocated to goodwill. Goodwill of $16,555 was recorded as a result of this acquisition, and $4,600 of goodwill amortization has been recorded in the year ended December 31, 2000.

    On June 26, 2000, the Company completed the acquisition of all of the outstanding capital stock, options and warrants of enCommerce, a global portal infrastructure company and a provider of software and services designed to manage electronic business relationships, based in Santa Clara, California, with subsidiaries in England and Japan, in exchange for an aggregate of 8,548,177 shares of the Company's Common stock and options and warrants to purchase 1,701,823 shares of Common stock, with an aggregate fair value of $482,272. The Company also incurred approximately $23,246 in acquisition-related costs.

    The enCommerce acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $505,518 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $57,196 has been recorded in the year ended December 31, 2000, related to goodwill and other purchased intangible assets arising from this acquisition. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets, which indicated that approximately $29,614 of the acquired intangible assets consisted of in-process research and development. The development of these products has not reached technological feasibility and the technology has no alternative future use and, accordingly, the $29,614 of in-process research and development has been expensed in the year ended December 31, 2000 as a result of this acquisition. The value of purchased in-process research and development was calculated by identifying development projects in areas which technological feasibility had not been established, estimating the costs to develop the purchased in-process products into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the percentage completion of the projects thereto. The discount rate includes a factor that takes into account the uncertainty surrounding the successful deployment of the purchased in-process products.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


    The purchase price of enCommerce has been allocated as follows:

                                                                Amortization
                                                                   Period
                                                               (Straight-line)
                                                               ---------------
Net tangible assets.................................. $ 26,264         --
Purchased product rights, related to the getAccess
 product suite.......................................   22,010     4 years
Assembled work force.................................    3,360     3 years
Customer list........................................   23,105     3 years
Goodwill.............................................  401,165     4 years
In-process research and development..................   29,614         --
                                                      --------
 Total purchase price................................ $505,518
                                                      ========

    The results of operations of the acquired businesses have been included in the Company's financial statements commencing from the respective effective acquisition dates for accounting purposes. The following unaudited pro forma data summarize the combined results of operations of Entrust Technologies Inc., CygnaCom and enCommerce for the years ended December 31, 1999 and 2000, respectively, as if the acquisitions had taken place as of the beginning of the respective periods, and, accordingly, exclude the $29,614 write-off of in-process research and development, a non-recurring charge directly attributable to the acquisition of enCommerce and include a full period's amortization of goodwill and other purchased intangibles in each period shown. Also, the per share data, in each period shown, includes the Common shares of the Company issued in connection with the acquisition of enCommerce, but excludes options and warrants issued as their effect is antidilutive.

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
  Revenues........................................... $   102,320  $   159,975
                                                      ===========  ===========
  Net loss........................................... $  (124,916) $  (124,596)
                                                      ===========  ===========
  Net loss per basic and diluted share............... $     (2.38) $     (2.03)
                                                      ===========  ===========

    These pro forma amounts are not necessarily indicative of future results of operations.

    In addition, on June 8, 1998, the Company acquired r3 Security Engineering AG ("r3"), a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. The Company acquired all the outstanding shares of r3 for an aggregate purchase price of $23,774, which included approximately $4,391 in cash, $17,013 representing 1,167,288 shares of Redeemable Series A common stock (subsequently converted into Common stock upon the closing of the Company's initial public offering) and approximately $994 in assumed net liabilities and acquisition costs. This acquisition was accounted for under the purchase method of accounting. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets which indicated approximately $20,208 of the acquired intangible assets consisted of in-process product development and, accordingly, the $20,208 was included as an expense in the consolidated statement of operations for the year ended December 31, 1998. The Company recorded goodwill of $4,016 as a result of this acquisition and, accordingly, has recorded $356, $712 and $907 of amortization with respect to the goodwill for the years ended December 31, 1998, 1999 and 2000, respectively.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


    The primary components of acquisition-related intangible assets, including goodwill and purchased product rights are as follows:

                                                               December 31
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
   Goodwill................................................. $ 4,016  $421,736
   Less: accumulated amortization...........................  (1,068)  (56,609)
                                                             -------  --------
   Goodwill, net............................................ $ 2,948  $365,127
                                                             =======  ========
   Other purchased intangibles:
   Customer list............................................ $   --   $  3,360
   Assembled work force.....................................     --     23,105
                                                             -------  --------
                                                                 --     26,465
   Less: accumulated amortization...........................     --     (4,411)
                                                             -------  --------
   Other purchased intangibles, net......................... $   --   $ 22,054
                                                             =======  ========
   Purchased product rights................................. $   --   $ 22,010
   Less: accumulated amortization...........................     --     (2,751)
                                                             -------  --------
   Purchased product rights, net............................ $   --   $ 19,259
                                                             =======  ========

4. Investments

  The Company's investments consist of the following:

                                                               December 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
   Short-term marketable investments:
     Held to maturity, at amortized cost:
       U.S. government agency debt securities............... $ 8,962  $ 29,707
       Corporate debt securities............................  58,432   170,339
                                                             -------  --------
                                                              67,394   200,046
                                                             -------  --------
     Available for sale equity securities, at cost..........     --      3,400
       Unrealized loss......................................     --     (1,457)
                                                             -------  --------
         At market..........................................     --      1,943
                                                             -------  --------
     Receivable from Gross-up provision, at cost............     --        --
       Unrealized gain......................................     --      1,457
                                                             -------  --------
         At market..........................................     --      1,457
                                                             -------  --------
           Total............................................ $67,394  $203,446
                                                             =======  ========
   Long-term investments:
     Held to maturity, at amortized cost:
       Corporate debt securities............................ $ 2,405  $     60
     Other equity securities, at cost.......................   1,693    16,615
                                                             -------  --------
           Total............................................ $ 4,098  $ 16,675
                                                             =======  ========

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

    The Company recorded an aggregate unrealized loss, included in other comprehensive income (loss), on the marketable equity securities recorded at market, and classified as available for sale, in the amount of $1,457 as of December 31, 2000. However, this unrealized loss was completely offset by an aggregate unrealized gain recorded as a result of a "gross-up" provision indexed to the same equity securities, which represents a call option hedge that enables the Company to receive a combination of cash and additional in-kind equity securities equal to the deficiency between the original cost basis of the equity securities and the aggregate of the market values on the dates that the securities are made available for sale on the applicable public equity market. This investment arose as a result of a non-monetary revenue transaction in the normal course of business in which shares of the customer's common stock were received as an in-kind payment in lieu of cash.

5. Property and Equipment

   Property and equipment, at cost, consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
   Computer and telecom equipment.............................. $4,947  $11,634
   Furniture and fixtures......................................  2,146    6,411
   Leasehold improvements......................................  2,143    8,411
   Internal-use software.......................................  1,095    4,031
   Equipment under capital lease...............................    --       107
                                                                ------  -------
                                                                10,331   30,594
   Less: accumulated depreciation and amortization............. (3,984)  (7,726)
                                                                ------  -------
   Subtotal....................................................  6,347   22,868
   Assets to be placed in service..............................    557    2,300
                                                                ------  -------
   Total property and equipment, net........................... $6,904  $25,168
                                                                ======  =======

6. Accrued Liabilities

   Accrued liabilities consist of the following:

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Payroll and related benefits................................. $5,095 $10,360
   Withholding taxes payable for stock options exercised........  2,075   6,472
   Other........................................................  1,999   5,479
                                                                 ------ -------
                                                                 $9,169 $22,311
                                                                 ====== =======

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


7. Income Taxes

   The following table presents the U.S. and foreign components of income
(loss) before income taxes and the provision for income taxes.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
   Income (loss) before income taxes:
     United States..............................  $(22,108) $  4,271  $(85,876)
     Foreign....................................    (1,880)    3,448     5,953
                                                  --------  --------  --------
                                                  $(23,988) $  7,719  $(79,923)
                                                  ========  ========  ========
   (Provision) benefit for income taxes:
     Current:
       Federal..................................  $    140  $     21  $    --
       State and local..........................        79       (70)      --
       Foreign..................................      (202)     (176)   (1,421)
                                                  --------  --------  --------
                                                        17      (225)   (1,421)
                                                  --------  --------  --------
     Deferred:
       Federal..................................       (52)     (360)      --
       State and local..........................         7      (189)      --
       Foreign..................................       188      (318)      --
                                                  --------  --------  --------
                                                       143      (867)      --
                                                  --------  --------  --------
       Federal and State tax equivalent related
        to non-qualified option exercises
        (credited to additional paid-in
        capital)................................        --      (708)     (916)
                                                  --------  --------  --------
   Total (provision) benefit for income taxes...  $    160  $ (1,800) $ (2,337)
                                                  ========  ========  ========

   A reconciliation between income taxes computed at the federal statutory rate and income tax (provision) benefit is shown below:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
   Income tax (provision) benefit at federal
    statutory rate..............................  $  8,156  $ (2,624) $ 27,174
   State and local taxes, net of federal
    benefits....................................        57      (171)      (65)
   Foreign earnings benefit (tax) at different
    rate........................................        80      (226)      (38)
   Acquired in-process research and
    development.................................    (6,871)      --    (10,069)
   Amortization of goodwill and other purchased
    intangibles.................................      (121)     (242)  (19,755)
   Foreign research and development tax
    credits.....................................       --      1,933     2,065
   Tax write-offs of intercompany investment in,
    advances
    to and operations of foreign subsidiary.....       --     10,472     2,602
   Other........................................        79     3,556    (2,222)
   Valuation allowances on future benefits of
    tax
    losses and credits available................    (1,220)  (14,498)   (2,029)
                                                  --------  --------  --------
   Total (provision) benefit for income taxes...  $    160  $ (1,800) $ (2,337)
                                                  ========  ========  ========

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

    Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company's net deferred tax benefits (liabilities) are as follows:

                                                              December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
   Current asset:
     Allowances and accruals not currently deductible....... $   256  $ 1,540
     Deferred income currently taxable......................     597    1,220
                                                             -------  -------
       Total................................................     853    2,760
                                                             -------  -------
   Non-current asset (liability):
     Deferred depreciation and amortization for tax
      purposes..............................................   2,382    4,212
     United States and Foreign NOL and tax credit carry-
      forwards..............................................  19,446   36,160
                                                             -------  -------
       Total................................................  21,828   40,372
                                                             -------  -------
   Total deferred tax asset.................................  22,681   43,132
   Valuation allowance...................................... (22,681) (43,132)
                                                             -------  -------
   Net deferred tax asset................................... $   --   $   --
                                                             =======  =======

    United States and foreign NOL and tax credit carry-forwards include $5,974 and $12,402 at December 31, 1999 and December 31, 2000, respectively, related to NOL carry-forwards resulting from the exercise in 1999 and 2000 of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards of approximately $11,994 from enCommerce at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to goodwill. The annual utilization of acquired NOL carry-forwards may be limited by certain historical ownership changes at enCommerce.

    As at December 31, 2000, the Company has available the following income tax carry-forwards to reduce future income tax liabilities:

                                                                        Period
                                                               Amount  Expiring
                                                               ------- ---------
   Net operating losses (tax benefits):
     United States............................................ $28,403 2012-2020
     Foreign..................................................   3,075 2005-2006
                                                               -------
                                                                31,478
   Foreign research and development tax credits...............   4,682 2007-2010
                                                               -------
                                                               $36,160
                                                               =======

8. Long-term Liabilities

    Long-term liabilities include notes payable of $477 and capital lease obligations of $98 at December 31, 2000, assumed as a result of the acquisition of enCommerce. The notes were entered into by enCommerce to finance the purchase of fixed assets, and will be retired by January 2003.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

The total future minimum lease payments of $117 on capital lease obligations are payable through May 2004. As of December 31, 2000, the current portions of $211 and $29, on the notes and lease obligations, respectively, have been included in accrued liabilities. These long-term liabilities bear interest at rates ranging from 8% to 14% and are collateralized by the financed assets.

    The remaining balance of long-term liabilities consists primarily of long-term deposits and deferred rent assumed from enCommerce.

9. Capital Stock

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

    Concurrent with the closing of the follow-on offering on February 29, 2000 and March 2, 2000, the remaining 5,157,289 shares of Special Voting stock and Exchangeable shares were exchanged into an equivalent number of shares of Common stock.

    As of December 31, 2000, there were no issued and outstanding shares of the Company's Series A, Redeemable Series A or Series B common stock or Special Voting stock.

Common Stock

    The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 100,000,000 shares of Common stock.

Preferred Stock

    The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as shall be determined by the Board of Directors. As of December 31, 2000, the Company had not issued any shares of Preferred stock.

10. Stock Options and Warrants

Stock Option Plans

    In 1997, the Company's shareholders approved the 1996 Stock Incentive Plan (the "1996 Plan") applicable to the Company's full-time employees, officers, directors, and consultants and authorized 7,228,920 shares of Series A common stock (Common stock following the Company's

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

public offering) for issuance thereunder. In 1998, the Company's Board of Directors and shareholders approved increases to 9,600,000 as the total number of authorized shares available for issuance under the 1996 Plan. In 1999, the Company's Board of Directors approved the 1999 Non-Officer Employee Stock Incentive Plan (the "1999 Plan") and authorized 2,500,000 shares for issuance thereunder. In 2000, the Company's Board of Directors increased the number of authorized shares under the 1999 Plan to 7,600,000 shares. Also in 2000, the Company's Board of Directors approved an increase to 14,600,000 as the total number of authorized shares available for issuance under the 1996 Plan, plus an annual increase to be added on each of January 1, 2001 and January 1, 2002, equal to the lower of (i) 5% of the total number of outstanding shares of Common stock on such date or (ii) a lesser amount determined by the Board; provided, however, that the maximum number of shares of Common stock available for issuance under the 1996 Plan is 26,000,000 shares. In addition, concurrent with the acquisition of enCommerce, the Company's Board of Directors approved the assumption of the enCommerce 1997 Stock Option Plan and the enCommerce 1997B Stock Option Plan (collectively, the "enCommerce 1997 Plans"), and all outstanding warrants of enCommerce, and authorized an aggregate of 1,701,823 shares for issuance in connection therewith. The options under the 1996 Plan, 1999 Plan and enCommerce 1997 Plans are granted at the then-current fair market value of the Common stock of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years, and generally expire on the tenth anniversary of the grant date or upon termination of employment.

    In connection with acquisitions in 2000, the Company assumed options to purchase 1,542,131 shares of Common stock held by employees and a warrant to purchase 159,692 shares of Common stock held by a non-employee third party. The fair values of these options and warrants were included in the total purchase price of the acquired businesses.

    The Company recognized compensation expense for its stock-based compensation plans in the year ended December 31, 2000 as a result of options granted to non-employees. The Company recorded unearned compensation of $101 for these non-employee options, and is amortizing this balance over the vesting period of four years from the date of grant. Accordingly, $28 was amortized into compensation expense for the year ended December 31, 2000.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


    A summary of the activity under the 1996 Plan, 1999 Plan and enCommerce 1997 Plans is set forth below:

                                                     Options and Warrants
                                                         Outstanding
                                                --------------------------------
                                                                        Weighted
                                                  Shares                Average
                                                Available   Number of   Exercise
                                                for Grant     Shares     Price
                                                ----------  ----------  --------
Balance at December 31, 1997...................    740,840   6,488,080   $ 2.16
  Authorized...................................  2,371,080         --
  Granted...................................... (1,673,016)  1,673,016    11.79
  Forfeited....................................    121,324    (121,324)    4.44
  Exercised....................................        --      (18,846)    2.13
                                                ----------  ----------
Balance at December 31, 1998...................  1,560,228   8,020,926     4.13
  Authorized...................................  2,500,000         --
  Granted...................................... (2,531,330)  2,531,330    32.85
  Forfeited....................................    496,951    (496,951)   11.35
  Exercised....................................        --   (2,636,482)    3.28
                                                ----------  ----------
Balance at December 31, 1999...................  2,025,849   7,418,823    13.76
  Authorized................................... 11,801,823         --
  Granted...................................... (6,158,836)  6,158,836    39.76
  Assumed in acquisition....................... (1,701,823)  1,701,823     7.13
  Forfeited....................................    357,661    (357,661)   35.70
  Exercised....................................        --   (1,701,659)    3.77
                                                ----------  ----------
Balance at December 31, 2000...................  6,324,674  13,220,162    25.68
                                                ==========  ==========

    The number of outstanding options exercisable into common stock was 2,887,097, 3,441,860 and 4,142,586 at December 31, 1998, 1999 and 2000,
respectively. The weighted average exercise price of these exercisable outstanding options was $2.50, $3.16 and $8.73, respectively.

    The following table summarizes information concerning currently outstanding options and warrants as of December 31, 2000:

                                                                             Options and Warrants
                                 Options and Warrants Outstanding                 Exercisable
                          ---------------------------------------------- -----------------------------
                                                                Weighted                      Weighted
                               Number of       Weighted Average Average       Number of       Average
                          Options and Warrants    Remaining     Exercise Options and Warrants Exercise
Range of Exercise Prices      Outstanding      Contractual Life  Price       Exercisable       Price
------------------------  -------------------- ---------------- -------- -------------------- --------
$0.12 to $1.97..........          611,996         7.6 years      $ 0.92         337,914        $0.67
$2.13 to $2.55..........        2,578,204         6.2 years        2.18       2,407,913         2.17
$4.06 to $6.25..........          455,069         7.5 years        5.77         230,478         6.01
$6.72 to $9.25..........          211,797         9.0 years        6.76             800         9.25
$10.88 to $16.32........        1,166,737         9.0 years       13.93         325,020        13.60
$16.50 to $24.75........        1,787,288         8.7 years       21.33         494,638        20.88
$24.81 to $37.19........        3,017,491         9.6 years       27.37         113,636        28.37
$37.25 to $55.12........        2,709,317         9.1 years       47.64         231,062        48.84
$57.88 to $86.31........          269,690         9.4 years       67.53           1,125        65.00
$88.88 to $130.25.......          412,573         9.2 years      109.09             --           N/A
                               ----------                                     ---------
                               13,220,162         8.5 years                   4,142,586         8.73
                               ==========                                     =========

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


    Common shares issued in 2000, upon exercise of 10,684 options assumed in acquisitions, at a weighted average exercise price of $12.10, will vest over the remaining service period of four years.

Employee Stock Purchase Plan

    The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 400,000 shares of Common stock to participating employees. All employees of the Company, including directors of the Company who are employees, and all employees of any participating subsidiaries whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the Purchase Plan.

    Under the terms of the Purchase Plan, the price per share paid by each participant on the last day of an offering period is an amount equal to 90% of the lesser of the fair market value per share of the Common stock on the first business day of an offering period or the last business day of such period. On December 10, 1999, in accordance with the terms of the Purchase Plan, the Company's Board of Directors decreased the price per share to an amount equal to 85% of the lesser of the fair market value per share of the Common stock on the first business day of an offering period or the last business day of such period.

    Termination of the Purchase Plan is at the discretion of the Board of Directors. Upon termination of the Purchase Plan, all amounts in the accounts of participating employees will be promptly refunded.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


Stock-based Compensation

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, compensation expense was recognized for its stock-based compensation plans in the year ended December 31, 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, the Company recorded unearned compensation of $784 for the year ended December 31, 1998. This amount is being amortized over the vesting period of four years from the date of grant, with $149, $196 and $196 amortized into compensation expense for the years ended December 31, 1998, 1999 and 2000, respectively. For all other options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant. Had compensation costs for the Company's 1996 Plan, 1999 Plan and enCommerce 1997 Plans been determined based on the fair value of the options at the grant date for awards to employees under the 1996 Plan, 1999 Plan and enCommerce 1997 Plans, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows, on a pro forma basis.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998     1999      2000
                                                  --------  -------  ---------
   Net income (loss), as reported...............  $(23,828) $ 5,919  $ (82,260)
   Estimated additional stock-based compensation
    costs under SFAS 123........................    (2,687) (13,464)   (95,200)
                                                  --------  -------  ---------
   Pro forma net loss...........................  $(26,515) $(7,545) $(177,460)
                                                  ========  =======  =========
   Pro forma basic and diluted net loss per
    share.......................................  $  (0.75) $ (0.17) $   (3.11)
                                                  ========  =======  =========

    In the pro forma calculations, the weighted average fair value for stock options granted during 1998, 1999 and 2000 was estimated at $5.47, $24.97 and $34.43 per option, respectively. The fair value of all options granted prior to the Company's initial public offering on August 17, 1998 were estimated as of the date of grant using the minimum value model. The fair value of all options granted subsequent to the Company's initial public offering were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1998     1999     2000
                                                      -------  -------  -------
   Expected option life, in years....................       6        5        5
   Risk free interest rate...........................    5.37%    5.69%    6.11%
   Dividend yield....................................     --       --       --
   Volatility........................................     108%      98%     127%

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


11. Net Income (Loss) per Share

    For the years ended December 31, 1998 and 2000, the antidilutive effect excluded from the diluted net loss per share computation due to the exchangeable Special Voting stock outstanding was 6,767,673 and 644,661 shares, respectively, due to the conversion rights of Series B common stock was 1,687,096 and nil shares, respectively, and due to options to purchase Common stock was 5,437,769 and 4,783,877 shares, respectively.

    Net income (loss) per share has been calculated as follows:

                                                 Year Ended December 31,
                                             ---------------------------------
                                                1998        1999       2000
                                             ----------  ---------- ----------
   Net income (loss) available to common
    shareholders (in thousands)............  $  (23,828) $    5,919 $  (82,260)
                                             ==========  ========== ==========
   Weighted average common shares
    outstanding:
   Basic:
     Basic weighted average common shares
      outstanding..........................  35,254,735  43,846,922 57,003,479
                                             ----------  ---------- ----------
     Basic net income (loss) per share.....  $    (0.68) $     0.13 $    (1.44)
                                             ==========  ========== ==========
   Diluted:
     Basic weighted average common shares
      outstanding..........................  35,254,735  43,846,922 57,003,479
                                             ----------  ---------- ----------
     Exchange rights on Special Voting
      stock................................         N/A   5,157,289        N/A
     Additional conversion rights of Series
      B Voting and Non-Voting common
      stock................................         N/A         --         N/A
     Net effect of dilutive options using
      the treasury stock method............         N/A   5,798,470        N/A
                                             ----------  ---------- ----------
     Subtotal..............................         N/A  10,955,759        N/A
                                             ----------  ---------- ----------
     Diluted weighted average common shares
      outstanding..........................  35,254,735  54,802,682 57,003,479
                                             ==========  ========== ==========
     Diluted net income (loss) per share...  $    (0.68) $     0.11 $    (1.44)
                                             ==========  ========== ==========

12. Related Party Transactions

    Significant related party transactions with the Company's largest shareholder, Nortel Networks, and affiliated companies, not otherwise disclosed in the financial statements, include the following:

    Revenues include sales to Nortel Networks for the years ended December 31, 1998, 1999 and 2000 of $1,916, $1,453 and $751, respectively. Revenues for the years ended December 31, 1998 and 1999 include sales to Nortel Networks affiliated companies totaling $2,076 and $269, respectively.

    The Company reimburses Nortel Networks for expenses paid by Nortel Networks on behalf of the Company, net of revenues collected by Nortel Networks on behalf of the Company. The net expenses reimbursed amounted to $1,390, $512 and $295 for the years ended December 31, 1998,

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)

1999 and 2000, respectively. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

    Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. The accounts receivable at December 31, 1999 and 2000 related to Nortel Networks and its affiliates was insignificant.

13. Commitments and Contingencies

Lease commitments

    The Company leases administrative and sales offices and certain property and equipment under noncancellable operating leases that will expire in 2011 with certain renewal options. Total rent expense under such leases for the years ended December 31, 1998, 1999 and 2000 were $3,083, $4,754 and $7,288, respectively. At December 31, 2000, the future minimum lease payments under operating leases were as follows:

   2001................................................................ $ 9,471
   2002................................................................   6,139
   2003................................................................   4,097
   2004................................................................   3,353
   2005................................................................   2,988
   Thereafter..........................................................  12,227
                                                                        -------
   Total future minimum lease payments................................. $38,275
                                                                        =======

    With respect to an office lease included above, the Company is required to provide a security deposit to the lessor in the amount of $4,500. The Company has a noncancelable sublease of certain facilities included above. Payments to be received under this sublease will total $389, $389 and $292 in 2001, 2002 and 2003, respectively.

Legal proceedings

    On July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed against the Company and certain of its officers. The action was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. All of these actions have been consolidated. On January 22, 2001, a consolidated amended complaint was filed. The consolidated amended complaint purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period from October 19, 1999 through July 3, 2000. The complaint alleges that the defendants misrepresented and failed to disclose certain information about the Company's business and prospects. The complaint asserts claims under the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. No trial date or other schedule has been established. The Company believes this class action is without merit and intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on the Company's future financial condition or results of operations.

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


    The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

14. Employee Savings Plan

    The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under
Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching contributions made by the Company totaled $383, $592 and $1,732 for the years ended December 31, 1998, 1999 and 2000, respectively.

15. Supplemental Cash Flows Information

    The following is provided as supplemental information to the consolidated statements of cash flows:

                                                          Year Ended December
                                                                  31,
                                                         -----------------------
                                                          1998   1999     2000
                                                         ------- -----  --------
Non-cash investing and financing activities:
  Issuance of redeemable Series A common stock (and
   subsequent conversion into Common stock) related to
   the acquisition of r3 Security Engineering AG........ $17,013 $ --   $    --
                                                         ======= =====  ========
  Issuance of Common stock, stock options and warrants
   related to the acquisition of enCommerce, Inc........ $   --  $ --   $482,272
                                                         ======= =====  ========
Income taxes paid (received), net....................... $   251 $(933) $    243
                                                         ======= =====  ========

16. Segment, Geographic and Major Customer Information

Segment information

    The Company conducts business in one operating segment; namely, the design, production and sale of software products and related services for encryption, digital signature and authorization. The nature of the Company's different products and services is similar and, in general, the type of customers for those products and services is not distinguishable.

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

                           ENTRUST TECHNOLOGIES INC.

                (in thousands, except share and per share data)


Geographic information

    Revenues are attributed to specific geographical areas based on where the sales order originated. Long-lived assets and total assets of the Company are those that are identified with operations in the respective geographic areas.

    The Company operates in three main geographic areas as follows:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1998      1999     2000
                                                  --------  -------- --------
Revenues:
  United States.................................. $ 25,861  $ 55,709 $ 81,245
  Canada.........................................   11,832    16,107   22,282
  Europe, Asia and Other.........................   11,295    13,398   44,850
                                                  --------  -------- --------
    Total revenues............................... $ 48,988  $ 85,214 $148,377
                                                  ========  ======== ========
Segment operating income (loss):
  United States.................................. $ (3,297) $  1,724 $ (6,171)
  Canada.........................................     (167)    3,950    3,749
  Europe, Asia and Other.........................     (862)    1,617    5,330
                                                  --------  -------- --------
    Total segment operating income (loss)........   (4,326)    7,291    2,908
                                                  --------  -------- --------
Depreciation and amortization expense:
  United States..................................      410     1,229   63,900
  Canada.........................................      573     1,625    2,687
  Europe, Asia and Other.........................      278       494      439
                                                  --------  -------- --------
    Total depreciation and amortization..........    1,261     3,348   67,026
                                                  --------  -------- --------
Interest income:
  United States..................................    1,807     3,776   13,809
                                                  --------  -------- --------
Acquired in-process research and development:
  United States..................................   20,208       --    29,614
                                                  --------  -------- --------
Income (loss) before income taxes:
  United States..................................  (22,108)    4,271  (85,876)
  Canada.........................................     (740)    2,325    1,062
  Europe, Asia and Other.........................   (1,140)    1,123    4,891
                                                  --------  -------- --------
    Total income (loss) before income taxes...... $(23,988) $  7,719 $(79,923)
                                                  ========  ======== ========

                                                         December 31,
                                                  ---------------------------
                                                    1998      1999     2000
                                                  --------  -------- --------
Long-lived assets (generally depreciated over
 three to five years):
  United States.................................. $  4,323  $  8,493 $429,396
  Canada.........................................    3,510     5,921   19,690
  Europe, Asia and Other.........................      775       823    1,429
                                                  --------  -------- --------
    Total long-lived assets...................... $  8,608  $ 15,237 $450,515
                                                  ========  ======== ========
Total assets:
  United States.................................. $ 95,110  $107,517 $671,103
  Canada.........................................    8,244    15,216   45,628
  Europe, Asia and Other.........................    4,475     7,787   17,375
                                                  --------  -------- --------
    Total........................................ $107,829  $130,520 $734,106
                                                  ========  ======== ========

                           ENTRUST TECHNOLOGIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Completed)
                (in thousands, except share and per share data)


Major customer information

    In 1998 and 2000, no individual customer accounted for 10% or more of revenues. In 1999, a single customer accounted for 24% of revenues, and no other customers accounted for 10% or more of revenues.

                                 EXHIBIT INDEX

 Exhibit
 Number    Description                                              Form Number
 -------   -----------                                              ---- ------
  2.1(1)+  Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions, Inc. and the
           Stockholders of Cygnacom Solutions, Inc.                 8-K     2
  2.2(2)+  Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and
           enCommerce, Inc.                                         8-K     2
  3.1(3)   Amended and Restated Articles of Incorporation of the
           Registrant                                               S-1   3.2
  3.2(3)   Amended and Restated Bylaws of the Registrant            S-1   3.4
  4.1(3)   Specimen certificate for shares of Common Stock, $.01
           par value, of the Registrant                             S-1   4.1
 10.1(3)   Amended and Restated Registration Rights Agreement,
           dated as of July 30, 1998, by and among the Registrant
           and certain stockholders                                 S-1  10.3
 10.2(3)   Strategic Alliance Agreement, dated as of December 31,
           1996, between the Registrant and Northern Telecom
           Limited                                                  S-1  10.5
 10.3(4)*  Employment Letter Agreement dated May 5, 2000 between
           the Registrant and Paul A. Doscher                       10-Q 10.6
 10.4*     Separation Agreement and Release dated February 24,      Enclosed
           2001 between the Registrant and John A. Ryan             herewith
 10.5(3)*  Letter Agreement, dated as of June 4, 1997, between
           the Registrant and Richard D. Spurr                      S-1  10.12
 10.6(7)*  Letter Agreement, dated as of November 14, 1997,
           between the Registrant and Hansen Downer                 10-Q 10.2
 10.7(4)*  Amended and Restated 1996 Stock Incentive Plan, as
           amended                                                  10-Q 10.10
 10.8(3)   Lease Agreement, dated as of January 28, 1998, between
           Colonnade Development Incorporated and Entrust
           Technologies Limited                                     S-1  10.16
 10.9(5)   Standard Office Building Lease Agreement, dated as of
           January 19, 1999, between HMS Office L.P. and the
           Registrant                                               10-K 10.16
 10.10(6)* Letter Agreement dated October 11, 1999 between the
           Registrant and David L. Thompson                         S-3  10.3
 10.11(6)  Development Agreement dated December 29, 1999 between
           Canderel Management Inc. and Entrust Technologies
           Limited                                                  S-3  10.4
 10.12(6)  Lease dated December 29, 1999 in Pursuance of the
           Short Forms of Lease Act between 786473 Ontario
           Limited, Entrust Technologies Limited and the
           Registrant                                               S-3  10.5
 10.13(6)  Lease dated December 29, 1999 by and between 3559807
           Canada Inc., Entrust Technologies Limited and the
           Registrant                                               S-3  10.6
 10.14(4)* enCommerce, Inc. 1997 Stock Option Plan                  10-Q 10.1
 10.15(4)  enCommerce, Inc. 1997B Stock Option Plan                 10-Q 10.2
 10.16(4)* Employment Letter Agreement dated May 5, 2000 between
           the Registrant and J. Alberto Yepez                      10-Q 10.4
 10.17     Common Stock Warrant No. 1 of the Registrant dated       Enclosed
           June 26, 2000 issued to Andersen Consulting LLP          herewith
 10.18(4)* Non-competition and Non-solicitation Agreement
           effective as of June 26, 2000 between the Registrant
           and Alberto Yepez                                        10-Q 10.5
 10.19(4)* Non-competition and Non-solicitation Agreement
           effective as of June 26, 2000 between the Registrant
           and Paul Doscher                                         10-Q 10.7
 10.20(4)  Lease Agreement (Single Tenant Industrial) between
           Melchor Investment Company and Applied Materials, Inc.
           dated January 27, 1996                                   10-Q 10.8
 10.21(4)  Sublease Agreement dated as of May 14, 1999 by and between Applied Materials, Inc. and enCommerce, Inc.,
           including First Amendment to Sublease Agreement dated
           September 1, 1999                                        10-Q 10.9

--------
 * Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

 Exhibit
 Number  Description                        Form Number
 ------- -----------                        ---- ------
 21      Subsidiaries of the Registrant     Enclosed
                                            herewith
 23.1    Consent of Deloitte & Touche LLP   Enclosed
                                            herewith

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-57275).
(4) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24733).
(6) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-95375).
(7) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 000-24733).
 + The Registrant agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.