Form 10-K405/A
period 2000-12-31
ENTRUST TECHNOLOGIES INC
filed 2001-03-21
CIK 1031283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1

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

    This Amendment No. 1 on Form 10-K/A amends and restates the Exhibit Index and Exhibit 23.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Entrust Technologies Inc. (the "Report") filed with the Securities and Exchange Commission on March 20, 2001, for the purpose of correcting a typographical error which resulted in the inadvertent omission of the conformed signature of Deloitte and Touche LLP on Exhibit 23.1 of the Report.

                                 SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2001.

                                          Entrust Technologies Inc.
                                              (Registrant)

                                                  /s/ David J. Wagner
                                          By: _________________________________

                                                    David J. Wagner

                                                      Vice President,
                                              Finance,Controller and Treasurer

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
 10.1(3)   Amended and Restated Registration Rights Agreement,
           dated as of July 30, 1998, by and among the Registrant
           and certain stockholders                                 S-1  10.3
 10.2(3)   Strategic Alliance Agreement, dated as of December 31,
           1996, between the Registrant and Northern Telecom
           Limited                                                  S-1  10.5
 10.3(4)*  Employment Letter Agreement dated May 5, 2000 between
           the Registrant and Paul A. Doscher                       10-Q 10.6
 10.4*     Separation Agreement and Release dated February 24,      Previously
           2001 between the Registrant and John A. Ryan             filed
 10.5(3)*  Letter Agreement, dated as of June 4, 1997, between
           the Registrant and Richard D. Spurr                      S-1  10.12
 10.6(7)*  Letter Agreement, dated as of November 14, 1997,
           between the Registrant and Hansen Downer                 10-Q 10.2
 10.7(4)*  Amended and Restated 1996 Stock Incentive Plan, as
           amended                                                  10-Q 10.10
 10.8(3)   Lease Agreement, dated as of January 28, 1998, between
           Colonnade Development Incorporated and Entrust
           Technologies Limited                                     S-1  10.16
 10.9(5)   Standard Office Building Lease Agreement, dated as of
           January 19, 1999, between HMS Office L.P. and the
           Registrant                                               10-K 10.16
 10.10(6)* Letter Agreement dated October 11, 1999 between the
           Registrant and David L. Thompson                         S-3  10.3
 10.11(6)  Development Agreement dated December 29, 1999 between
           Canderel Management Inc. and Entrust Technologies
           Limited                                                  S-3  10.4
 10.12(6)  Lease dated December 29, 1999 in Pursuance of the
           Short Forms of Lease Act between 786473 Ontario
           Limited, Entrust Technologies Limited and the
           Registrant                                               S-3  10.5
 10.13(6)  Lease dated December 29, 1999 by and between 3559807
           Canada Inc., Entrust Technologies Limited and the
           Registrant                                               S-3  10.6
 10.14(4)* enCommerce, Inc. 1997 Stock Option Plan                  10-Q 10.1
 10.15(4)  enCommerce, Inc. 1997B Stock Option Plan                 10-Q 10.2
 10.16(4)* Employment Letter Agreement dated May 5, 2000 between
           the Registrant and J. Alberto Yepez                      10-Q 10.4
 10.17     Common Stock Warrant No. 1 of the Registrant dated       Previously
           June 26, 2000 issued to Andersen Consulting LLP          filed
 10.18(4)* Non-competition and Non-solicitation Agreement
           effective as of June 26, 2000 between the Registrant
           and Alberto Yepez                                        10-Q 10.5
 10.19(4)* Non-competition and Non-solicitation Agreement
           effective as of June 26, 2000 between the Registrant
           and Paul Doscher                                         10-Q 10.7
 10.20(4)  Lease Agreement (Single Tenant Industrial) between
           Melchor Investment Company and Applied Materials, Inc.
           dated January 27, 1996                                   10-Q 10.8
 10.21(4)  Sublease Agreement dated as of May 14, 1999 by and between Applied Materials, Inc. and enCommerce, Inc.,
           including First Amendment to Sublease Agreement dated
           September 1, 1999                                        10-Q 10.9

--------
 * Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

 Exhibit
 Number  Description                        Form Number
 ------- -----------                        ---- ------
 21      Subsidiaries of the Registrant     Previously
                                            filed
 23.1    Consent of Deloitte & Touche LLP   Enclosed
                                            herewith

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