Form 10-Q
period 2001-03-31
ENTRUST TECHNOLOGIES INC
filed 2001-05-15
CIK 1031283

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                   FORM 10-Q
       (Mark one)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

    [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-24733

                       ----------------------------------

                           ENTRUST TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)



               MARYLAND                               62-1670648
     (State or other jurisdiction of       (IRS employer identification no.)
     incorporation or organization)

                             ONE PRESTON PARK SOUTH
                       4975 PRESTON PARK BLVD., SUITE 400
                                PLANO, TX 75093
              (Address of principal executive offices & zip code)

       Registrant's telephone number, including area code: (972) 943-7300


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [ ]

     There were 63,075,050 shares of the registrant's $.01 par value Common stock outstanding as of May 11, 2001.

--------------------------------------------------------------------------------

                           ENTRUST TECHNOLOGIES INC.

                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets...........................   3
           Condensed Consolidated Statements of Operations.................   4
           Condensed Consolidated Statements of Cash Flows.................   5
           Notes to Condensed Consolidated Financial Statements............   6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk......  21

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................  22

  Item 2.  Changes in Securities and Use of Proceeds.......................  23

  Item 6.  Exhibits and Reports on Form 8-K................................  23

SIGNATURES.................................................................  24


     Entrust and getAccess are registered trademarks of Entrust Technologies Inc. or a subsidiary of Entrust Technologies Inc. in certain countries. Entrust.Net is a trademark of Entrust Technologies Inc. or a subsidiary of Entrust Technologies Inc. in certain countries. All other trademarks and service marks used in this quarterly report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ENTRUST TECHNOLOGIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                               DECEMBER 31,   MARCH 31,
                                               ------------  ----------
                                                   2000          2001
                                                   ----          ----
(In thousands)

ASSETS
Current assets:
  Cash and cash equivalents...................  $  24,241   $  17,200
  Short-term marketable investments...........    203,446     178,351
  Accounts receivable, (net of allowance for
   doubtful accounts of $2,932 at December
   31, 2000 and $3,717 at March 31, 2001).....     46,301      41,167
  Prepaid expenses and other..................      9,603      10,616
                                                ---------   ---------
    Total current assets......................    283,591     247,334
Property and equipment, net...................     25,168      27,827
Purchased product rights, net.................     19,259      17,882
Goodwill, net.................................    365,127     338,432
Other purchased intangibles, net..............     22,054      19,849
Long-term investments.........................     16,675      18,110
Other long-term assets, net...................      2,232       3,054
                                                ---------   ---------
    Total assets..............................  $ 734,106   $ 672,488
                                                =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................  $  16,989   $  17,325
 Accrued liabilities..........................     22,311       9,734
 Deferred revenue.............................     19,466      20,710
 Due to related party.........................        799         799
                                                ---------   ---------
    Total current liabilities.................     59,565      48,568
Long-term liabilities.........................        477         399
                                                ---------   ---------
    Total liabilities.........................     60,042      48,967
                                                ---------   ---------
Shareholders' equity:
 Common stock, par value $0.01 per share;
  62,753,738 and 63,067,916 issued and
  outstanding shares at December 31, 2000
  and March 31, 2001, respectively............        628         631
 Additional paid-in capital...................    775,604     777,525
 Unearned compensation........................       (316)       (260)
 Accumulated deficit..........................   (101,518)   (152,397)
 Accumulated other comprehensive loss.........       (334)     (1,978)
                                                ---------   ---------
    Total shareholders' equity................    674,064     623,521
                                                ---------   ---------
    Total liabilities and shareholders'
     equity...................................  $ 734,106   $ 672,488
                                                =========   =========


     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 (Unaudited)
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                  --------
                                                               2000       2001
                                                               ----       ----
(In thousands, except per share data)

Revenues:
  License..................................................   $20,889   $ 10,559
  Services and maintenance.................................     8,173     20,946
                                                              -------   --------
    Total revenues.........................................    29,062     31,505
                                                              -------   --------
Cost of revenues:
  License..................................................       937        901
  Services and maintenance.................................     4,568     13,346
                                                              -------   --------
    Total cost of revenues.................................     5,505     14,247
                                                              -------   --------
Gross profit...............................................    23,557     17,258
                                                              -------   --------
Operating expenses:
  Sales and marketing......................................    12,857     26,580
  Research and development.................................     4,993      9,487
  General and administrative...............................     2,192      4,687
  Amortization of purchased product rights.................         -      1,377
  Amortization of goodwill and other purchased
   intangibles.............................................       661     28,900
                                                              -------   --------
    Total operating expenses...............................    20,703     71,031
                                                              -------   --------
Income (loss) from operations..............................     2,854    (53,773)
Investment income..........................................     1,886      3,244
                                                              -------   --------
Income (loss) before provision for income taxes............     4,740    (50,529)
Provision for income taxes.................................     1,422        350
                                                              -------   --------
Net income (loss)..........................................   $ 3,318   $(50,879)
                                                              =======   ========

Net income (loss) per share:
    Basic..................................................   $  0.07   $  (0.81)
    Diluted................................................   $  0.06   $  (0.81)
Weighted average common shares used in per
 share computations:
    Basic..................................................    49,250     62,911
    Diluted................................................    57,760     62,911



     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          (Unaudited)
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------
                                                                         2000       2001
                                                                         ----       ----
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................   $  3,318    $(50,879)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..................................      1,527      32,503
    Unearned compensation amortized................................         58          56
    Revenue from non-monetary transaction..........................         --        (353)
  Changes in operating assets and liabilities, net of
   effects of acquisitions:
    (Increase) decrease in accounts receivable.....................     (3,080)      4,295
    Increase in prepaid expenses and other.........................       (149)       (764)
    Increase in accounts payable...................................      1,491         260
    Increase (decrease) in accrued liabilities.....................      1,257     (12,873)
    Increase in deferred revenue...................................        446         950
                                                                      --------    --------
      Net cash provided by (used in) operating activities..........      4,868     (26,805)
                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investments..............................    (24,140)    (47,623)
  Dispositions of marketable investments...........................     35,187      72,778
  Purchases of property and equipment..............................     (1,075)     (5,073)
  Increase in long-term investments................................       (190)     (1,496)
  Increase in other long-term assets...............................         --      (1,016)
  Net cash payments in purchase transactions.......................    (15,649)         --
                                                                      --------    --------
      Net cash provided by (used in) investing activities..........     (5,867)     17,570
                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term liabilities...............................         (3)        (72)
  Proceeds from exercise of stock options and employee stock
   purchase plan...................................................      4,897       1,924
  Proceeds from issuance of common stock, net of issuance costs....    161,513          --
                                                                      --------    --------
      Net cash provided by financing activities....................    166,407       1,852
                                                                      --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................        601         342
                                                                      --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................    166,009      (7,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................     21,877      24,241
                                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $187,886    $ 17,200
                                                                      ========    ========

     See accompanying notes to condensed consolidated financial statements

                           ENTRUST TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (In thousands, except share and per share data)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2000 contained in Entrust Technologies Inc.'s Form 10-K.

NOTE 2.   NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

     Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three months ended March 31, 2001, the antidilutive effect excluded from the diluted net loss per share computation due to the options to purchase Common stock was 2,889,126 shares.

     In the three months ended March 31, 2001, the Company issued 314,178 shares of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

NOTE 3.   INVESTMENTS AND EQUITY HEDGING INSTRUMENT

     The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments, in current assets, and are stated at amortized cost. At March 31, 2001, the amortized cost of the Company's held to maturity investments approximated fair value.

     In addition, the Company has invested in an equity instrument of a publicly traded technology company. This investment has been classified as available for sale, in current assets, and is carried at fair value based on quoted market prices. This instrument is considered to be short-term in nature as it is management's intention to dispose of this investment within the year. Realized gains and losses on disposition of available for sale marketable investments are included in investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in investment income during the period of the hedge.

     The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. The Company had entered into and designated such a hedge on the investment classified as available for sale, in the form of a call option hedge that enables the Company to receive, from the investee, a combination of cash and additional in-kind equity securities equal to any deficiency between the original cost basis of the equity securities and the aggregate of the market values on the dates that the securities are made available for sale on the applicable public equity market. This option is accounted for as a "fair value hedge" in accordance with SFAS No. 133. As of March 31, 2001, the fair value of the call option was $1,776, which is equal to the total of the realized and unrealized losses on the related investment.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial position or results of operations because the Company is engaged in limited derivatives use. In implementing SFAS No. 133, the Company reclassified both the unrealized loss on the investment and the offsetting unrealized gain on the related hedge of $1,457 from accumulated other comprehensive income to results of operations with zero net effect on earnings.

     The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company's ownership share in these companies ranges from 1% to 10% of their voting share capital. Consistent with the Company's policies for other long-lived assets, the carrying value of these long-term investments is periodically reviewed for impairment based upon such quantitative measures as undiscounted cash flows as well as qualitative factors. In addition, the Strategic Investment Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. No loss from impairment had been recorded as of March 31, 2001.

     The Company recorded revenues representing less than 2% of total revenues for the three months ended March 31, 2001, with respect to arm's-length transactions with companies in which it has made strategic equity investments recorded at cost.


NOTE 4.   SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

     The Company conducts business in one operating segment: the design, production and sale of software products and related services for encryption, digital signature and authorization. The nature of the Company's products and services is similar and, in general, the type of customers for these products and services is not distinguishable. The Company does, however, prepare information for internal use by the Chief Operating Decision Maker ("CODM"), the President and Chief Executive Officer, on a geographic basis. Accordingly, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information.

Geographic information

     Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

     The Company operates in three main geographic areas as follows:

                                                                                              (Unaudited)
                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                               March 31,
                                                                                               ---------

                                                                                         2000                2001
                                                                                         ----                ----

Revenues:
      United States.........................................................           $ 17,109            $ 14,212
      Canada................................................................              6,602               5,895
      Europe, Asia and Other................................................              5,351              11,398
                                                                                       --------            --------

          Total revenues....................................................           $ 29,062            $ 31,505
                                                                                       ========            ========

Income (loss) before income taxes:
      United States.........................................................           $  2,063            $(41,903)
      Canada................................................................              2,445             (10,020)
      Europe, Asia and Other................................................                232               1,394
                                                                                       --------            --------

          Total income (loss) before income taxes...........................           $  4,740            $(50,529)
                                                                                       ========            ========

                                                                                                         (Unaudited)
                                                                                      December 31,        March 31,
                                                                                         2000                2001
                                                                                         ----                ----

Total assets:
      United States.........................................................           $671,103            $604,687
      Canada................................................................             45,628              50,514
      Europe, Asia and Other................................................             17,375              17,287
                                                                                       --------            --------

          Total.............................................................           $734,106            $672,488
                                                                                       ========            ========




NOTE 5.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                                                         (Unaudited)
                                                                                         Three Months
                                                                                         ------------
                                                                                        Ended March 31,
                                                                                        ---------------

                                                                                     2000              2001
                                                                                     ----              ----

Net income (loss)..............................................................    $3,318           $(50,879)
Translation adjustments........................................................       601             (1,643)
                                                                                   ------           --------
Comprehensive income (loss)....................................................    $3,919           $(52,522)
                                                                                   ======           ========

NOTE 6.   LEGAL PROCEEDINGS

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

OVERVIEW

     We are the leading global provider of public-key infrastructure, or PKI, and authorization products and services to e-businesses and other organizations. We are committed to enabling organizations to conduct e-commerce securely, ensuring that they benefit from increased service efficiency, technology cost savings and the confidence associated with trusted e-business technologies. Our products and services enable organizations and their partners to manage trusted, secure electronic transactions and communications over today's advanced networks, including intranets, extranets and the Internet. Since 1994, we have provided our award-winning PKI solution primarily to global enterprises and government entities, as well as small- to mid-sized businesses and individuals. To date, over six million users worldwide have been licensed to use Entrust products.

     Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment, which customers may view as a discretionary cost, and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have generally recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customers' tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. Accordingly, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis
throughout the quarter.   As a result, if expected revenues are delayed or
otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be adversely affected in a significant way. See "Certain Factors That May Affect Our Business".

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                                (Unaudited)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                 ---------
                                                               2000      2001
                                                               ----      ----

Revenues:
  License...................................................   71.9%     33.5%
  Services and maintenance..................................   28.1      66.5
                                                             ------    ------

      Total revenues........................................  100.0     100.0
                                                             ------    ------

Cost of revenues:
  License...................................................    3.2       2.8
  Services and maintenance..................................   15.7      42.4
                                                             ------    ------

      Total cost of revenues................................   18.9      45.2
                                                             ------    ------

Gross profit................................................   81.1      54.8
                                                             ------    ------

Operating expenses:
  Sales and marketing.......................................   44.3      84.4
  Research and development..................................   17.2      30.1
  General and administrative................................    7.5      14.9
  Amortization of purchased product rights..................      -       4.4
  Amortization of goodwill and other purchased intangibles..    2.3      91.7
                                                             ------    ------

      Total operating expenses..............................   71.3     225.5
                                                             ------    ------

Income (loss) from operations...............................    9.8    (170.7)
Investment income...........................................    6.5      10.3
                                                             ------    ------

Income (loss) before provision for
   income taxes.............................................   16.3    (160.4)
Provision for income taxes..................................    4.9       1.1
                                                             ------    ------

Net income (loss)...........................................   11.4%   (161.5)%
                                                             ======    ======

REVENUES

     We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2,
"Software Revenue Recognition" and SOP No. 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions".

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

     We use the percentage of completion method to account for fixed price custom development contracts. Under this method, we recognize revenue and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis.


Total Revenues

     Total revenues increased 8% from $29.1 million for the three months ended March 31, 2000 to $31.5 million for the three months ended March 31, 2001.
Total revenues derived from North America decreased 15% from $23.7 million for the three months ended March 31, 2000 to $20.1 million for the three months ended March 31, 2001, while total revenues derived from outside of North America increased 111% from $5.4 million for the three months ended March 31, 2000 to $11.4 million for the three months ended March 31, 2001. The majority of the overall growth in total revenues in the first three months of 2001 was experienced outside of North America, which is reflective of the resources invested to focus on those regions in recent quarters. We focused on growing our revenue base internationally, particularly in Europe, Asia and South America, which resulted in a significant increase in non-North American revenues in the three months ended March 31, 2001 compared to the same quarter in 2000. However, the level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. In the first quarter of 2001, no single customer accounted for 10% or more of total revenues.


License Revenues

     License revenues decreased 49% from $20.9 million for the three months ended March 31, 2000 to $10.6 million for the three months ended March 31, 2001, representing 72% and 34% of total revenues in the respective periods. The decrease in license revenues in absolute dollars was primarily due to the slowing of the global economy, particularly the economic downturn experienced in North America. The types of license transactions most significantly impacted by the less favorable economic conditions were those license transactions greater than $500,000 in value, which normally represent a substantial deployment to a broad base of users or the addition of new applications to customers' previously installed infrastructure. The rapid global downturn has had a significant impact on information technology projects and, as a result, customers could not make the commitments we were expecting at the end of the first quarter of 2001. License revenues as a percentage of total revenues decreased for the three months ended March 31, 2001 compared to the same period in 2000, partly due to continued strong demand for services and maintenance from our customers and increased professional services revenues from the addition of CygnaCom Solutions, Inc. in March 2000, and enCommerce, Inc. in June 2000, and partly due to decreased license revenues in the first three months of 200l.

Services and Maintenance Revenues

     Services and maintenance revenues increased 155% from $8.2 million for the three months ended March 31, 2000 to $20.9 million for the three months ended March 31, 2001, representing 28% and 66% of total revenues in the respective periods. The increase in services and maintenance revenues in absolute dollars was primarily the result of an increase in demand for consulting services and customer support, the acquisitions of CygnaCom and enCommerce, and increases in maintenance revenues from a larger installed product base and strong customer renewals of annual maintenance agreements. The growth in our customer base resulted in acceleration in the demand from customers to assist them in deploying our solutions, as well as strong demand to outsource our solutions on their behalf. We have invested heavily in additional professional services resources in response to this increased demand from customers. In addition, revenue from our Entrust.Net(TM) certification authority business, which began operating in May 1999, started to contribute significantly to total services and maintenance revenues in the latter part of 2000 and in the first quarter of 2001. The increase in services and maintenance revenues as a percentage of total revenues reflected a continuing shift in mix of revenues from license to service and maintenance revenues in the first quarter of 2001 compared to the same period in 2000. This shift was largely due to the continued growth of our services and maintenance business in response to customer demand, the impact of the professional services revenues of CygnaCom and enCommerce since their respective acquisitions, and the decrease in license revenues in the first quarter of 2001. We continue to focus on developing new service offerings for our customers and also on building our relationships with third-party service providers so that we have adequate resources available to meet the demand of our customers.


COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights acquired as part of the acquisition of enCommerce has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues decreased from $937,000 for the three months ended March 31, 2000 to $901,000 for the three months ended March 31, 2001, representing 3% of total revenues in each of the respective periods. The decrease in cost of license revenues in absolute dollars was primarily a result of lower royalty fees paid to third-party software vendors, which reflects the decrease in license revenues in general for the first three months of 2001, compared to the same period in 2000. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for these services. Cost of services and maintenance revenues increased from $4.6 million for the three months ended March 31, 2000 to $13.3 million for the three months ended March 31, 2001, representing 16% and 42% of total revenues for the respective periods. The increase in absolute dollars during the three months ended March 31, 2001 reflected the increased costs associated with the increased levels of services and maintenance revenues experienced in this period and the increased costs associated with the CygnaCom and enCommerce resources. The increase in the cost of services and maintenance revenues as a percentage of total revenues in the three months ended March 31, 2001 reflected the rapid growth of services and maintenance revenues in comparison to license revenues, and reflected the significant shift in the mix of revenues from license to services and maintenance revenues in the first quarter of 2001 compared to the first quarter of 2000. As the services and maintenance revenues represented the larger proportion of total revenues and grew faster than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues, because significant investment was necessary in order to prepare for current and future growth in this business. Also, we made significant investments in additional customer support personnel to support the growing base of customers with previously installed products.

     Services and maintenance gross profit as a percentage of services and maintenance revenues was 44% and 36% for the three months ended March 31, 2000 and 2001, respectively. This decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three months ended March 31, 2001, compared to the same period in 2000, reflected the investment we made in the professional services team through the acquisition of CygnaCom late in the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represented a slight shift in the mix of overall services revenues toward the lower-margin professional services revenues. Also, the decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues reflected the investment made in additional customer support personnel since the first quarter of 2000, and the continued development and rollout of our new services offerings.

OPERATING EXPENSES

Sales and Marketing

     Sales and marketing expenses increased from $12.9 million for the three months ended March 31, 2000 to $26.6 million for the comparable period in 2001. Sales and marketing expenses represented 44% of total revenues for the three months ended March 31, 2000, compared to 84% for the same period in 2001. The increase in absolute dollars in the first quarter of 2001 was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, in order to support the growing revenue base as we continue to penetrate new markets and industry verticals, and as a result of the addition of the enCommerce sales and marketing team. In addition, we continued to make significant investments in marketing to support the launch of new products, services and marketing programs. We have continued our strategy of investing in (a) hiring and training the members of our direct sales organization in anticipation of future market growth, and (b) marketing efforts in support of new product launches. Failure of these investments to generate future revenues could have a significant adverse effect on our operations. The increase in sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2001, compared to the same period in 2000, was mainly due to the combination of lower than expected license revenues in the first quarter of 2001, and sales and marketing expenses that were largely fixed prior to the beginning of the first quarter of 2001 based on expected license revenues for that period. The increase in sales and marketing expenses as a percentage of total revenues in the first quarter of 2001 also reflected the impact of the integration of the getAccess(TM) sales team of enCommerce into the existing sales organization. We continue to focus on improving the productivity of our sales and marketing organizations.

Research and Development

     Research and development expenses increased from $5.0 million for the three months ended March 31, 2000 to $9.5 million for the comparable period in 2001. Research and development expenses represented 17% of total revenues for the three months ended March 31, 2000, compared to 30% for the same period in 2001. The increase in research and development expenses in absolute dollars in the first quarter of 2001 reflected higher expenses related to increased staffing of software developers. We hired these employees primarily in connection with the continuing expansion, enhancement and globalization of our product offerings, our commitment to quality assurance and testing, and the addition of development employees in connection with the acquisition of enCommerce. Research and development expenses as a percentage of total revenues increased for the three months ended March 31, 2001, compared to the same period in the previous year, due primarily to the lower than expected license revenues, as these costs were largely fixed prior to the start of the quarter, and due to the acquisition of enCommerce and the corresponding addition of the getAccess(TM) development team. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, we expect research and development expenses to continue to increase in absolute dollars as additional experienced security experts and software engineers are hired.

General and Administrative

     General and administrative expenses increased from $2.2 million for the three months ended March 31, 2000 to $4.7 million for the comparable period in 2001. General and administrative expenses represented 8% of total revenues for the three months ended March 31, 2000, compared to 15% for the same period in 2001. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relations programs, improved management information systems and the increased utilization of outside professional service firms. In addition, the increase in general and administrative expenses compared to the first quarter of 2000 was partly due to expenses we incurred in connection with the resignation of a senior executive. General and administrative expenses as a percentage of total revenues increased for the three months ended March 31, 2001, compared to the same period in the previous year, due primarily to the lower than expected license revenues, as these costs were largely fixed prior to the start of the quarter. We continue to look for ways to gain additional efficiencies in our administrative processes.

Amortization of Goodwill, Purchased Product Rights and Other Purchased
Intangibles

     On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary of Entrust. In connection with this acquisition, we recorded goodwill of $16.6 million and goodwill amortization of $460,000 and $1.4 million was expensed in the three months ended March 31, 2000 and 2001, respectively.

     On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California that provides software and services for managing global e-business relationships at business-to-business and business-to-consumer portals. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in 2000. Amortization of purchased product rights of $1.4 million and amortization of goodwill and other purchased intangibles of $27.3 million were expensed in the three months ended March 31, 2001.

Investment Income

     Investment income increased from $1.9 million for the three months ended March 31, 2000 to $3.2 million for the comparable period in 2001, representing 7% and 10% of total revenues in the respective periods. This increase in investment income reflected the interest earned on the net proceeds of our initial public offering in August 1998, on cash provided by operations in 1999 and 2000, and on the net proceeds of our follow-on offering in February and March 2000.

Provision for Income Taxes

     We recorded an income tax provision of $1.4 million and $350,000 for the three months ended March 31, 2000 and 2001, respectively. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductible amortization of goodwill, purchased product rights, and other purchased intangible assets, as well as an adjustment of the valuation allowance, that results in the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

     We used cash of $26.8 million from operating activities during the three months ended March 31, 2001. This cash outflow was primarily a result of a net loss before non-cash charges of $18.7 million, and a decrease in accrued liabilities of $12.9 million, partially offset by cash inflows resulting in a decrease in accounts receivable of $3.5 million during the period. Our average days sales outstanding at March 31, 2001 was 118 days, which represented an increase from the 87 days that we reported at December 31, 2000. The overall increase in days sales outstanding from December 31, 2000 reflected the lower than expected revenues for the quarter, slow collections and longer payment terms for international customers and the shift in revenue mix towards a higher percentage of professional services revenues, which generally remain in accounts receivable longer than license revenues. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the three months ended March 31, 2001, we generated $17.6 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $25.2 million (net of $47.6 million of marketable investment purchases). This was partially offset by $5.1 million invested in property and equipment, $1.4 million invested in a long-term investment and $1.1 million invested in other long-term assets. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our growing organization, largely costs related to the fit-up of our new facility in Santa Clara, California and completion of the fit-up of our new facility in Ottawa, Canada. The long-term investment funded was strategic in nature, represented an investment in less than 10% of the capital stock of a privately held electronic security and technology company, and was accounted for on a cost basis. Equity investments such as this give us better access to various geographic and vertical markets, as well as access to emerging technologies and products. The investment in other long-term assets relates primarily to the purchase of a license for technology to be used in the provision of services to customers.

     Cash provided by financing activities for the three months ended March 31, 2001 was $1.9 million, primarily from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

     As of March 31, 2001, our cash, cash equivalents and short-term investments in the amount of $195.6 million provided our principal sources of liquidity. We believe that cash flows from operations and existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.



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


A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships

     Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1999, our three largest customers accounted for
31% of revenues, with the largest customer accounting for 24% of revenues.   In
2000, our three largest customers accounted for 12% of revenues. Our three largest customers accounted for 14% of revenues for the three months ended March 31, 2001. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.


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

     Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Plano, Texas, from our research and development facility in Ottawa, Canada and enCommerce's facilities in Santa Clara, California may make it more difficult to manage our growth.


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

     Nortel Networks Corporation, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 25.6% of our outstanding voting stock as of April 30, 2001, and one of our eight directors is a representative of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.


Provisions of our charter and bylaws may delay or prevent transactions that are in your best interests.

     Our charter and bylaws contain provisions, including a staggered board of directors that may make it more difficult for a third party to acquire us, or may discourage bids to do so. These provisions could limit the price that investors might be willing to pay for shares of our common stock and could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding voting stock. Our board of directors also has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our outstanding voting stock.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that
are designed to preserve principal, maintain liquidity and maximize return.   We
actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at March 31, 2001, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

     The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2001, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                                                                         MATURITY
                                                                                      (in thousands)

                                                                                                              Greater
                                                                                                               than
                                                                 Within 3 Months        3-6 Months           6 Months
                                                                 ---------------        ----------           --------
Investments classified as cash and cash equivalents...........        $  4,862                 --                 --
Investments classified as marketable investments..............         132,357            $30,898             $7,197
                                                                      --------            -------             ------
  Total amortized cost........................................        $137,219            $30,898             $7,197
                                                                      ========            =======             ======
Fair value....................................................        $137,408            $30,942             $7,197
                                                                      ========            =======             ======

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


Risk Associated with Equity Investments

     We hold short-term equity securities of a publicly traded company. It is possible that the market value of these securities could decline significantly in the near future. For example, due to recent stock market volatility, we recorded cumulative unrealized and realized losses of $1.8 million in this investment based on its market value at March 31, 2001. In connection with this investment, we have engaged in a hedging transaction that provides us with the right to receive an amount equal to the difference between the price we paid for these securities and the aggregate of the fair market values on the dates that the securities are made available for sale on the public market. We recorded an unrealized gain of $1.8 million as of March 31, 2001 as a result of this hedging transaction. However, this hedging activity may not sufficiently cover the value of this investment.

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


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

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

     As of March 31, 2001, all of the net proceeds of the offering had been used to fund working capital, expansion of our facilities and our investments in other long-term assets. The entire amount of the net proceeds had been allocated for general corporate purposes and working capital, including product development and the possible acquisition of additional businesses and technologies that are complementary to our current or future business. None of the proceed amounts were paid directly or indirectly to any director, officer, or general partner of us or our associates, persons owning 10 percent or more of any class of equity securities, or an affiliate of us.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

     None

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


                                         ENTRUST TECHNOLOGIES INC.
                                    -----------------------------------
                                               (Registrant)

Dated: May 14, 2001

                                           /s/ David L. Thompson
                                    -----------------------------------
                                             David L. Thompson
                        Executive Vice President, Finance and Administration and
                                           Chief Financial Officer
                                (Principal Financial and Accounting Officer)