Form 10-Q
period 2001-06-30
ENTRUST INC
filed 2001-08-14
CIK 1031283

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      ----------------------------------

                                   FORM 10-Q
    (Mark one)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 2001

                                      OR

    [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                       COMMISSION FILE NUMBER 000-24733

                      ----------------------------------

                                 ENTRUST, INC.
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

     There were 63,431,110 shares of the registrant's $.01 par value Common stock outstanding as of August 10, 2001.

--------------------------------------------------------------------------------

                                 ENTRUST, INC.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                         Page
                                                                                                        ----
  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets.....................................................      3
           Condensed Consolidated Statements of Operations...........................................      4
           Condensed Consolidated Statements of Cash Flows...........................................      5
           Notes to Condensed Consolidated Financial Statements......................................      6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................     12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................     29

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.........................................................................     30

  Item 2.  Changes in Securities and Use of Proceeds.................................................     30

  Item 4.  Submission of Matters to a Vote of Security Holders.......................................     30

  Item 6.  Exhibits and Reports on Form 8-K..........................................................     31

SIGNATURES...........................................................................................     33

EXHIBITS.............................................................................................     34


  Entrust, getAccess and Entrust@YourService are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. Entrust.Net is a trademark of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. All other trademarks and service marks used in this quarterly report are the property of their respective owners.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 ENTRUST, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                DECEMBER 31,     JUNE 30,
                                                ------------   ----------
                                                    2000          2001
                                                ------------   ----------
(In thousands)

ASSETS
Current assets:
  Cash and cash equivalents.....................     $  24,241   $  31,380
  Short-term marketable investments.............       203,446     137,970
  Accounts receivable (net of allowance for
    doubtful accounts of $2,932 at December
    31, 2000 and $6,042 at June 30, 2001).......        46,301      28,255
  Prepaid expenses and other....................         9,603       6,192
                                                     ---------   ---------
    Total current assets........................       283,591     203,797
Property and equipment, net.....................        25,168      19,690
Purchased product rights, net...................        19,259       3,406
Goodwill, net...................................       365,127       9,195
Other purchased intangibles, net................        22,054       6,333
Long-term investments...........................        16,675      12,305
Other long-term assets, net.....................         2,232       1,152
                                                     ---------   ---------
    Total assets................................     $ 734,106   $ 255,878
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable...............................     $  16,989   $  13,801
 Accrued liabilities............................        22,311      13,604
 Accrued restructuring charges..................            --      60,814
 Deferred revenue...............................        19,466      21,110
 Due to related party...........................           799          --
                                                     ---------   ---------
    Total current liabilities...................        59,565     109,329
Long-term liabilities...........................           477         248
                                                     ---------   ---------
    Total liabilities...........................        60,042     109,577
                                                     ---------   ---------
Shareholders' equity:
 Common stock, par value $0.01 per share;
   62,753,738 and 63,343,030 issued and
   outstanding shares at December 31, 2000
   and June 30, 2001, respectively..............           628         634
 Additional paid-in capital.....................       775,604     777,871
 Unearned compensation..........................          (316)       (205)
 Accumulated deficit............................      (101,518)   (631,184)
 Accumulated other comprehensive loss...........          (334)       (815)
                                                     ---------   ---------
    Total shareholders' equity..................       674,064     146,301
                                                     ---------   ---------
    Total liabilities and shareholders' equity..     $ 734,106   $ 255,878
                                                     =========   =========

     See accompanying notes to condensed consolidated financial statements

                                 ENTRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (Unaudited)             (Unaudited)
                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  ---------------------    ---------------------
                                                    2000         2001        2000         2001
                                                  --------    ---------    --------    ---------
(In thousands, except per share data)

Revenues:
 License.......................................   $ 18,780    $  12,554    $ 39,669    $  23,113
 Services and maintenance......................     10,536       17,462      18,709       38,408
                                                  --------    ---------    --------    ---------
     Total revenues............................     29,316       30,016      58,378       61,521
                                                  --------    ---------    --------    ---------
Cost of revenues:
 License.......................................        953        1,207       1,890        2,108
 Services and maintenance......................      6,064       11,312      10,632       24,658
                                                  --------    ---------    --------    ---------
     Total cost of revenues....................      7,017       12,519      12,522       26,766
                                                  --------    ---------    --------    ---------
Gross profit...................................     22,299       17,497      45,856       34,755
                                                  --------    ---------    --------    ---------
Operating expenses:
 Sales and marketing...........................     14,905       38,219      27,762       64,799
 Research and development......................      5,825        8,345      10,818       17,832
 General and administrative....................      2,722        9,363       4,914       14,050
 Acquired in-process research and
   development.................................     29,614           --      29,614           --
 Amortization of purchased product rights......         --        1,377          --        2,754
 Amortization of goodwill and other
   purchased intangibles.......................      1,615       28,900       2,276       57,800
 Impairment of goodwill, purchased product
   rights and other purchased intangibles......         --      326,953          --      326,953
 Restructuring charges.........................         --       65,511          --       65,511
 Write-down of leaseholds and other
   long-lived assets...........................         --       13,519          --       13,519
                                                  --------    ---------    --------    ---------
     Total operating expenses..................     54,681      492,187      75,384      563,218
                                                  --------    ---------    --------    ---------
Loss from operations...........................    (32,382)    (474,690)    (29,528)    (528,463)
Interest income................................      3,727        2,399       5,613        5,643
Write-down of strategic long-term investments..         --       (6,100)         --       (6,100)
                                                  --------    ---------    --------    ---------
Loss before income taxes.......................    (28,655)    (478,391)    (23,915)    (528,920)
Provision for income taxes.....................        287          396       1,709          746
                                                  --------    ---------    --------    ---------
Net loss.......................................   $(28,942)   $(478,787)   $(25,624)   $(529,666)
                                                  ========    =========    ========    =========

Net loss per share:
     Basic.....................................     $(0.54)      $(7.58)     $(0.50)      $(8.40)
     Diluted...................................     $(0.54)      $(7.58)     $(0.50)      $(8.40)
Weighted average common shares used in per
  share computations:
     Basic.....................................     53,581       63,205      51,415       63,058
     Diluted...................................     53,581       63,205      51,415       63,058

     See accompanying notes to condensed consolidated financial statements

                                 ENTRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                        2000        2001
                                                                                        ----        ---
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................  $ (25,624)   $(529,666)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization.................................................      3,978       65,016
     Acquired in-process research and development..................................     29,614           --
     Impairment of goodwill, purchased product rights and other
      purchased intangibles........................................................         --      326,953
     Non-cash other special non-recurring charges..................................         --        3,212
     Provision for doubtful accounts...............................................         --       10,986
     Write-down of leaseholds and other long-lived assets..........................         --       13,519
     Write-down of strategic long-term investments.................................         --        6,100
     Unearned compensation amortized...............................................        113          111
     Revenue from non-monetary transaction.........................................         --         (574)
   Changes in operating assets and liabilities, net of effects of acquisitions:
     (Increase) decrease in accounts receivable....................................     (4,924)       6,759
     Decrease in prepaid expenses and other........................................        328        2,481
     Increase (decrease) in accounts payable.......................................      2,394       (3,209)
     Increase (decrease) in accrued liabilities....................................      4,424       (8,853)
     Increase in accrued restructuring charges.....................................         --       60,814
     Increase in deferred revenue..................................................      1,348        1,712
     Decrease due to related party.................................................         --         (799)
                                                                                     ---------    ---------
       Net cash provided by (used in) operating activities.........................     11,651      (45,438)
                                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable investments...............................................   (133,745)    (139,599)
 Dispositions of marketable investments............................................     88,636      205,135
 Purchases of property and equipment...............................................     (1,979)     (12,295)
 Increase in long-term investments.................................................    (15,200)      (1,790)
 Increase in other long-term assets................................................       (469)      (1,226)
 Net cash acquired in purchase transactions........................................     12,644           --
                                                                                     ---------    ---------
       Net cash provided by (used in) investing activities.........................    (50,113)      50,225
                                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term liabilities................................................         --         (223)
 Proceeds from exercise of stock options and employee stock purchase plan..........      6,626        2,273
 Proceeds from issuance of common stock, net of issuance costs.....................    161,513           --
                                                                                     ---------    ---------
       Net cash provided by financing activities...................................    168,139        2,050
                                                                                     ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................................       (135)         302
                                                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................    129,542        7,139
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................     21,877       24,241
                                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................  $ 151,419    $  31,380
                                                                                     =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock, stock options and warrants related to the
  acquisition of enCommerce, Inc...................................................  $ 482,272   $       --
                                                                                     =========   ==========

     See accompanying notes to condensed consolidated financial statements

                                 ENTRUST, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K.

NOTE 2.   RESTRUCTURING AND OTHER SPECIAL NON-RECURRING CHARGES

     On June 4, 2001, the Company announced a Board-approved restructuring program to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that are negatively affecting technology investment in the market. The restructuring program includes a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

     As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on the Company and its global base of customers, the Company recorded restructuring costs and special non-recurring charges of $433.6 million in the second fiscal quarter of 2001.

     A summary of the restructuring and other special non-recurring charges recorded in the second fiscal quarter is outlined below (in millions):

                                                                       Other
                                                                      Special        Total
                                                  Restructuring    Non-recurring    Special
                                                     Charges          Charges       Charges
                                                  -------------    -------------    -------
Workforce reduction and other personnel costs         $13.5           $  4.1        $ 17.6

Consolidation of excess facilities                     38.2             13.5          51.4

Discontinuance of non-core
     products and programs                             13.8              6.4          20.5

Impairment of goodwill, purchased product rights
     and other purchased intangible assets                -            327.0         327.0

Impairment of strategic investments                       -              6.1           6.1

Expenses related to bad debt write-offs
     and additional provisions to the allowance
     for doubtful accounts                                -             11.0          11.0
                                                  -----------------------------------------
Total                                                 $65.5           $368.1        $433.6
                                                  =========================================

     The following paragraphs provide detailed information relating to the restructuring programs that resulted in total special charges of $433.6 million, which was recorded in the second quarter of 2001.

Workforce reduction and other personnel costs

     The restructuring program resulted in the reduction of approximately 400 regular full-time employees across the Company, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs, and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net(TM) and Entrust@YourService(TM) and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter and the workforce portion of the restructuring is expected to be completed in the third quarter of 2001. The Company recorded a workforce reduction charge of $13.5 million primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

     Also, other special non-recurring charges include employee relocation expenses, hiring fees and signing bonuses totaling $4.1 million.

Consolidation of excess facilities

     The Company recorded restructuring costs of $38.2 million relating to the consolidation of excess facilities. The consolidation of excess facilities includes a total of eight offices in seven cities throughout the world. The majority (approximately 85%) of the costs are related to the 75,000 square foot facility in Santa Clara, CA. The costs for consolidation of excess facilities are related primarily to non-cancelable lease costs offset by estimated sublet recoveries. These costs will be payable over up to 10 years, which is the lease term of the Santa Clara facility.

     In addition to the $38.2 million of restructuring costs related to excess facilities, an additional $13.5 million of facilities-related costs were recorded as a special non-recurring charge as a result of impairment of leasehold improvements and property and equipment that was disposed of or removed from operations as a result of the consolidation of excess facilities, and were included in the write-down of leaseholds and other long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". These assets were identified as assets to be disposed of that would have no future benefit to the Company. Therefore, these assets were reported at the lower of carrying amount and fair value, less costs of disposition. The majority of these costs are non-cash charges.

Discontinuance of non-core products and programs

     In support of the restructuring objective to reduce costs and focus the Company on core technologies, the Company discontinued several non-core products and programs. The discontinued products and programs, totaling $13.8 million, are primarily related to the Company's services business initiatives and to certain desktop applications for which the Company has not achieved the growth and profitability targets in line with its core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which are being canceled due to the change in corporate focus. The cash outflow related to the majority of these items is expected to be incurred by the end of the first quarter of fiscal 2002.

    The discontinuance of products and programs, and expenses related to rebranding of the Company and its products resulted in $6.4 million of special non-recurring charges.

     The following table is a summary of the status of the restructuring charges as at June 30, 2001 (in millions):

                                                                         Accrued
                                                                      Restructuring
                                             Total        Cash        Liabilities at
                                            Charges     Payments      June 30, 2001
                                            ----------------------------------------
Workforce reduction and other
     personnel costs                         $ 13.5       $4.4              $ 9.1

Consolidation of excess facilities             38.2        0.2               38.0

Discontinuance of non-core
     products and programs                     13.8        0.1               13.7
                                            ----------------------------------------
Total                                        $ 65.5       $4.7              $60.8
                                            ========================================


Impairment of goodwill and other intangible purchased assets

     Due to the decline in the Company's market capitalization, the decline in current overall business conditions within its target market segments and the restructuring program, the Company completed an assessment of the recoverability of goodwill on its balance sheet. This impairment analysis indicated that the carrying amount of the goodwill and purchased intangible assets of the enCommerce and r3 acquisitions will not be recovered through the estimated undiscounted future cash flows. The Company then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r3 acquisition. The result of this analysis is a charge of $327 million related to the impairment of goodwill and purchased intangible assets. Goodwill and purchased intangibles from the enCommerce acquisition account for $325.4 million of the impairment. This acquisition has failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to getAccess(TM) that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment is the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

     Revenues from the enCommerce products and services are estimated to have contributed approximately 20-25% to total revenues, but are estimated to have generated operating losses since acquisition. The results of operations related to the r3 acquisition were not significant.

Write-down of strategic long-term investments

     The Company assesses the recoverability of the carrying value of its strategic investments on a regular basis. Factors that the Company considers important that could trigger impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in overall market conditions. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $6.1 million in the three and six months ended June 30, 2001.

Expenses related to bad debt write-offs and additional provisions to the allowance for doubtful accounts.

      Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, the Company recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $11.0 million.

NOTE 3.   NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

      Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three and six months ended June 30, 2001, the antidilutive effect excluded 1,805,512 and 2,347,319 shares, respectively, from the diluted net loss per share computation due to options to purchase Common stock.

     In the three and six months ended June 30, 2001, the Company issued 275,114 and 589,292 shares, respectively, of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

     On January 26, 2001, the Company's Board of Directors adopted, and recommended to the stockholders to approve, articles of amendment to the Company's charter to (i) increase the total number of authorized shares of common stock, $0.01 par value per share, from 100,000,000 shares to 250,000,000 shares and (ii) eliminate the special voting stock from the Company's authorized capital and delete all references to special voting stock contained in the Company's charter. The stockholders adopted this proposal at their annual meeting on April 27, 2001. On April 22, 2001, the Company issued a warrant to purchase 258,333 shares of the Company's common stock, with an exercise price of $6.87 per share and expiration date of April 22, 2004, to a consultant of the Company.


NOTE 4.   STOCK OPTION EXCHANGE PROGRAM

     On June 19, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Under the program, Company employees were offered the opportunity, if they so choose, to cancel certain outstanding stock options to purchase shares of common stock, previously granted to them. In exchange these employees will receive new options that will be granted under the 1999 Non-Officer Employee Stock Incentive Plan. The number of shares subject to the new options to be granted to each eligible employee will depend on the exercise price of the options tendered by the eligible employee and accepted for exchange. If the tendered options carry an exercise price of less than $50 per share, then the number of shares subject to new options will be equal to the number of shares subject to the options cancelled. If the tendered options carry an exercise price of $50 per share or more, then the number of shares subject to new options will be equal to one-half (1/2) the number of shares subject to the options cancelled. The new options are to be granted at a future date, at least six months and one day from the cancellation date, which was July 30, 2001. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which is not expected to be later than January 31, 2002. In addition, based on the July 30, 2001 cancellation date, those employees that choose to participate in the offer will also be required to tender all options granted since January 30, 2001. New options to be issued will have terms and conditions that are substantially the same as those of the cancelled options. This voluntary exchange program complies with FASB Interpretation Bulletin 44, "Accounting for Certain Transactions Involving Stock Compensation" and, accordingly, is not expected to result in any variable compensation charges. Members of the Company's Board of Directors and executive officers are not eligible to participate in this program.


NOTE 5.   INVESTMENTS AND EQUITY HEDGING INSTRUMENT

      The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments, in current assets, and are stated at amortized cost. At June 30, 2001, the amortized cost of the Company's held to maturity investments approximated fair value.

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

     The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. The Company had entered into and designated such a hedge on the investment classified as available for sale, in the form of a call option hedge that enables the Company to receive, from the investee, a combination of cash and additional in-kind equity securities equal to any deficiency between the original cost basis of the equity securities and the aggregate of the market values on the dates that the securities are made available for sale on the applicable public equity market. This option is accounted for as a "fair value hedge" in accordance with SFAS No. 133. As of June 30, 2001, the fair value of the call option was $1.5 milion, which is equal to the total of the realized and unrealized losses on the related investment.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial position or results of operations because the Company is engaged in limited derivatives use. In implementing SFAS No. 133, the Company reclassified both the unrealized loss on the investment and the offsetting unrealized gain on the related hedge of $1.5 million from accumulated other comprehensive income to results of operations with zero net effect on earnings.

     The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company's ownership share in these companies ranges from 1% to 10% of voting share capital. Consistent with the Company's policies for other long-lived assets, the carrying value of these long-term investments is periodically reviewed for impairment based upon such quantitative measures as undiscounted cash flows as well as qualitative factors. In addition, the Strategic Investment Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. The Company recorded impairments totaling $6.1 million with respect to these investments in the three and six months ended June 30, 2001.

     The Company recorded revenues representing less than 7% of total revenues for the three and six months ended June 30, 2001, respectively, with respect to arm's-length transactions with companies in which it has made strategic equity investments recorded at cost.


NOTE 6.   SEGMENT AND GEOGRAPHIC INFORMATION

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

     The Company operates in three main geographic areas as follows:

                                                        (Unaudited)                (Unaudited)
                                                     Three Months Ended          Six Months Ended
                                                   ----------------------     ----------------------
                                                          June 30,                   June 30,
                                                   ----------------------     ----------------------
                                                     2000          2001         2000          2001
                                                   --------     ---------     --------     ---------
                                                                    (in thousands)
Revenues:
      United States..............................  $ 11,390     $  13,109     $ 28,499     $  27,321
      Canada.....................................     5,819         7,849       12,421        13,744
      Europe, Asia and Other.....................    12,107         9,058       17,458        20,456
                                                   --------     ---------     --------     ---------

       Total revenues............................  $ 29,316     $  30,016     $ 58,378     $  61,521
                                                   ========     =========     ========     =========

Income (loss) before income taxes:
      United States..............................  $(29,770)    $(460,543)    $(27,707)    $(502,446)
      Canada.....................................       854       (18,680)       3,299       (28,700)
      Europe, Asia and Other.....................       261           832          493         2,226
                                                   --------     ---------     --------     ---------

       Total loss before income taxes............  $(28,655)    $(478,391)    $(23,915)    $(528,920)
                                                   ========     =========     ========     =========



                                                                                          (Unaudited)
                                                                            December 31,    June 30,
                                                                            ------------   ---------
                                                                                2000          2001
                                                                              --------     ---------
                                                                                 (in thousands)

Total assets:
      United States..............................                             $671,103     $ 209,190
      Canada.....................................                               45,628        37,084
      Europe, Asia and Other.....................                               17,375         9,604
                                                                              --------     ---------

          Total..................................                             $734,106     $ 255,878
                                                                              ========     =========


NOTE 7.  COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

                                                        (Unaudited)                (Unaudited)
                                                     Three Months Ended          Six Months Ended
                                                   ----------------------     ----------------------
                                                          June 30,                   June 30,
                                                   ----------------------     ----------------------
                                                     2000          2001         2000          2001
                                                   --------     ---------     --------     ---------
                                                                    (in thousands)
Net loss...............................            $(28,942)    $(478,787)    $(25,624)    $(529,666)
Translation adjustments................                 375         1,161          976          (482)
                                                   --------     ---------     --------     ---------
Comprehensive loss.....................            $(28,567)    $(477,626)    $(24,648)    $(530,148)
                                                   ========     =========     ========     =========

NOTE 8.   LEGAL PROCEEDINGS

     On July 7, 2000, an action entitled Frankel v. Entrust Technologies, Inc., et al., No. 2-00-CV-119, was filed against the Company and certain of its officers. The action was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. All of these actions have been consolidated. On January 22, 2001, a consolidated amended complaint was filed. The consolidated amended complaint purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's common stock during the period from October 19, 1999 through July 3, 2000. The complaint alleges that the defendants misrepresented and failed to disclose certain information about its business and prospects. The complaint asserts claims under the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought.

     The Company moved to dismiss the consolidated complaint. On July 31, 2001, the Court granted the motion to dismiss. The Court granted plaintiffs 30 days leave to file an amended complaint. There has been no discovery to date, and no trial date has been established.

     The Company believe this class action is without merit and intend to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on the Company's future financial condition or results of operations.

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

OVERVIEW

     We are a leading global provider of Internet security solutions and services that make it safe to do business and complete transactions over the Internet. We have the industry's broadest set of identification, entitlements, verification, privacy and security management capabilities. Major corporations, service providers, financial institutions and government agencies in more than 40 countries rely on the privacy, security and trust provided through our portfolio of award-winning technologies.

     Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment, which customers may view as a discretionary cost and, therefore, a purchase that can be deferred or canceled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have generally recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customers' tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. Accordingly, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis
throughout the quarter.   As a result, if expected revenues are delayed or
otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be adversely affected in a significant way. See "Certain Factors That May Affect Our Business".

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                     (Unaudited)        (Unaudited)
                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 ------------------   ----------------
                                                  2000       2001      2000      2001
                                                 ------   ---------   ------   -------
Revenues:
  License......................................    64.1%       41.8%    68.0%     37.6%
  Services and maintenance.....................    35.9        58.2     32.0      62.4
                                                 ------   ---------   ------   -------

    Total revenues.............................   100.0       100.0    100.0     100.0
                                                 ------   ---------   ------   -------
Cost of revenues:
  License......................................     3.3         4.0      3.2       3.4
  Services and maintenance.....................    20.7        37.7     18.2      40.1
                                                 ------   ---------   ------   -------

    Total cost of revenues.....................    24.0        41.7     21.4      43.5
                                                 ------   ---------   ------   -------

Gross profit...................................    76.0        58.3     78.6      56.5
                                                 ------   ---------   ------   -------
Operating expenses:
  Sales and marketing..........................    50.8       127.3     47.6     105.3
  Research and development.....................    19.9        27.8     18.5      29.0
  General and administrative...................     9.3        31.2      8.4      22.8
  Acquired in-process research and
       development.............................   101.0          --     50.7        --
  Amortization of purchased product rights.....      --         4.6       --       4.5
  Amortization of goodwill and other
       purchased intangibles...................     5.5        96.3      3.9      94.0
  Impairment of goodwill, purchased product
       rights and other purchased intangibles..      --     1,089.3       --     531.4
  Restructuring charges........................      --       218.3       --     106.5
  Write-down of leaseholds and other
       long-lived assets.......................      --        45.0       --      22.0
                                                 ------   ---------   ------   -------
         Total operating expenses..............   186.5     1,639.8    129.1     915.5
                                                 ------   ---------   ------   -------
Loss from operations...........................  (110.5)   (1,581.5)   (50.5)   (859.0)
Interest income................................    12.7         8.0      9.6       9.2
Write-down of strategic long-term investments..      --       (20.3)      --      (9.9)
                                                 ------   ---------   ------   -------
Loss before income taxes.......................   (97.8)   (1,593.8)   (40.9)   (859.7)
Provision for income taxes.....................     0.9         1.3      3.0       1.2
                                                 ------   ---------   ------   -------

Net loss.......................................  (98.7)%  (1,595.1)%  (43.9)%  (860.9)%
                                                 ======   =========   ======   =======

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

     Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery.

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


Total Revenues

     Total revenues increased 2% from $29.3 million for the three months ended June 30, 2000 to $30.0 million for the three months ended June 30, 2001. Total revenues increased 5% from $58.4 million for the six months ended June 30, 2000 to $61.5 million for the six months ended June 30, 2001. Total revenues derived from North America in the three months ended June 30, 2001 increased 3% to $21.0 million from $17.2 million in the same period in 2000, while total revenues derived from outside of North America decreased 25% from $12.1 million for the three months ended June 30, 2000 to $9.1 million for the three months ended June 30, 2001. Total revenues derived from North America in the six months ended June 30, 2001 were flat when compared with those of the same period in 2000, while total revenues derived from outside of North America increased 17% from $17.5 million for the six months ended June 30, 2000 to $20.5 million for the six months ended June 30, 2001. The level of North American revenues has remained fairly consistent in the three and six-month periods ended June 30, 2001, compared to the same periods in 2000. The majority of the overall growth in total revenues in the first six months of 2001 was experienced outside of North America, which is reflective of the resources invested to focus on those regions in recent quarters prior to the second quarter of 2001. We focused on growing our revenue base internationally, particularly in Europe, Asia and South America, which resulted in an increase in non-North American revenues in the six months ended June 30, 2001 compared to the same six-month period in 2000. However, revenues generated outside of North America decreased in the second quarter of 2001, compared to the same quarter of 2000, primarily due of our restructuring, which resulted in fewer resources being applied to certain sales regions outside of North America, especially in Asia Pacific and Latin America, and due to the continued softening of the economic climate internationally. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. In the three months ended June 30, 2001, one customer accounted for 14% of total revenues. In the first half of 2001, no single customer accounted for 10% or more of total revenues.

License Revenues

     License revenues decreased 33% from $18.8 million for the three months ended June 30, 2000 to $12.6 million for the three months ended June 30, 2001, representing 64% and 42% of total revenues in the respective periods. License revenues decreased 42% from $39.7 million for the six months ended June 30, 2000 to $23.1 million for the six months ended June 30, 2001, representing 68% and 38% of total revenues in the respective periods. The decrease in license revenues in absolute dollars was primarily due to the slowing of the global economy, particularly the economic downturn experienced in North America. The types of license transactions most significantly impacted by the less favorable economic conditions were those license transactions greater than $500,000 in value, which normally represent a substantial deployment to a broad base of users or the addition of new applications to customers' previously installed infrastructure. The rapid global downturn has had a significant impact on information technology projects and, as a result, customers could not make the commitments we were expecting at the end of the first and second quarters of 2001. License revenues as a percentage of total revenues decreased for the three and six months ended June 30, 2001 compared to the same periods in 2000, partly due to continued strong demand for services and maintenance from our customers and increased professional services revenues from the addition of CygnaCom Solutions, Inc. in March 2000, and enCommerce, Inc. in June 2000, and partly due to decreased license revenues in the first half of 200l.

Services and Maintenance Revenues

     Services and maintenance revenues increased 67% from $10.5 million for the three months ended June 30, 2000 to $17.5 million for the three months ended June 30, 2001, representing 36% and 58% of total revenues in the respective periods. Services and maintenance revenues increased 105% from $18.7 million for the six months ended June 30, 2000 to $38.4 million for the six months ended June 30, 2001, representing 32% and 62% of total revenues in the respective periods. The increase in services and maintenance revenues in absolute dollars was primarily the result of an increase in demand for consulting services and customer support, the acquisitions of CygnaCom and enCommerce, and increases in maintenance revenues from a larger installed product base and strong customer renewals of annual maintenance agreements. The growth in our customer base has resulted in acceleration in the demand from customers to assist them in deploying our solutions. We have invested heavily in additional professional services resources in response to this increased demand from customers. In addition, revenue from our Entrust.Net(TM) certification authority business, which began operating in May 1999, started to contribute significantly to total services and maintenance revenues in the latter part of 2000 and in the first half of 2001. The increase in services and maintenance revenues as a percentage of total revenues reflected a continuing shift in mix of revenues from license to service and maintenance revenues in the first six months of 2001 compared to the same period in 2000. This shift was largely due to the continued growth of our services and maintenance business in response to customer demand, the impact of the professional services revenues of CygnaCom and enCommerce since their respective acquisitions, and the decrease in license revenues in the first half of 2001. We continue to focus on developing new service offerings for our customers that are core to our business and also on building our relationships with third-party service providers so that we have adequate resources available to meet the demand of our customers.


COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights acquired as part of the acquisition of enCommerce has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues increased from $953,000 for the three months ended June 30, 2000 to $1.2 million for the three months ended June 30, 2001, representing 4% and 3% of total revenues for the respective periods. Cost of license revenues increased from $1.9 million for the six months ended June 30, 2000 to $2.1 million for the six months ended June 30, 2001, representing 3% of total revenues for each of the respective periods. The increase in cost of license revenues in absolute dollars was primarily a result of higher royalty fees paid to third-party software vendors, as we have incorporated a higher level of third-party software in our products sold in the first six months of 2001 despite lower license revenue levels, compared to the same period of 2000. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues increased from $6.1 million for the three months ended June 30, 2000 to $11.3 million for the three months ended June 30, 2001, representing 21% and 38% of total revenues for the respective periods. Cost of services and maintenance revenues increased from $10.6 million for the six months ended June 30, 2000 to $24.7 million for the six months ended June 30, 2001, representing 18% and 40% of total revenues for the respective periods. The increase in absolute dollars during the three and six months ended June 30, 2001 reflected the increased costs associated with the increased levels of services and maintenance revenues experienced in this period and the increased costs associated with the CygnaCom and enCommerce resources. The increase in the cost of services and maintenance revenues as a percentage of total revenues in the three and six months ended June 30, 2001 reflected the rapid growth of services and maintenance revenues in comparison to license revenues, and reflected the significant shift in the mix of revenues from license to services and maintenance revenues in the first half of 2001 compared to the first half of 2000. As the services and maintenance revenues represented the larger proportion of total revenues and grew faster than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues, because significant investment was necessary in order to prepare for current and future growth in this business. Also, we made significant investments in additional customer support personnel to support the growing base of customers with previously installed products.


     Services and maintenance gross profit as a percentage of services and maintenance revenues was 42% and 35 % for the three months ended June 30, 2000 and 2001, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 43% and 36% for the six months ended June 30, 2000 and 2001, respectively. This decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three and six months ended June 30, 2001, compared to the same periods in 2000, reflected the investment we made in the professional services team through the acquisition of CygnaCom late in the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represented a shift in the mix of overall services revenues toward the lower-margin professional services revenues. Also, the decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues reflected the investment made in additional customer support personnel since the first half of 2000, and the continued development and rollout of our new service offerings.



OPERATING EXPENSES

Sales and Marketing

                                                            (Unaudited)           (Unaudited)
                                                         ----------------      -----------------
                                                           Three Months           Six Months
                                                         ----------------      -----------------
                                                          Ended June 30,         Ended June 30,
                                                         ----------------      -----------------
                                                           2000      2001        2000      2001
                                                         -------   -------     -------   -------
Per statement of operations...................           $14,905   $38,219     $27,762   $64,799
Less: Special non-recurring charges included..               ---    15,915         ---    15,915
                                                         -------   -------     -------   -------
Pro forma.....................................           $14,905   $22,304     $27,762   $48,884
                                                         =======   =======     =======   =======
Percentage of total revenues..................                51%       74%         48%       79%
                                                         =======   =======     =======   =======

     Sales and marketing expenses, on a pro forma basis, increased from $14.9 million and $27.8 million for the three and six months ended June 30, 2000 to $22.3 million and $48.9 million for the comparable periods in 2001. Sales and marketing expenses, on a pro forma basis, represented 51% and 48% of total revenues for the three and six months ended June 30, 2000, compared to 74% and 79% for the same periods in 2001. The increase in absolute dollars in the first half of 2001 was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally. In addition, until the implementation of our restructuring plan, in June 2001, we continued to make significant investments in marketing to support the launch of new products, services and marketing programs. We had continued our strategy of investing in (a) hiring and training the members of our direct sales organization in anticipation of future market growth, and (b) marketing efforts in support of new product launches. Further, failure of these investments, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations. The increase in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2001, compared to the same period in 2000, was mainly due to the combination of lower than expected license revenues in the first half of 2001, and sales and marketing expenses that were largely fixed prior to the beginning of each of the first two quarters of 2001 based on expected license revenues for the periods. The increase in sales and marketing expenses as a percentage of total revenues in the first half of 2001 also reflected the increased expenses related to the impact of the enCommerce sales and marketing organization. We will continue to focus on improving the productivity of our sales and marketing organizations, in light of the current economic conditions.


Research and Development

                                                        (Unaudited)           (Unaudited)
                                                     -----------------     ------------------
                                                        Three Months           Six Months
                                                     -----------------     ------------------
                                                       Ended June 30,        Ended June 30,
                                                     -----------------     ------------------
                                                      2000       2001        2000       2001
                                                     ------    -------     -------    -------
Per statement of operations...................       $5,825     $8,345     $10,818    $17,832
Less: Special non-recurring charges included..          ---        ---         ---        ---
                                                     ------     ------     -------    -------
Pro forma.....................................       $5,825     $8,345     $10,818    $17,832
                                                     ======     ======     =======    =======
Percentage of total revenues..................           20%        28%         19%        29%
                                                     ======     ======     =======    =======


     Research and development expenses, on a pro forma basis, increased from $5.8 million and $10.8 million for the three and six months ended June 30, 2000 to $8.3 million and $17.8 million for the comparable periods in 2001. Research and development expenses, on a pro forma basis, represented 20% and 19% of total revenues for the three and six months ended June 30, 2000, compared to 28% and 29% for the comparable periods in 2001. The increase in research and development expenses in absolute dollars in the first half of 2001 reflected higher expenses related to increased staffing of software developers. We hired these employees primarily in connection with the continuing expansion, enhancement and globalization of our product offerings, our commitment to quality assurance and testing, and the addition of development employees in connection with the acquisition of enCommerce. Research and development expenses as a percentage of total revenues increased for the three and six months ended June 30, 2001, compared to the same periods in the previous year, due primarily to the lower than expected license revenues, as these costs were largely fixed prior to the start of the first two quarters of 2001, and due to the acquisition of enCommerce and the corresponding addition of the getAccess(TM) development team. The cost reduction impact of our restructuring on research and development expenses did not come into effect until June 2001. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, we expect research and development expenses to continue to increase in absolute dollars as additional experienced security experts and software engineers are required.

General and Administrative

                                                        (Unaudited)           (Unaudited)
                                                     -----------------     ------------------
                                                        Three Months           Six Months
                                                     -----------------     ------------------
                                                       Ended June 30,        Ended June 30,
                                                     -----------------     ------------------
                                                      2000       2001        2000       2001
                                                     ------    -------     -------    -------
Per statement of operations...................       $2,722    $ 9,363     $ 4,914    $14,050
Less: Special non-recurring charges included..          ---      5,596         ---      5,596
                                                     ------    -------     -------    -------
Pro forma.....................................       $2,722    $ 3,767     $ 4,914    $ 8,454
                                                     ======    =======     =======    =======
Percentage of total revenues..................            9%        13%          8%        14%
                                                     ======    =======     =======    =======


     General and administrative expenses, on a pro forma basis, increased from $2.7 million and $4.9 million for the three and six months ended June 30, 2000 to $3.8 million and $8.5 million for the comparable periods in 2001. General and administrative expenses, on a pro forma basis, represented 9% and 8% of total revenues for the three and six months ended June 30, 2000, compared to 13% and 14% for the comparable periods in 2001. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relations programs, improved management information systems and the increased utilization of outside professional service firms. In addition, the increase in general and administrative expenses compared to the first half of 2000 was partly due to expenses we incurred in connection with the resignation of a senior executive. General and administrative expenses as a percentage of total revenues increased for the three and six months ended June 30, 2001, compared to the same periods in the previous year, due primarily to the lower than expected license revenues, as these costs were largely fixed prior to the start of the quarter. The cost reduction impact of our restructuring on general and administrative expenses did not come into effect until June 2001. We continue to look for ways to gain additional efficiencies in our administrative processes.


Acquired In-process Research and Development and Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles

     On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary of Entrust, Inc. In connection with this acquisition, we recorded goodwill of $16.6 million and goodwill amortization of $1.4 million was expensed in each of the three-month periods ended June 30, 2000 and 2001, with total amortization of $1.8 million and $2.8 million expensed in the six-month periods ended June 30, 2000 and 2001, respectively.

     On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California that provides software and services for managing global e-business relationships at business-to-business and business-to-consumer portals. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in June 2000. Amortization of purchased product rights of $1.4 million and amortization of goodwill and other purchased intangibles of $27.3 million were expensed in the three and six months ended June 30, 2000 and 2001, respectively.

Restructuring and Other Special Non-recurring Charges

     On June 4, 2001, we announced a Board-approved restructuring program to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that are negatively affecting technology investment in the market. The restructuring program includes a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

     As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recorded restructuring costs and special non-recurring charges of $433.6 million in the second fiscal quarter of 2001.

     A summary of the restructuring and other special non-recurring charges recorded in the second fiscal quarter is outlined below (in millions):

                                                                           Other
                                                                          Special          Total
                                                    Restructuring      Non-recurring      Special
                                                       Charges            Charges         Charges
                                                    -------------      -------------      -------
Workforce reduction and other personnel costs            $13.5              $  4.1         $ 17.6

Consolidation of excess facilities                        38.2                13.5           51.4

Discontinuance of non-core
     products and programs                                13.8                 6.4           20.5

Impairment of goodwill, purchased product rights
     and other purchased intangible assets                   -               327.0          327.0

Impairment of strategic investments                          -                 6.1            6.1

Expenses related to bad debt write-offs
     and additional provisions to the allowance
     for doubtful accounts                                   -                11.0           11.0
                                                    ---------------------------------------------
Total                                                    $65.5              $368.1         $433.6
                                                    =============================================

     The following paragraphs provide detailed information relating to the restructuring programs that resulted in total special charges of $433.6 million which was recorded in the second quarter of 2001.

     Workforce reduction

     The restructuring program resulted in the reduction of approximately 400 of our regular full-time employees, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs, and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net(TM) and Entrust@YourService(TM) and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter and the workforce portion of the restructuring is expected to be completed in the third quarter of 2001. We recorded a workforce reduction charge of $13.5 million primarily related to severance costs, fringe benefits due and outplacement services.

     Also, other special non-recurring charges include employee relocation expenses, hiring fees and signing bonuses totaling $4.1 million.

     Consolidation of excess facilities

     We recorded restructuring costs of $38.2 million relating to the consolidation of excess facilities. The consolidation of excess facilities includes a total of eight offices in seven cities throughout the world. The majority (approximately 85%) of the costs are related to the 75,000 square foot facility in Santa Clara, CA. The costs for consolidation of excess facilities are related primarily to non-cancelable lease costs offset by estimated sublet recoveries. These costs will be incurred over up to 10 years, which is the lease term of the Santa Clara facility.

     In addition to the $38.2 million of restructuring costs related to excess facilities, an additional $13.5 million of facilities-related costs were recorded as a special non-recurring charge as a result of impairment of leasehold improvements and property and equipment that was disposed of or removed from operations as a result of the consolidation of excess facilities, and were included in the write-down of leaseholds and other long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". These assets were identified as assets to be disposed of that would have no future benefit to us. Therefore, these assets were reported at the lower of carrying amount and fair value, less costs of disposition. The majority of these costs are non-cash charges.

     Discontinuance of non-core products and programs

     In support of our restructuring objective to reduce costs and focus on core technologies, we discontinued several non-core products and programs. The discontinued products and programs, totaling $13.8 million, are primarily related to our services business initiatives and to certain desktop applications for which we have not achieved the growth and profitability targets in line with our core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed prior to the restructuring, but which are being canceled due to the change in corporate focus. The cash outflow related to the majority of these items is expected to be incurred by the end of the first quarter of fiscal 2002.

     The discontinuance of products and programs, and expenses related to rebranding of our identity and our products resulted in $6.4 million of special non-recurring charges.

     The following table is a summary of the status of the restructuring charges as at June 30, 2001 (in millions):

                                                                                            Accrued
                                                                                         Restructuring
                                             Total        Non-cash         Cash         Liabilities at
                                            Charges       Charges        Payments        June 30, 2001
                                            -------       --------       --------       ---------------
Workforce reduction and other
     personnel costs                          $13.5       $      -         $4.4              $ 9.1

Consolidation of excess facilities             38.2              -          0.2               38.0

Discontinuance of non-core
     products and programs                     13.8              -          0.1               13.7
                                          -------------------------------------------------------------
Total                                         $65.5       $      -         $4.7              $60.8
                                          =============================================================


     Impairment of goodwill and other purchased intangible assets

     Due to the decline in our market capitalization, the decline in current overall business conditions within our target market segments and the restructuring program, we completed an assessment of the recoverability of goodwill on our balance sheet. This impairment analysis indicated that the carrying amount of the goodwill and purchased intangible assets of the enCommerce and r3 acquisitions will not be recovered through the estimated undiscounted future cash flows. We then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r3 acquisition. The result of this analysis is a charge of $327 million related to the impairment of goodwill and purchased intangible assets. Goodwill and purchased intangibles from the enCommerce acquisition account for $325.4 million of the impairment. This acquisition has failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to getAccess(TM) that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment is the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

     Revenues from the enCommerce products and services are estimated to have contributed approximately 20-25% of total revenues, but are estimated to have generated losses since acquisition. The results of operations related to the r3 acquisition were not significant.

     Write-down of strategic long-term investments

     We assess the recoverability of the carrying value of our strategic investments on a regular basis. Factors that we consider important that could trigger impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in overall market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $6.1 million in the three and six months ended June 30, 2001.

     Expenses related to bad debt write-offs and additional provisions to the allowance for doubtful accounts

     Due to changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, we recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $11 million.

Interest Income

     Interest income decreased from $3.7 million for the three months ended June 30, 2000 to $2.4 million for the comparable period in 2001, while interest income remained flat for the six months ended June 30, 2001, compared to the same period in 2000, at $5.6 million. Interest income represented 8% and 9% of total revenues for the three and six months ended June 30, 2001, compared to 13% and 10% for the comparable periods in 2000. This decrease in investment income in the second quarter of 2001 reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets and strategic long-term investments.


Provision for Income Taxes

     We recorded an income tax provision of $396,000 and $746,000 for the three and six months ended June 30, 2001 compared with an income tax provision of $287,000 and $1.7 million for the same periods of 2000. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductible in-process research and development, write-down of strategic long-term investments, leaseholds and other long-lived assets, amortization and impairment of goodwill, purchased product rights, and other purchased intangible assets, as well as an adjustment of the valuation allowance, that results in the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carry-forwards available.


LIQUIDITY AND CAPITAL RESOURCES

     We used cash of $45.4 million from operating activities during the six months ended June 30, 2001. This cash outflow was primarily a result of a net loss before non-cash charges of $104.3 million, and a decrease in accounts payable and accrued liabilities of $12.1 million, partially offset by cash inflows resulting in a decrease in accounts receivable of $6.8 million and accrued restructuring charges of $60.8 million during the period. Our average days sales outstanding at June 30, 2001 was 85 days, which represented a decrease from the 118 days that we reported at March 31, 2001. The overall decrease in days sales outstanding from March 31, 2001 reflected the bad debt write-offs and change in estimate for the allowance for doubtful accounts undertaken as part of the restructuring program, and better collection cycles despite longer payment terms for international customers and the shift in revenue mix towards a higher percentage of professional services revenues, which generally remain in accounts receivable longer than license revenues. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the six months ended June 30, 2001, we generated $50.2 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $65.5 million (net of $139.6 million of marketable investment purchases). This was partially offset by $12.3 million invested in property and equipment, $1.8 million invested in long-term investments and $1.2 million invested in other long-term assets. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our organization, largely costs related to the fit-up of our facility in Santa Clara, California and completion of the fit-up of our facility in Ottawa, Canada. The long-term investments funded were strategic in nature, represented investments in less than 10% of the capital stock of privately held electronic security and technology companies, and was accounted for on a cost basis. Equity investments such as these give us better access to various geographic and vertical markets, as well as access to emerging technologies and products. The investment in other long-term assets relates primarily to product localization work performed by third party contractors.

     Cash provided by financing activities for the six months ended June 30, 2001 was $2.1 million, primarily from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

     As of June 30, 2001, our cash, cash equivalents and short-term investments in the amount of $169.4 million provided our principal sources of liquidity. We believe that cash flows from operations and existing cash and cash equivalents and short-term investments will be sufficient to meet our needs for at least the next twelve months.


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

Our restructuring of operations may not achieve the results we intend and may harm our business

     In June 2001, we announced a restructuring of our business, which included a reduction in force and the closure of three international locations, as well as other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively, or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring announced in June did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a restructuring of our business.

Because of the lengthy and unpredictable sales cycle associated with our large software transactions, we may not succeed in closing transactions on a timely basis or at all, which would adversely affect our revenues and operating results

     Transactions for our solution often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. Factors affecting the sales cycle include:

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


A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships

     Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1998, our three largest customers accounted for 23% of revenues. In 1999, our three largest customers accounted for 31% of
revenues, with the largest customer accounting for 24% of revenues.   In 2000,
our three largest customers accounted for 12% of revenues. Our three largest customers accounted for 17% of revenues for the six months ended June 30, 2001. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.


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

     Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Plano, Texas, from our research and development facility in Ottawa, Canada and other facilities in Santa Clara, California and Reading, United Kingdom may make it more difficult to manage our growth.


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

Our reliance on energy supplies could become costly

     As a result of our reliance on a continuous power supply to conduct our operations, California's current energy crisis could disrupt our operations and increase our expenses.

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

     Nortel Networks Corporation, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 25.5% of our outstanding voting stock as of August 10, 2001, and one of our eight directors is a representative of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at June 30, 2001, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

     The following table presents the cash, cash equivalents and marketable investments that we held at June 30, 2001, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                                                                      MATURITY
                                                                                   (in thousands)

                                                                                                       More than
                                                                Within 3 Months      3-6 Months         6 Months
                                                                ---------------      ----------       ----------
Investments classified as cash and cash equivalents...........      $26,330            $    --          $    --
Investments classified as marketable investments..............       47,395             35,469           48,123
                                                                    -------            -------          -------
  Total amortized cost........................................      $73,725            $35,469          $48,123
                                                                    =======            =======          =======
Fair value....................................................      $73,738            $35,469          $48,085
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


Risk Associated with Equity Investments

     We hold short-term equity securities of a publicly traded company. It is possible that the market value of these securities could decline significantly in the near future. For example, due to recent stock market volatility, we recorded cumulative unrealized and realized losses of $1.5 million in this investment based on its market value at June 30, 2001. In connection with this investment, we have engaged in a hedging transaction that provides us with the right to receive an amount equal to the difference between the price we paid for these securities and the aggregate of the fair market values on the dates that the securities are made available for sale on the public market. We recorded an unrealized gain of $1.5 million as of June 30, 2001 as a result of this hedging transaction. However, this hedging activity may not sufficiently cover the value of this investment.

     In addition, we have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded losses of $6.1 million from impairments in connection with these investments.



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

     We moved to dismiss the consolidated complaint. On July 31, 2001, the Court granted our motion to dismiss. The Court granted plaintiffs 30 days leave to file an amended complaint. There has been no discovery to date, and no trial date has been established.

     We believe this class action is without merit and intend to deny all material allegations and to defend ourselves vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on our future financial condition or results of operations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 22, 2001, we issued a warrant to purchase 258,333 shares of our common stock at an exercise price of $6.87 per share to a consultant. We issued the warrant in consideration for $1.00 and other good and valuable consideration, including the provision of executive search services by the consultant. The warrant is immediately exercisable in full and terminates on April 22, 2004. In the event of a recapitalization of our stock, the number of shares subject to warrant and the exercise price of the warrant will be proportionally adjusted.

     No underwriters were involved in the placement of the warrant. The warrant was issued to an "accredited investor" (as defined in the Securities Act of 1933) in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering. Any shares of common stock issuable upon exercise of the warrant will be "restricted securities" within the meaning of the Securities Act.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 27, 2001, we held our Annual Meeting of Stockholders. Shares of stock with 48,071,642 votes were represented at the meeting out of a total of 63,058,738 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast:

     1) A proposal to elect Terrell B. Jones as a Class III Director of the Company for a 3-year term.

          For the above-referenced matter (1), 47,759,061 votes were cast in favor and 312,581 were withheld.


     2) A proposal to elect Michael P. Ressner as a Class III Director of the Company for a 3-year term.

          For the above-referenced matter (2), 45,208,147 votes were cast in favor and 2,863,495 were withheld.


     3) A proposal to elect Christopher M. Stone as a Class III Director of the Company for a 3-year term.

          For the above-referenced matter (3), 47,758,909 votes were cast in favor and 312,733 were withheld.

     Our other directors, whose terms of office as directors continued after the Annual Meeting, are Butler C. Derrick, Jr., Jawaid Ekram, James A. Thomson,
     F. William Conner and J. Alberto Yepez.

     4) Approval of an amendment to our Amended and Restated Charter to increase the total number of authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares and to eliminate the Special Voting Stock from our authorized capital and delete all references to Special Voting Stock contained in the Amended and Restated Charter.

          For the above-referenced matter (4), 43,081,142 votes were cast in favor, 4,734,535 were against, 64,678 abstained, and 191,287 were broker non-votes.

     5) Approval of an amendment to our 1998 Employee Stock Purchase Plan, as amended, to increase the total number of shares of Common Stock authorized for issuance thereunder from 400,000 shares to 1,000,000 shares.

          For the above-referenced matter (5), 47,314,143 votes were cast in favor, 698,207 were against, 54,262 abstained, and 5,030 were broker non-votes.

     6) Ratification of the appointment of Deloitte & Touche LLP as our independent public accountants for the current year.

          For the above-referenced matter (6), 46,877,011 votes were cast in favor, 885,538 were against, and 309,093 abstained.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits


  Exhibit No.                               Description
  -----------                               -----------
     3.1(1)    Amended and Restated Articles of Incorporation of the Registrant

     3.2 Articles of Amendment of Charter of the Registrant filed with the State Department of Assessments and Taxation of Maryland on
               April 27, 2001

     3.3 Articles of Amendment of Charter of the Registrant filed with the State Department of Assessments and Taxation of Maryland on
               June 4, 2001

     4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant

     10.1 Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant

     10.2 Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner

     10.3 Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner

     10.4 Common Stock Purchase Warrant of the Registrant dated April 22, 2001 to Heidrick & Struggles, Inc.

     10.5 Separation and Release Agreement dated June 28, 2001 between the Registrant and J. Alberto Yepez

     10.6 Separation Agreement and Release dated May 30, 2001 between the Registrant and Paul Doscher

     10.7 Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant
------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-57275]

Reports on Form 8-K:

     On May 30, 2001, the Registrant filed a Current Report on Form 8-K, dated April 27, 2001, to report under Item 5 (Other Events) an updated description of the securities of the Company. No financial statements were required to be filed with this report.

     On June 4, 2001, the Registrant filed a Current Report on Form 8-K, dated June 4, 2001, to report under Item 5 (Other Events) its undertaking of a restructuring pursuant to which it was implementing a series of strategic initiatives aimed at refocusing its resources on the most significant market opportunities and on reducing costs; and under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the Press Release dated June 4, 2001, referenced as Exhibit 99. Also under Item 5 (Other Events), the Registrant reported the changing of its corporate name from "Entrust Technologies Inc." to "Entrust, Inc."

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENTRUST, INC.
                                    -----------------------
                                            (Registrant)

Dated: August 14, 2000

                                          /s/ David L. Thompson
                                        -----------------------
                                           David L. Thompson
                                        Chief Financial Officer
                                  and Senior Vice President of Finance
                              (Principal Financial and Accounting Officer)

                                 ENTRUST, INC.

                              INDEX TO EXHIBITS

   Exhbit No.                           Description
   ----------                           -----------
     3.1(1)    Amended and Restated Articles of Incorporation of the Registrant

     3.2 Articles of Amendment of Charter of the Registrant filed with the State Department of Assessments and Taxation of Maryland on
               April 27, 2001

     3.3 Articles of Amendment of Charter of the Registrant filed with the State Department of Assessments and Taxation of Maryland on
               June 4, 2001

     4.1 Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant

     10.1 Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant

     10.2 Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner

     10.3 Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner

     10.4 Common Stock Purchase Warrant of the Registrant dated April 22, 2001 to Heidrick & Struggles, Inc.

     10.5 Separation and Release Agreement dated June 28, 2001 between the Registrant and J. Alberto Yepez

     10.6 Separation Agreement and Release dated May 30, 2001 between the Registrant and Paul Doscher

     10.7 Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant
------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-57275]