Form 10-Q
period 2001-09-30
ENTRUST INC
filed 2001-11-14
CIK 1031283

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       _________________________________

                                   FORM 10-Q
(Mark one)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

     There were 63,849,530 shares of the registrant's $.01 par value Common stock outstanding as of November 9, 2001.
________________________________________________________________________________

                                 ENTRUST, INC.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                             Page
                                                                                                          ----
     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets...................................................      3
               Condensed Consolidated Statements of Operations.........................................      4
               Condensed Consolidated Statements of Cash Flows.........................................      5
               Notes to Condensed Consolidated Financial Statements....................................      6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................................     12

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............................     31

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings.......................................................................     32

     Item 6.   Exhibits and Reports on Form 8-K........................................................     32

SIGNATURES.............................................................................................     34

EXHIBITS...............................................................................................     35


     Entrust, getAccess and Entrust@YourService are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. Entrust.Net is a trademark of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. All other trademarks and service marks used in this quarterly report are the property of their respective owners.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 ENTRUST, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                  DECEMBER 31,   SEPTEMBER 30,
                                                  ------------   -------------
                                                      2000           2001
                                                  ------------   -------------
(In thousands, except share data)

ASSETS
Current assets:
  Cash and cash equivalents.....................     $  24,241       $  48,665
  Short-term marketable investments.............       203,446         111,133
  Accounts receivable (net of allowance for
    doubtful accounts of $2,932 at December 31,
    2000 and $7,429 at September 30, 2001)..            46,301          22,321
  Prepaid expenses and other....................         9,603           5,531
                                                  ------------   -------------
  Total current assets..........................       283,591         187,650
Long-term marketable investments................            --           9,840
Property and equipment, net.....................        25,168          18,872
Purchased product rights, net...................        19,259           3,122
Goodwill, net...................................       365,127           7,815
Other purchased intangibles, net................        22,054           5,541
Long-term investments...........................        16,675           7,557
Other long-term assets, net.....................         2,232           1,186
                                                  ------------   -------------
  Total assets..................................     $ 734,106       $ 241,583
                                                  ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable...............................     $  16,989       $  12,920
 Accrued liabilities............................        22,311          15,806
 Accrued restructuring charges..................            --          53,387
 Deferred revenue...............................        19,466          20,889
 Due to related party...........................           799              --
                                                  ------------   -------------
  Total current liabilities.....................        59,565         103,002
Long-term liabilities...........................           477             190
                                                  ------------   -------------
  Total liabilities.............................        60,042         103,192
                                                  ------------   -------------
Shareholders' equity:
 Common stock, par value $0.01 per share;
  62,753,738 and 63,638,490 issued and
   outstanding shares at December 31, 2000
   and September 30, 2001, respectively.........           628             637
 Additional paid-in capital.....................       775,604         778,753
 Unearned compensation..........................          (316)           (149)
 Accumulated deficit............................      (101,518)       (639,482)
 Accumulated other comprehensive loss...........          (334)         (1,368)
                                                  ------------   -------------
  Total shareholders' equity....................       674,064         138,391
                                                  ------------   -------------
  Total liabilities and shareholders' equity....     $ 734,106       $ 241,583
                                                  ============   =============

     See accompanying notes to condensed consolidated financial statements

                                 ENTRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)             (Unaudited)
                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  -------------------    ----------------------
                                                    2000        2001       2000          2001
                                                  --------    -------    --------     ---------
(In thousands, except per share data)

Revenues:
  License......................................   $ 25,451    $12,288    $ 65,120     $  35,401
  Services and maintenance.....................     16,736     15,732      35,445        54,140
                                                  --------    -------    --------     ---------
      Total revenues...........................     42,187     28,020     100,565        89,541
                                                  --------    -------    --------     ---------
Cost of revenues:
  License......................................        787      1,247       2,677         3,355
  Services and maintenance.....................      9,982      9,710      20,614        34,368
                                                  --------    -------    --------     ---------
      Total cost of revenues...................     10,769     10,957      23,291        37,723
                                                  --------    -------    --------     ---------
Gross profit...................................     31,418     17,063      77,274        51,818
                                                  --------    -------    --------     ---------
Operating expenses:
  Sales and marketing..........................     21,337     13,971      49,099        78,770
  Research and development.....................      8,454      6,527      19,272        24,359
  General and administrative...................      3,745      3,313       8,659        17,363
  Acquired in-process research and
    development................................         --         --      29,614            --
  Amortization of purchased product rights.....      1,377        284       1,377         3,038
  Amortization of goodwill and other
    purchased intangibles......................     28,836      2,171      31,112        59,971
  Impairment of goodwill, purchased product
    rights and other purchased intangibles.....         --         --          --       326,953
  Restructuring charges........................         --         --          --        65,511
  Write-down of leaseholds and other
    long-lived assets..........................         --         --          --        13,519
                                                  --------    -------    --------     ---------
      Total operating expenses.................     63,749     26,266     139,133       589,484
                                                  --------    -------    --------     ---------
Loss from operations...........................    (32,331)    (9,203)    (61,859)     (537,666)
Interest income................................      3,767      1,511       9,380         7,154
Gain on disposition of strategic long-term
   investments.................................         --      1,420          --         1,420
Write-down of strategic long-term investments..         --     (1,723)         --        (7,823)
                                                  --------    -------    --------     ---------
Loss before income taxes.......................    (28,564)    (7,995)    (52,479)     (536,915)
Provision for income taxes.....................        212        303       1,921         1,049
                                                  --------    -------    --------     ---------
Net loss.......................................   $(28,776)   $(8,298)   $(54,400)    $(537,964)
                                                  ========    =======    ========     =========

Net loss per share:
      Basic....................................     $(0.46)    $(0.13)     $(0.99)       $(8.51)
      Diluted..................................     $(0.46)    $(0.13)     $(0.99)       $(8.51)
Weighted average common shares used in per
  share computations:
      Basic....................................     62,507     63,491      55,112        63,202
      Diluted..................................     62,507     63,491      55,112        63,202

     See accompanying notes to condensed consolidated financial statements

                                 ENTRUST, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            (Unaudited)
                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      ----------------------
                                                                                         2000         2001
                                                                                      ---------    ---------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss........................................................................  $ (54,400)   $(537,964)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization.................................................     35,537       69,293
      Acquired in-process research and development..................................     29,614           --
      Impairment of goodwill, purchased product rights and other
       purchased intangibles........................................................         --      326,953
      Non-cash other special non-recurring charges .................................         --        3,212
      Provision for doubtful accounts...............................................      1,273       11,786
      Write-down of leaseholds and other long-lived assets..........................         --       13,519
      Write-down of strategic long-term investments.................................         --        7,800
      Gain on disposition of strategic long-term investments........................         --       (1,584)
      Loss on disposition of short-term investments.................................         --          187
      Unearned compensation amortized...............................................        168          166
      Revenue from non-monetary transaction.........................................         --         (694)
    Changes in operating assets and liabilities, net of effects of acquisitions:
      (Increase) decrease in accounts receivable....................................    (14,024)      11,717
      Decrease in prepaid expenses and other........................................        144        2,802
      Increase (decrease) in accounts payable.......................................      7,929       (4,107)
      Increase (decrease) in accrued liabilities....................................      7,723       (6,745)
      Increase in accrued restructuring charges.....................................         --       53,387
      Increase in deferred revenue..................................................      2,741        1,452
      Decrease due to related party.................................................         --         (799)
                                                                                      ---------    ---------
        Net cash provided by (used in) operating activities.........................     16,705      (49,619)
                                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable investments.............................................   (226,761)    (170,874)
    Dispositions of marketable investments..........................................    112,075      253,620
    Purchases of property and equipment.............................................    (10,418)     (13,323)
    Increase in long-term investments...............................................    (15,601)      (1,790)
    Proceeds on disposition of long-term investments................................         --        4,632
    Increase in other long-term assets..............................................       (845)      (1,342)
    Net cash payments in purchase transactions......................................     (7,739)          --
                                                                                      ---------    ---------
      Net cash provided by (used in) investing activities...........................   (149,289)      70,923
                                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term liabilities...............................................        (59)        (281)
   Proceeds from exercise of stock options and employee stock purchase plan.........      8,419        3,158
   Proceeds from issuance of common stock, net of issuance costs....................    161,513           --
                                                                                      ---------    ---------
      Net cash provided by financing activities.....................................    169,873        2,877
                                                                                      ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................       (164)         243
                                                                                      ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................     37,125       24,424
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................     21,877       24,241
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $  59,002    $  48,665
                                                                                      =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock, stock options and warrants related to the
    acquisition of enCommerce, Inc..................................................  $ 482,272   $       --
                                                                                      =========   ==========

     See accompanying notes to condensed consolidated financial statements

                                 ENTRUST, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K.

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

     As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on the Company and its global base of customers, the Company recorded restructuring and special non-recurring charges of $433.6 million in the second fiscal quarter of 2001, as outlined below (in millions):

                                                                           Other
                                                                          Special              Total
                                                    Restructuring      Non-recurring          Special
                                                       Charges            Charges             Charges
                                                  -----------------  ------------------  ------------------
Workforce reduction and other personnel costs            $13.5             $  4.1              $ 17.6

Consolidation of excess facilities                        38.2               13.5                51.7

Discontinuance of non-core
     products and programs                                13.8                6.4                20.2

Impairment of goodwill, purchased product rights
     and other purchased intangible assets                   -              327.0               327.0

Write-down of strategic long-term investments                -                6.1                 6.1

Bad debt write-offs and additional provisions to
     the allowance for doubtful accounts                     -               11.0                11.0
                                                  ---------------------------------------------------------
Total                                                    $65.5             $368.1              $433.6
                                                  =========================================================

     The following paragraphs provide information relating to the restructuring programs that resulted in total special charges of $433.6 million, which was recorded in the second quarter of 2001.

Workforce reduction and other personnel costs

     The restructuring program resulted in the reduction of approximately 400 regular full-time employees across the Company, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs, and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net(TM) and Entrust@YourService(TM) and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter, and the workforce portion of the restructuring is expected to be completed in the fourth quarter of 2001. The Company recorded a workforce reduction charge of $13.5 million primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

     Also, other special non-recurring charges include employee relocation expenses, hiring fees and signing bonuses totaling $4.1 million, which is recorded primarily in general and administrative expenses.

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

Discontinuance of non-core products and programs

     In support of the restructuring objective to reduce costs and focus the Company on core technologies, the Company discontinued several non-core products and programs. The discontinued products and programs, totaling $13.8 million, are primarily related to the Company's services business initiatives and to certain desktop applications for which the Company has not achieved the growth and profitability targets in line with its core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which are being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items is expected to be substantially incurred by the end of the first quarter of fiscal 2002.

     The discontinuance of products and programs, and expenses related to rebranding of the Company and its products, resulted in $6.4 million of special non-recurring charges, which is primarily recorded in sales and marketing expenses.

     The following table is a summary of the status of the accrued restructuring charges as at September 30, 2001 (in millions):

                                                                                         Accrued
                                                     Total                            Restructuring
                                                    Charges           Cash            Liabilities at
                                                    Accrued         Payments        September 30, 2001
                                                 --------------  ---------------  ----------------------
Workforce reduction and other personnel costs        $13.5            $ 8.8                $ 4.7

Consolidation of excess facilities                    38.2              1.6                 36.6

Discontinuance of non-core
     products and programs                            13.8              1.7                 12.1
                                               ---------------------------------------------------------
Total                                                $65.5            $12.1                $53.4
                                               =========================================================


      No adjustments to the accruals for restructuring charges were recorded in the three months ended September 30, 2001.

Impairment of goodwill, purchased product rights and other intangible purchased assets

     Due to the decline in the Company's market capitalization, the decline in current overall business conditions within its target market segments and the restructuring program, the Company completed an assessment of the recoverability of goodwill on its balance sheet. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r3 acquisitions will not be recovered through the estimated undiscounted future cash flows. The Company then completed an analysis of the discounted future cash flows from the enCommerce, Inc. acquisition and the r3 Security Engineering AG acquisition. The result of this analysis is a charge of $327 million related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition account for $325.4 million of the impairment. This acquisition has failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the getAccess(TM) product that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment is the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

     Revenues from the enCommerce products and services are estimated to have contributed approximately 20-25% to total revenues, but are estimated to have generated operating losses since acquisition. The results of operations related to the r3 acquisition were not significant.

Write-down of strategic long-term investments

     The Company assesses the recoverability of the carrying value of its strategic investments on a regular basis. Factors that the Company considers important that could trigger impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in overall market conditions. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $6.1 million in the second quarter of 2001. The Company recorded an additional write-down of $1.7 million on certain strategic investments in the third quarter of 2001. The Company also recorded a gain on the disposition of a strategic long-term investment of $1.4 million in the three and nine months ended September 30, 2001.

Bad debt write-offs and additional provisions to the allowance for doubtful accounts.

     Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, the Company recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $11.0 million in the nine months ended September 30, 2001, which is recorded primarily in sales and marketing expenses.



NOTE 3.   NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

      Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The dilutive effect of the exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three and nine months ended September 30, 2001, the antidilutive effect excluded 1,373,309 and 2,022,649 shares, respectively, from the diluted net loss per share computation due to options to purchase Common stock.

     In the three and nine months ended September 30, 2001, the Company issued 295,460 and 884,752 shares, respectively, of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

     On January 26, 2001, the Company's Board of Directors adopted, and recommended to the stockholders to approve, articles of amendment to the Company's charter to (i) increase the total number of authorized shares of Common stock, $0.01 par value per share, from 100,000,000 shares to 250,000,000 shares and (ii) eliminate the Special Voting stock from the Company's authorized capital and delete all references to Special Voting stock contained in the Company's charter. The stockholders adopted this proposal at their annual meeting on April 27, 2001. On April 22, 2001, the Company issued a warrant to purchase 258,333 shares of the Company's Common stock, with an exercise price of $6.87 per share and expiration date of April 22, 2004, to a consultant of the Company. The estimated fair value of these warrants at their date of grant was $1.0 million, which was charged to expense in the period that the grant occurred because these warrants were fully vested at grant.


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

      Pursuant to the terms and conditions of the Offer to Exchange, a total of 592 eligible optionees participated in the option exchange program. The Company has accepted for cancellation options to purchase 5,725,613 shares of its Common stock. As of November 9, 2001, subject to the terms and conditions of the Offer to Exchange, the Company expects to grant new options to purchase 5,158,627 shares of its Common stock on January 31, 2002 in exchange for the options surrendered and accepted under the program.

NOTE 5.   INVESTMENTS AND EQUITY HEDGING INSTRUMENT

      The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At September 30, 2001, the amortized cost of the Company's held to maturity investments approximated fair value. Based on contractual maturities, $108.4 million of these marketable investments were included in current assets while $9.8 million were included in long-term assets.

      In addition, the Company has invested in an equity instrument of a publicly traded technology company. This investment has been classified as available for sale, in current assets, and is carried at fair value based on quoted market prices. This instrument is considered to be short-term in nature as it is management's intention to dispose of this investment within the year. Realized gains and losses on disposition of available for sale marketable investments are included in other income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other income during the period of the hedge.

      The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. The Company had entered into and designated such a hedge on the investment classified as available for sale, in the form of a call option hedge that enables the Company to receive, from the investee, a combination of cash and additional in-kind equity securities equal to any deficiency between the original cost basis of the equity securities and the aggregate of the market values on the dates that the securities are made available for sale on the applicable public equity market. This option is accounted for as a "fair value hedge" in accordance with SFAS No. 133. As of September 30, 2001, the fair value of the call option was $1.9 million, which is equal to the total of the realized and unrealized losses on the related investment.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial position or results of operations because the Company is engaged in limited derivatives use. In implementing SFAS No. 133, the Company reclassified both the unrealized loss on the investment and the offsetting unrealized gain on the related hedge of $1.5 million at January 1, 2001 from accumulated other comprehensive income to results of operations with zero net effect on earnings.

      The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company's ownership share in these companies ranges from 1% to 10% of voting share capital. Consistent with the Company's policies for other long-lived assets, the carrying value of these long-term investments is periodically reviewed for impairment based upon such quantitative measures as undiscounted cash flows as well as qualitative factors. In addition, the Strategic Investment Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. The Company recorded impairments totaling $1.7 million and $7.8 million with respect to these investments in the three and nine months ended September 30, 2001, respectively. In addition, the Company recorded a gain on disposition of a strategic long-term investment in the amount of $1.4 million in the third quarter of 2001.

      The Company recorded revenues representing less than 2% and 4% of total revenues for the three and nine months ended September 30, 2001, respectively, with respect to arm's-length transactions with companies in which it has made strategic equity investments recorded at cost.


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



     The Company operates in three main geographic areas as follows:

                                                                   (Unaudited)                              (Unaudited)
                                                                Three Months Ended                        Nine Months Ended
                                                            ---------------------------             -----------------------------
                                                                  September 30,                            September 30,
                                                            ---------------------------             -----------------------------
                                                              2000                 2001               2000                 2001
                                                            --------             -------            --------            ---------
                                                                                       (in thousands)
Revenues:
      United States..............................           $ 24,837             $10,912            $ 53,336            $  38,233
      Canada.....................................              3,778               7,774              16,199               21,518
      Europe, Asia and Other.....................             13,572               9,334              31,030               29,790
                                                            --------             -------            --------            ---------
       Total revenues............................           $ 42,187             $28,020            $100,565            $  89,541
                                                            ========             =======            ========            =========
Income (loss) before income taxes:
      United States..............................           $(28,986)            $(6,697)           $(56,693)           $(509,143)
      Canada.....................................             (1,082)             (2,080)              2,217              (30,780)
      Europe, Asia and Other.....................              1,504                 782               1,997                3,008
                                                            --------             -------            --------            ---------
       Total loss before income taxes............           $(28,564)            $(7,995)           $(52,479)           $(536,915)
                                                            ========             =======            ========            =========

                                                                                     (Unaudited)
                                                                  December 31,      September 30,
                                                                  ------------      -------------
                                                                      2000               2001
                                                                  ------------      -------------
                                                                          (in thousands)


Total assets:
      United States..............................                     $671,103          $ 206,303
      Canada.....................................                       45,628             28,157
      Europe, Asia and Other.....................                       17,375              7,123
                                                                      --------          ---------
          Total..................................                     $734,106          $ 241,583
                                                                      ========          =========

NOTE 7.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                (Unaudited)                (Unaudited)
                                                Three Months               Nine Months
                                            -------------------       ----------------------
                                            Ended September 30,         Ended September 30,
                                            -------------------       ----------------------
                                              2000        2001           2000         2001
                                            --------    -------        --------    ---------
                                                            (in thousands)
Net loss...............................     $(28,776)   $(8,298)       $(54,400)   $(537,964)
Translation adjustments................         (992)      (553)            (16)      (1,034)
                                            --------    -------        --------    ---------
Comprehensive loss.....................     $(29,768)   $(8,851)       $(54,416)   $(538,998)
                                            ========    =======        ========    =========


NOTE 8.   LEGAL PROCEEDINGS

     On July 7, 2000, an action entitled Frankel v. Entrust Technologies, Inc., et al., No. 2-00-CV-119, was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. All of these actions have been consolidated. On January 22, 2001, a consolidated amended complaint was filed. The consolidated amended complaint purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company's Common stock during the period from October 19, 1999 through July 3, 2000. The complaint alleges that the defendants misrepresented and failed to disclose certain information about its business and prospects. The complaint asserts claims under the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought.

     The Company moved to dismiss the consolidated complaint. On July 31, 2001, the Court granted the motion to dismiss. The Court granted plaintiffs 30 days leave to file an amended complaint. On August 30, 2001, plaintiffs filed an amended complaint. On September 21, 2001, the Company moved to dismiss the amended complaint. The Court has not yet ruled on the Company's motion to dismiss. There has been no discovery to date, and no trial date has been established.

     The Company believes this class action is without merit and intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on the Company's future financial condition or results of operations.

NOTE 9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

    Also in June 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS No. 142 will reduce annual amortization expense by approximately $8.7 million. The Company is still in the process of evaluating the complete impact of the provisions of SFAS No. 142.

     The FASB also issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regard to the impairment of long-lived assets. The Company is in the process of evaluating the impact of the provisions of SFAS No. 144.

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

     Our quarterly operating results have varied substantially in the past and are likely to vary substantially from quarter to quarter in the future due to a variety of factors. In particular, our period-to-period operating results are significantly dependent upon the completion date of large license agreements. In this regard, the purchase of our products often requires a significant capital investment, which customers may view as a discretionary cost and, therefore, a purchase that can be deferred or cancelled due to budgetary or other business reasons. Estimating future revenues is also difficult because we ship our products soon after an order is received and, therefore, we do not have a significant backlog. Thus, quarterly license revenues are heavily dependent upon orders received and shipped within the same quarter. Moreover, we have generally recorded a significant portion of our total quarterly revenues in the third month of a quarter, with a concentration of these revenues in the last half of that third month. This concentration of revenues is influenced by customers' tendencies to make significant capital expenditures at the end of a fiscal quarter. We expect these revenue patterns to continue for the foreseeable future. In addition, quarterly license revenues are dependent on the timing of revenue recognition, which can be affected by many factors, including the timing of customer installations and acceptance. Accordingly, we have from time to time experienced delays in recognizing revenues with respect to certain orders. In any period a significant portion of our revenue may be derived from large sales to a limited number of customers. Despite the uncertainties in our revenue patterns, our operating expenses are based upon anticipated revenue levels and such expenses are incurred on an approximately ratable basis
throughout the quarter.   As a result, if expected revenues are delayed or
otherwise not realized in a quarter for any reason, our business, operating results and financial condition would be adversely affected in a significant way. See "Certain Factors That May Affect Our Business".



RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                      (Unaudited)             (Unaudited)
                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  ------------------      -------------------
                                                   2000        2001        2000        2001
                                                  ------      ------      ------      -------


Revenues:
  License......................................     60.3%       43.9%       64.8%        39.5%
  Services and maintenance.....................     39.7        56.1        35.2         60.5
                                                  ------      ------      ------      -------

      Total revenues...........................    100.0       100.0       100.0        100.0
                                                  ------      ------      ------      -------

Cost of revenues:
  License......................................      1.8         4.4         2.7          3.7
  Services and maintenance.....................     23.7        34.7        20.5         38.4
                                                  ------      ------      ------      -------

      Total cost of revenues...................     25.5        39.1        23.2         42.1
                                                  ------      ------      ------      -------

Gross profit...................................     74.5        60.9        76.8         57.9
                                                  ------      ------      ------      -------

Operating expenses:
  Sales and marketing..........................     50.6        49.9        48.8         88.0
  Research and development.....................     20.0        23.3        19.2         27.2
  General and administrative...................      8.9        11.8         8.6         19.4
  Acquired in-process research and
        development............................       --          --        29.4           --
  Amortization of purchased product rights.....      3.3         1.0         1.4          3.4
  Amortization of goodwill and other
       purchased intangibles...................     68.3         7.7        30.9         67.0
  Impairment of goodwill, purchased product
       rights and other purchased intangibles..       --          --          --        365.1
  Restructuring charges........................       --          --          --         73.2
  Write-down of leaseholds and other
       long-lived assets.......................       --          --          --         15.1
                                                  ------      ------      ------      -------
         Total operating expenses..............    151.1        93.7       138.3        658.4
                                                  ------      ------      ------      -------
Loss from operations...........................    (76.6)      (32.8)      (61.5)      (600.5)
Interest income................................      8.9         5.4         9.3          8.0
Gain on disposition of strategic long-term
        investments............................       --         5.1          --          1.6
Write-down of strategic long-term investments..       --        (6.2)         --         (8.7)
                                                  ------      ------      ------      -------
Loss before income taxes.......................    (67.7)      (28.5)      (52.2)      (599.6)
Provision for income taxes.....................      0.5         1.1         1.9          1.2
                                                  ------      ------      ------      -------

Net loss.......................................    (68.2)%     (29.6)%     (54.1)%     (600.8)%
                                                  ======      ======      ======      =======

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


Total Revenues

     Total revenues decreased 34% from $42.2 million for the three months ended September 30, 2000 to $28.0 million for the three months ended September 30, 2001. Total revenues decreased 11% from $100.6 million for the nine months ended September 30, 2000 to $89.5 million for the nine months ended September 30, 2001. Total revenues derived from North America in the three months ended September 30, 2001 decreased 35% to $18.7 million from $28.6 million in the same period in 2000, while total revenues derived from outside of North America decreased 32% from $13.6 million for the three months ended September 30, 2000 to $9.3 million for the three months ended September 30, 2001. Total revenues derived from North America in the nine months ended September 30, 2001 decreased 14% to $59.8 million from $69.5 million in the same period in 2000, while total revenues derived from outside of North America decreased 4% from $31.0 million for the nine months ended September 30, 2000 to $29.8 million for the nine months ended September 30, 2001. The majority of the overall decline in total revenues in the first nine months of 2001 was experienced in North America, which is reflective of the prolonged economic downturn experienced in this region. Also, until the end of the second quarter of 2001, we focused on growing our revenue base internationally, particularly in Europe, Asia, and South America, which resulted in a smaller decline in non-North American revenues for the nine months ended September 30, 2001, compared to the same period in 2000 than the decline in North American revenues for the same period. The decrease in revenues in the third quarter of 2001 compared to the same period in 2000 was due mainly to the continued softening of the economic climate internationally and to our restructuring program from the second quarter of 2001, which resulted in fewer sales resources being applied in all regions, but specifically in Asia Pacific and Latin America. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. In the three months ended September 30, 2001, one customer accounted for 15% of total revenues. In the first nine months of 2001, one customer accounted for approximately 13% of total revenues, while no other single customer accounted for 10% or more of total revenues.

License Revenues

     License revenues decreased 52% from $25.5 million for the three months ended September 30, 2000 to $12.3 million for the three months ended September 30, 2001, representing 60% and 44% of total revenues in the respective periods. License revenues decreased 46% from $65.1 million for the nine months ended September 30, 2000 to $35.4 million for the nine months ended September 30, 2001, representing 65% and 40% of total revenues in the respective periods. The decrease in license revenues in absolute dollars was primarily due to the slowing of the global economy, particularly the continued economic downturn experienced in North America. The types of license transactions most significantly impacted by the less favorable economic conditions were those license transactions greater than $500,000 in value, which normally represent a substantial deployment to a broad base of users or the addition of new applications to customers' previously installed infrastructure. The rapid global downturn has had a significant impact on information technology projects and, as a result, customers could not make the commitments we were expecting in the first three quarters of 2001, compared to the previous year. License revenues as a percentage of total revenues decreased for the three and nine months ended September 30, 2001 compared to the same periods in 2000, partly due to continued strong demand for services and maintenance from our customers and increased professional services revenues from the addition of CygnaCom Solutions, Inc. in March 2000, and enCommerce, Inc. in June 2000, and partly due to decreased license revenues in the first nine months of 200l.

Services and Maintenance Revenues

     Services and maintenance revenues decreased 6% from $16.7 million for the three months ended September 30, 2000 to $15.7 million for the three months ended September 30, 2001, representing 40% and 56% of total revenues in the respective periods. Services and maintenance revenues increased 53% from $35.4 million for the nine months ended September 30, 2000 to $54.1 million for the nine months ended September 30, 2001, representing 35% and 60% of total revenues in the respective periods. The increase in services and maintenance revenues in absolute dollars for the nine months ended September 30, 2001, compared to the same period in 2000, was primarily the result of an increase in demand for consulting services and customer support, the acquisitions of CygnaCom and enCommerce, and increases in maintenance revenues from a larger installed product base and strong customer renewals of annual maintenance agreements. The growth in our customer base has resulted in acceleration in the demand from customers to assist them in deploying our solutions. We have invested heavily in additional professional services resources in response to this increased demand from customers. The decrease in services and maintenance revenues in absolute dollars from the three months ended September 30, 2000 to the three months ended September 30, 2001 was primarily due to the completion of a large professional services contract in Europe in the second quarter of 2001, resulting in some lower utilization rates in this region during the third quarter of 2001. The increase in services and maintenance revenues as a percentage of total revenues reflected a continuing shift in mix of revenues from license to services and maintenance revenues in the first nine months of 2001 compared to the same period in 2000. This shift was largely due to the continued growth of our services and maintenance business in response to customer demand, the impact of the professional services revenues of CygnaCom and enCommerce since their respective acquisitions, and the decrease in license revenues in the first nine months of 2001. We continue to focus on developing new service offerings for our customers that are core to our business and also on building our relationships with third-party service providers so that we have adequate resources available to meet the demand of our customers.


COST OF REVENUES

Cost of License Revenues

     Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights acquired as part of the acquisition of enCommerce has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues increased from $787,000 for the three months ended September 30, 2000 to $1.2 million for the three months ended September 30, 2001, representing 2% and 4% of total revenues for the respective periods. Cost of license revenues increased from $2.7 million for the nine months ended September 30, 2000 to $3.4 million for the nine months ended September 30, 2001, representing 3% and 4% of total revenues for the respective periods. The increase in cost of license revenues in absolute dollars and as a percentage of total revenues was primarily a result of higher royalty fees paid to third-party software vendors, as we have incorporated a higher level of third-party software in our products sold in the first nine months of 2001 despite lower license revenue levels, compared to the same period of 2000. Also, we incurred additional royalty fees in conjunction with the shipment of upgrades for our new version release of Entrust/Authority
6.0. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

     Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues decreased from $10.0 million for the three months ended September 30, 2000 to $9.7 million for the three months ended September 30, 2001, representing 24% and 35% of total revenues for the respective periods. Cost of services and maintenance revenues increased from $20.6 million for the nine months ended September 30, 2000 to $34.4 million for the nine months ended September 30, 2001, representing 21% and 38% of total revenues for the respective periods. The increase in absolute dollars during the nine months ended September 30, 2001 reflected the increased costs incurred during the first three quarters of 2001, which are associated with the increased levels of services and maintenance revenues experienced in this period and the increased costs associated with the CygnaCom and enCommerce resources. The costs of services and maintenance revenues for the three months ended September 30, 2001, compared to the same period in 2000, has remained fairly consistent. The increase in the cost of services and maintenance revenues as a percentage of total revenues in the three and nine months ended September 30, 2001 reflected the rapid growth of services and maintenance revenues in comparison to license revenues, and reflected the significant shift in the mix of revenues from license to services and maintenance revenues in the first nine months of 2001 compared to the first nine months of 2000. As the services and maintenance revenues represented the larger proportion of total revenues and grew faster than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues, because significant investment was necessary in order to prepare for current and future growth in this business. Also, we made significant investments in additional customer support personnel to support the growing base of customers with previously installed products.


     Services and maintenance gross profit as a percentage of services and maintenance revenues was 40% and 38% for the three months ended September 30, 2000 and 2001, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 42% and 37% for the nine months ended September 30, 2000 and 2001, respectively. This decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three and nine months ended September 30, 2001, compared to the same periods in 2000, reflected the investment we made in the professional services team through the acquisition of CygnaCom late in the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represented a slight shift in the mix of components within services revenues toward the lower-margin professional services revenues. Also, the decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues reflected the investment made in additional customer support personnel since the first half of 2000, and the continued development and rollout of our new services offerings, especially prior to our restructuring.



OPERATING EXPENSES

Sales and Marketing

                                                             (Unaudited)              (Unaudited)
                                                             Three Months             Nine Months
                                                         -------------------      --------------------
                                                         Ended September 30,       Ended September 30,
                                                         -------------------      --------------------
                                                           2000        2001         2000         2001
                                                         -------     -------      -------      -------
                                                                        (in thousands)
Per statement of operations...................           $21,337     $13,971      $49,099      $78,770
Less: Special non-recurring charges included..               ---         ---          ---       15,915
                                                         -------     -------      -------      -------
Pro forma.....................................           $21,337     $13,971      $49,099      $62,855
                                                         =======     =======      =======      =======
Percentage of total revenues..................                51%         50%          49%          70%
                                                         =======     =======      =======      =======

     Sales and marketing expenses decreased from $21.3 million for the three months ended September 30, 2000 to $14.0 million for the comparable period in 2001, and increased from $49.1 million for the nine months ended September 30, 2000 to $62.9 million, on a pro forma basis, for the comparable period in 2001. Sales and marketing expenses represented 51% and 49% of total revenues for the three and nine months ended September 30, 2000, compared to 50% and 70%, on a pro forma basis, for the same periods in 2001. The decrease in absolute dollars for the three months ended September 30, 2001 compared to the same period in the previous year was due mainly to the cost reduction strategies implemented through our restructuring program which took effect in June 2001. The increase in absolute dollars in the first nine months of 2001 was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally during the first half 2001. In addition, until the implementation of our restructuring plan, in June 2001, we continued to make significant investments in marketing to support the launch of new products, services and marketing programs. We had continued our strategy of investing in (a) hiring and training the members of our direct sales organization in anticipation of future market growth, and (b) marketing efforts in support of new product launches. Further, failure of these investments, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations. The sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2001, compared to the same period in 2000, has remained fairly consistent. However, the increase in sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was mainly due to the combination of lower than expected license revenues in the first half of 2001, and sales and marketing expenses that were largely fixed prior to the beginning of each of the first two quarters of 2001 based on expected license revenues for those periods. The increase in sales and marketing expenses as a percentage of total revenues in the first nine months of 2001 also reflected the increased expenses related to the impact of the enCommerce sales and marketing organization. We will continue to focus on improving the productivity of our sales and marketing organizations, in light of the current economic conditions.


Research and Development

                                                             (Unaudited)                 (Unaudited)
                                                             Three Months                Nine Months
                                                          -------------------        -------------------
                                                          Ended September 30,        Ended September 30,
                                                          -------------------        -------------------
                                                           2000         2001           2000        2001
                                                          ------       ------        -------     -------
                                                                          (in thousands)
Per statement of operations...................            $8,454       $6,527        $19,272     $24,359
Less: Special non-recurring charges included..               ---          ---            ---         ---
                                                          ------       ------        -------     -------
Pro forma.....................................            $8,454       $6,527        $19,272     $24,359
                                                          ======       ======        =======     =======
Percentage of total revenues..................                20%          23%            19%         27%
                                                          ======       ======        =======     =======


     Research and development expenses decreased from $8.5 million for the three months ended September 30, 2000 to $6.5 million for the comparable period in 2001, and increased from $19.3 million for the nine months ended September 30, 2000 to $24.4 million for the comparable period in 2001. Research and development expenses represented 20% and 19% of total revenues for the three and nine months ended September 30, 2000, compared to 23% and 27% for the comparable periods in 2001. The decrease in absolute dollars for the three months ended September 30, 2001 compared to the same period in the previous year was due mainly to the cost reduction strategies implemented through our restructuring program which took effect in June 2001. The increase in research and development expenses in absolute dollars in the first nine months of 2001 reflected higher expenses related to increased staffing of software developers during the first half of 2001. We had hired these employees primarily in connection with the continuing expansion, enhancement and globalization of our product offerings, our commitment to quality assurance and testing, and the addition of development employees in connection with the acquisition of enCommerce. Research and development expenses as a percentage of total revenues increased for the three and nine months ended September 30, 2001, compared to the same periods in the previous year, due primarily to the lower than expected license revenues in the first half of 2001, as these costs were largely fixed prior to the start of the first two quarters of 2001, and due to the acquisition of enCommerce and the corresponding addition of the getAccess(TM) development team. The cost reduction impact of our restructuring on research and development expenses did not come into effect until June 2001. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, we expect research and development to increase in absolute dollars in the future as additional experienced security experts and software engineers are required.


General and Administrative

                                                   (Unaudited)             (Unaudited)
                                                   Three Months            Nine Months
                                                -------------------    -------------------
                                                Ended September 30,    Ended September 30,
                                                -------------------    -------------------
                                                             (in thousands)
                                                 2000         2001      2000         2001
                                                ------       ------    ------      -------

Per statement of operations...................  $3,745       $3,313    $8,659      $17,363
Less: Special non-recurring charges included..     ---          ---       ---        5,596
                                                ------       ------    ------      -------
Pro forma.....................................  $3,745       $3,313    $8,659      $11,767
                                                ======       ======    ======      =======
Percentage of total revenues..................       9%          12%        9%          13%
                                                ======       ======    ======      =======


     General and administrative expenses decreased from $3.7 million for the three months ended September 30, 2000 to $3.3 million for the comparable period in 2001, and increased from $8.7 million for the nine months ended September 30, 2000 to $11.8 million, on a pro forma basis, for the comparable period in 2001. General and administrative expenses represented 9% of total revenues for each of the three and nine months ended September 30, 2000, compared to 12% and 13%, on a pro forma basis, for the comparable periods in 2001. The decrease in absolute dollars for the three months ended September 30, 2001 compared to the same period in the previous year was due mainly to the cost reduction strategies implemented through our restructuring program which took effect in June 2001. The increase in general and administrative expenses in absolute dollars in the first nine months of 2001, and as a percentage of total revenues for the third quarter of 2001, reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our changing business, including investor relations programs, improved management information systems and the increased utilization of outside professional service firms. In addition, the increase in general and administrative expenses compared to the first nine months of 2000 was partly due to expenses we incurred in connection with the resignation of a senior executive. General and administrative expenses as a percentage of total revenues increased for the nine months ended September 30, 2001, compared to the same period in the previous year, due primarily to the lower than expected license revenues in the first half of 2001, as these costs were largely fixed prior to the start of each quarter. The cost reduction impact of our restructuring on general and administrative expenses did not come into effect until June 2001. We continue to look for ways to gain additional efficiencies in our administrative processes.


Acquired In-process Research and Development and Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles

     On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of

$16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary of Entrust, Inc. In connection with this acquisition, we recorded goodwill of $16.6 million and goodwill amortization of $1.4 million was expensed in each of the three-month periods ended September 30, 2000 and 2001, with total amortization of $3.2 million and $4.2 million expensed in the nine months ended September 30, 2000 and 2001, respectively.

     On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California that provides software and services for managing global e-business relationships at business-to-business and business-to-consumer portals. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in June 2000. Amortization of purchased product rights of $1.4 million and $284,000 were expensed in the three months ended September 30, 2000 and 2001, respectively, while $1.4 million and $3.0 million were expensed in the nine months ended September 30, 2000 and 2001, respectively. Amortization of goodwill and other purchased intangibles of $27.5 million and $2.2 million were expensed in the three months ended September 30, 2000 and 2001, respectively, while $27.5 million and $55.8 million were expensed in the nine months ended September 30, 2000 and 2001, respectively.
Amortization expense has decreased for the three and nine months ended September 30, 2001 due to the impairment of goodwill, purchased product rights and other purchased intangibles recorded in June 2001.

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

     As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recorded restructuring and special non-recurring charges of $433.6 million in the second fiscal quarter of 2001, as outlined below (in millions):

                                                                          Special              Total
                                                    Restructuring      Non-recurring          Special
                                                       Charges            Charges             Charges
                                                  -----------------  ------------------  ------------------
Workforce reduction and other personnel costs           $13.5              $  4.1             $ 17.6

Consolidation of excess facilities                       38.2                13.5               51.7

Discontinuance of non-core
     products and programs                               13.8                 6.4               20.2

Impairment of goodwill, purchase product rights
     and other purchased intangible assets                  -               327.0              327.0

Write-down of strategic long-term investments               -                 6.1                6.1

Bad debt write-offs and additional provisions
     to the allowance for doubtful accounts                 -                11.0               11.0
                                                -----------------------------------------------------------
Total                                                   $65.5              $368.1             $433.6
                                                ===========================================================

     The following paragraphs provide information relating to the restructuring programs that resulted in total special charges of $433.6 million, which was recorded in the second quarter of 2001.

Workforce reduction and other personnel costs

     The restructuring program resulted in the reduction of approximately 400 of our regular full-time employees, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs, and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net(TM) and Entrus@YourService(TM) and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter, and the workforce portion of the restructuring is expected to be completed in the fourth quarter of 2001. We recorded a workforce reduction charge of $13.5 million primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

     Also, other special non-recurring charges include employee relocation expenses, hiring fees and signing bonuses totaling $4.1 million, which is recorded primarily in general and administrative expenses.

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

Discontinuance of non-core products and programs

     In support of our restructuring objective to reduce costs and focus on core technologies, we discontinued several non-core products and programs. The discontinued products and programs, totaling $13.8 million, are primarily related to our services business initiatives and to certain desktop applications for which we have not achieved the growth and profitability targets in line with our core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed prior to the restructuring, but which are being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items is expected to be substantially incurred by the end of the first quarter of fiscal 2002.

     The discontinuance of products and programs, and expenses related to rebranding of our identity and our products, resulted in $6.4 million of special non-recurring charges, which is primarily recorded in sales and marketing expenses.

     The following table is a summary of the status of the accrued restructuring charges as at September 30, 2001 (in millions):

                                                                                     Accrued
                                                    Total                         Restructuring
                                                   Charges         Cash           Liabilities at
                                                   Accrued       Payments       September 30, 2001
                                                   -------       --------       ------------------
Workforce reduction and other personnel costs       $13.5          $ 8.8              $ 4.7

Consolidation of excess facilities                   38.2            1.6               36.6

Discontinuance of non-core
     products and programs                           13.8            1.7               12.1
                                                   -----------------------------------------------
Total                                               $65.5          $12.1              $53.4
                                                   ===============================================


     No adjustments to the accruals for restructuring charges were recorded in the three months ended September 30, 2001.


Impairment of goodwill, purchased product rights and other purchased intangible assets

     Due to the decline in our market capitalization, the decline in current overall business conditions within our target market segments and the restructuring program, we completed an assessment of the recoverability of goodwill on our balance sheet. This impairment analysis indicated that the carrying amount of the goodwill, purchase product rights and other purchased intangible assets of the enCommerce and r3 acquisitions will not be recovered through the estimated undiscounted future cash flows. We then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r3 acquisition. The result of this analysis is a charge of $327 million related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition account for $325.4 million of the impairment. This acquisition has failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the getAccess(TM) product that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment is the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

     Revenues from the enCommerce products and services are estimated to have contributed approximately 20-25% of total revenues, but are estimated to have generated losses since acquisition. The results of operations related to the r3 acquisition were not significant.

Write-down of strategic long-term investments

     We assess the recoverability of the carrying value of our strategic investments on a regular basis. Factors that we consider important that could trigger impairment include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, significant changes in the operating performance or business model, and changes in overall market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $6.1 million in the second quarter of 2001. We recorded an additional write-down of $1.7 million on certain strategic investments in the third quarter of 2001. We also recorded a gain on the disposition of a strategic long-term investment of $1.4 million in the three and nine months ended September 30, 2001.

Bad debt write-offs and additional provisions to the allowance for doubtful accounts

          Due to changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, we recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $11.0 million in the nine months ended September 30, 2001, which is recorded primarily in sales and marketing expenses. During the third quarter of 2001, the allowance for doubtful accounts increased by $1.4 million as a result of amounts being collected that had previously been written off, and as such, an additional bad debt expense was not required.

Interest Income

     Interest income decreased from $3.8 million and $9.4 million for the three and nine months ended September 30, 2000 to $1.5 million and $7.2 million for the comparable periods in 2001. Interest income represented 9% of total revenues for each of the three and nine months ended September 30, 2000, compared to 5% and 8% for the comparable periods in 2001. This decrease in investment income in the first nine months of 2001 reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets and strategic long-term investments. In addition, the decrease was due to the lower interest rates that have been available in 2001 compared to the previous year.


Provision for Income Taxes

     We recorded an income tax provision of $303,000 and $1.0 million for the three and nine months ended September 30, 2001 compared with an income tax provision of $212,000 and $1.9 million for the same periods of 2000. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductible in-process research and development, write-down of strategic long-term investments, leaseholds and other long-lived assets, amortization and impairment of goodwill, purchased product rights, and other purchased intangible assets, as well as an adjustment of the valuation allowance, that results in the recognition of a portion of the tax benefits from the significant net operating loss and tax credit carry-forwards available.


LIQUIDITY AND CAPITAL RESOURCES

     We used cash of $49.6 million from operating activities during the nine months ended September 30, 2001. This cash outflow was primarily a result of a net loss before non-cash charges of $107.3 million, and a decrease in accounts payable and accrued liabilities of $10.9 million, partially offset by cash inflows resulting from a decrease in accounts receivable of $12.5 million and an increase in accrued restructuring charges of $53.4 million during the period. Our average days sales outstanding at September 30, 2001 was 72 days, which represented a decrease from the 85 days that we reported at June 30, 2001. The overall decrease in days sales outstanding from June 30, 2001 reflected an increase in the allowance for doubtful accounts, better collection cycles despite longer payment terms for international customers and a slight shift in revenue mix towards a higher percentage of license revenues, which generally do not remain in accounts receivable as long as professional services revenues, and improved linearity of revenue during the third quarter of 2001. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

     During the nine months ended September 30, 2001, we generated $70.9 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $82.7 million (net of $170.9 million of marketable investment purchases) and proceeds of $4.6 million from the disposition of a strategic long-term investment. This was partially offset by $13.3 million invested in property and equipment, $1.8 million invested in long-term investments and $1.3 million invested in other long-term assets. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our organization, largely costs related to the fit-up of our facility in Santa Clara, California and completion of the fit-up of our facility in Ottawa, Canada. The long-term investments funded were strategic in nature, represented investments in less than 10% of the capital stock of privately held electronic security and technology companies, and was accounted for on a cost basis, as well as the inclusion of long-term marketable investments. Equity investments such as these give us better access to various geographic and vertical markets, as well as access to emerging technologies and products. The investment in other long-term assets relates primarily to product localization work performed by third party contractors.

     Cash provided by financing activities for the nine months ended September 30, 2001 was $2.9 million, primarily from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

     As of September 30, 2001, our cash, cash equivalents and marketable investments in the amount of $169.6 million provided our principal sources of liquidity. We believe that cash flows from operations and existing cash and cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.



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



Estimating future revenues is difficult, and our failure to do so accurately may lead to a reduced market price for our stock and reduced profitability

     Estimating future revenues is difficult because we ship our products soon after an order is received and, as such, we do not have a significant backlog. Thus, quarterly license revenues depend heavily upon orders received and shipped within the same quarter. Moreover, we historically have recorded 50% to 80% of our total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. We expect that this concentration of revenues, which is attributable in part to the tendency of some customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue for the foreseeable future.

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

Our restructuring of operations may not achieve the results we intend and may harm our business

     In June 2001, we announced a restructuring of our business, which included a reduction in force and the closure of three international locations, as well as other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring announced in June did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a restructuring of our business.

Because of the lengthy and unpredictable sales cycle associated with our large software transactions, we may not succeed in closing transactions on a timely basis or at all, which would adversely affect our revenues and operating results

     Transactions for our solutions often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. Factors affecting the sales cycle include:

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


A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot keep or replace these customer relationships

     Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1998, our three largest customers accounted for 23% of revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. In 2000, our three largest customers accounted for 12% of revenues. Our three largest customers accounted for 22% of revenues for the nine months ended September 30, 2001. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.


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

     Nortel Networks Corporation, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 23.1% of our outstanding voting stock as of November 9, 2001, and one of our eight directors is a representative of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership and board representation may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

     Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that
are designed to preserve principal, maintain liquidity and maximize return.   We
actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at September 30, 2001, the majority of our marketable investments had maturities
of less than six months from that date.   As a result, we believe that our
exposure to market risk related to interest rates is minimal.

     The following table presents the cash, cash equivalents and marketable investments that we held at September 30, 2001, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                                                                               MATURITY
                                                                                            (in thousands)
                                                                                                                      (greater than)
                                                                      Within 3 Months     3-6 Months     6-12 Months    12 Months
                                                                      ---------------     ----------     -----------    ---------
Investments classified as cash and cash equivalents...........             $36,674          $    --       $    --        $    --
Investments classified as marketable investments..............              38,781           25,755        43,900          9,840
                                                                           -------          -------       -------        -------
  Total amortized cost........................................             $75,455          $25,755       $43,900        $ 9,840
                                                                           =======          =======       =======        =======
Fair value....................................................             $75,977          $25,887       $43,733        $ 9,789
                                                                           =======          =======       =======        =======

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


Risk Associated with Equity Investments

     We hold short-term equity securities of a publicly traded company. It is possible that the market value of these securities could decline significantly in the near future. For example, due to recent stock market volatility, we recorded cumulative unrealized and realized losses of $1.9 million in this investment based on its market value at September 30, 2001. In connection with this investment, we have engaged in a hedging transaction that provides us with the right to receive an amount equal to the difference between the price we paid for these securities and the aggregate of the fair market values on the dates that the securities are made available for sale on the public market. We recorded an unrealized gain of $1.9 million as of September 30, 2001 as a result of this hedging transaction. However, this hedging activity may not sufficiently cover the value of this investment.

     In addition, we have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded losses of $7.8 million from impairments in connection with these investments.



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

     We moved to dismiss the consolidated complaint. On July 31, 2001, the Court granted our motion to dismiss. The Court granted plaintiffs 30 days leave to file an amended complaint. On August 30, 2001, plaintiffs filed an amended complaint. On September 21, 2001, we moved to dismiss the amended complaint.
The Court has not yet ruled on our motion to dismiss.   There has been no
discovery to date, and no trial date has been established.

     We believe this class action is without merit and intend to deny all material allegations and to defend ourselves vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on our future financial condition or results of operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

     The exhibits listed on the Index to Exhibits immediately preceding such exhibits are filed as part of this report.

Reports on Form 8-K:

     On July 3, 2001, the Company filed a Current Report on From 8-K, dated July 2, 2001, to report under Item 5 (Other Events) that the Company publicly disseminated two press releases announcing that the Company had been awarded a US$17.6 million (C$27 million) contract by BCE Nexxia to provide software and services as part of the Government of Canada's "Secure Channel" project.

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

Dated: November 14, 2001

                                        /s/ David L. Thompson
                                        -----------------------
                                           David L. Thompson
                                      Chief Financial Officer and
                                   Senior Vice President of Finance
                              (Principal Financial and Accounting Officer)

                                 ENTRUST, INC.
                               INDEX TO EXHIBITS


Exhibit No.                        Description
----------                         -----------

   10.1              Amendment to Separation Agreement and
                     Release, dated August 22, 2001, between
                     Entrust, Inc. and John A. Ryan.