Form 10-K
period 2001-12-31
ENTRUST INC
filed 2002-03-27
CIK 1031283

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

   [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                       COMMISSION FILE NUMBER 000-24733

                               -----------------

                                 ENTRUST, INC.
            (Exact name of registrant as specified in its charter)

                      MARYLAND                 62-1670648
                   (State or other            (IRS employer
                    jurisdiction of        identification no.)
                  incorporation or
                     organization)

                          ONE HANOVER PARK, SUITE 800
                             16633 DALLAS PARKWAY
                               ADDISON, TX 75001
              (Address of principal executive offices & zip code)
      Registrant's telephone number, including area code: (972) 713-5800

    Securities registered pursuant to Section 12(b)
     the Act:                                      None
    Securities registered pursuant to Section 12(g)
     the Act:                                      Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on March 18, 2002, as reported on the Nasdaq National Market, was approximately $262,000,000 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

   The number of shares outstanding of the registrant's common stock as of March 18, 2002 was 64,904,084.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement to be delivered in connection with the Annual Meeting of Stockholders to be held May 3, 2002 are incorporated by reference into Part III of this Form 10-K.

                                 ENTRUST, INC.

                               TABLE OF CONTENTS

PART I.
                                                                                       Page
                                                                                       ----
Item 1.     Business..................................................................   3
Item 2.     Properties................................................................  24
Item 3.     Legal Proceedings.........................................................  25
Item 4.     Submission of Matters to a Vote of Security Holders.......................  25
            Executive Officers and Directors of the Registrant........................  26

PART II.
                                                                                       Page
                                                                                       ----
Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters......  29
Item 6.     Selected Financial Data...................................................  30
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations.............................................................  31
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................  55
Item 8.     Financial Statements and Supplementary Data...............................  56
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................  56

PART III.
                                                                                       Page
                                                                                       ----
Item 10.    Directors and Executive Officers of the Registrant........................  57
Item 11.    Executive Compensation....................................................  57
Item 12.    Security Ownership of Certain Beneficial Owners and Management............  57
Item 13.    Certain Relationships and Related Transactions............................  57

PART IV.
                                                                                       Page
                                                                                       ----
Item 14.    Exhibits, Financial Statements and Reports on Form 8-K....................  58

SIGNATURES............................................................................  59

CONSOLIDATED FINANCIAL STATEMENTS
                                                                                       Page
                                                                                       ----
Independent Auditors' Report..........................................................  60
Consolidated Balance Sheets as of December 31, 2000 and 2001..........................  61
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and
  2001................................................................................  62
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1999, 2000 and 2001..............................................  63
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and
  2001................................................................................  64
Notes to Consolidated Financial Statements............................................  65

   This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including among other things, statements regarding Entrust's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to Entrust up to and including the date of this document, and Entrust expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Entrust's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations," "--Certain Factors That May Affect Our Business" and elsewhere in this report. Readers should also carefully review the risks outlined in other documents that Entrust files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Entrust files in 2002.

   Entrust, Entrust Logo (Elmer), Entrust-Ready, and getAccess are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. Entrust Authority, Entrust TruePass, Entrust GetAccess, Entrust Entelligence, Entrust Cygnacom, are trademarks or service marks of Entrust, In c. or a subsidiary of Entrust, Inc. in certain countries. All other trademarks and service marks used in this annual report are the property of their respective owners.

                                    PART I

ITEM 1.  BUSINESS

   Entrust, Inc. is a leading global provider of enhanced Internet security solutions and services that make it safer to do business and complete transactions over the wired and wireless Internet. Entrust has a broad set of products that provide identification, entitlements, verification, privacy and security management capabilities. Major government agencies, financial institutions and global 1000 enterprises in more than 40 countries use the privacy and security provided by Entrust's portfolio of award-winning security technologies.

   Entrust's market leadership and expertise in delivering enhanced Internet security solutions are demonstrated by the number of prestigious awards and rankings it received in 2001 from leading security publications and organizations:

  . For the third time in five years, Network Magazine named the Entrust Authority certification authority "Product of the Year" in the Authentication and Access Control category.

  . For the second year in a row, the Entrust GetAccess secure Web portal was presented with the OSA CrossRoads A-List award as the most comprehensive information security product for personalization and access management of global e-business portals.

  . The Entrust Authority certification authority was awarded Network Computing's "Well Connected" Award as the best public-key infrastructure
      (PKI).

  . The Entrust GetAccess secure Web portal was awarded the 2001 MIPS Technologies Best M-Commerce Implementation.

  . In an October 11, 2001 Gartner report on the global security software market, which includes the encryption, anti-virus solutions, intrusion detection and firewall sectors, Entrust was ranked as the largest provider of encryption technology--across all operating systems--in the United States and Canada, and No. 2 worldwide. In the area of public-key infrastructure, or PKI, a type of technology used for enhanced Internet security, Entrust ranked No. 1 worldwide.

  . In an October 2001 report, IDC ranked the Entrust GetAccess secure Web portal as No. 2 in Worldwide Web Single Sign-On Software revenue.

   Entrust has more than 1,500 customers, including NASA, over 25 United States Federal government agencies, Capital One Bank, Lloyds TSB, the U.S. Coast Guard, the Royal Mail, the U.S. Postal Service, the Royal Canadian Mounted Police and the Government of Canada and has provided security solutions to many enterprises in the key verticals of government, financial services and Global 1000 companies.

Industry Background

   In the 2001 Computer Security Institute and Federal Bureau of Investigation Computer Crime and Security Survey, 91 percent of respondents (primarily large corporations and government agencies) reported detecting security breaches in the previous 12 months. Carnegie Mellon noted that there were 52,658 security incident reports in 2001, a 142% increase over the 21,756 reported in 2000.

   The tragic events of September 11, 2001, have changed the way the world views security. The threat of cyber-terrorism has found its way onto world agendas, and cyber-criminals are becoming ever more sophisticated. Hackers are potentially capable of penetrating firewalls or launching swift, devastating attacks against communication systems, financial institutions and power grids. The public and private sectors frequently experience the consequences of inadequate Internet security. In today's world, "basic" Internet security - pin and password identification over Secure Sockets Layer, or SSL, which protects information from Web browser to Web server - is not sufficient to protect high-value and high-sensitivity information. Enhanced Internet security is now a critical requirement if businesses are to protect brand equity, and businesses and governments are to protect trust and financial assets, and Entrust believes end-to-end enhanced Internet security is the next critical phase in the Internet's evolution.

   Governments and businesses have become increasingly dependent on the Internet as a foundation for communication, collaboration and commerce. Enhanced Internet security is fundamental to preventing and countering threats of cyber-terrorism, and business and government leaders are making implementation of such cyber-defenses a top priority. By delivering enhanced Internet security solutions built on identification, entitlements, verification, privacy and security management capabilities, Entrust can help customers in key market sectors, including government, financial services and global 1000 enterprises, conduct high-value, highly sensitive transactions over the wired and wireless Internet.

   Entrust pioneered enhanced Internet security solutions based on PKI technology that makes it safer and more secure to do business over the Internet. Entrust is a leading innovator in the Internet security field. With over 90 patents and pending patent applications, Entrust is also an author, visionary and driver on more than 30 industry standards boards and forums. In addition, Entrust was the first security mover to recognize the value of combining authorization technology with PKI, creating the Entrust Secure Web Portal, and extending this value to XML, wireless devices and other innovations.

   Industry Issues

   "According to Gartner, by 2004, 80 percent of enterprises will be using the Internet as an integral part of their business processes. Half will experience a financially significant loss due to Internet-borne incidents by that time."
Source: June 2001 Press Release--In the report, Gartner also reported that businesses and governments will spend at least ten times more on information security by 2011.

   The very openness and accessibility that have stimulated the adoption and growth of private networks, the Internet and the Web, also threaten the privacy of individuals, the confidentiality of business information and the integrity of transactions. Key concerns include risk of theft, alteration, interception and dissemination of confidential data, as well as fraud, loss of reputation and economic loss. Threats to information security arise from external sources such as competitors and computer hackers, as well as internal sources, such as curious or disgruntled employees and contractors. These risks, which can inhibit customer confidence in Internet-based services, are driving the demand for enhanced and comprehensive network and information-security solutions.

   Businesses and governments are expanding their online presence in order to reduce costs and increase customer loyalty and market share. Organizations are creating extranets for vendors, suppliers and preferred customers, setting up virtual private networks to tie offices together, and providing remote access to networks for employees and business partners. Sales, service and membership organizations are striving to increase customer loyalty by personalizing online service and improving customer-relationship management. These trends are driving the need for enhanced Internet security as worldwide levels of access and numbers of highly sensitive transactions proliferate. As businesses and governments move high-value transactions and sensitive, mission-critical data online, organizations will need to be able to identify with whom they are doing business. Being able to make such identifications with confidence will become crucial to the success of online applications.

   A new era of enhanced security is upon us. Governments and businesses are moving beyond a reliance on basic security for crucial infrastructure and transactions to deployment and management of enhanced Internet security tools that protect electronic information.

Enhanced Internet Security

   "The greatest security threat to businesses over the next twelve months will not be from viruses, outside hackers penetrating defenses, denial of service, or inside jobs. It will be the loss of trust and brand equity." Bob Lonadier, Hurwitz Group, April 2001.

   Confidence in the safety of electronic interactions can be increased significantly by security solutions that are built on the following foundations:

   Identification: Enhanced identification allows an individual to know with greater confidence with whom he or she is dealing in the electronic world.

   Entitlements: Enhanced entitlements enable an organization to grant customers, employees and business partners different levels of access to applications and data.

   Verification: Enhanced verification helps to provide an auditable record that helps in binding each party to a transaction and hence helps to reduce the opportunities for repudiation. Verification can take the form of digital signatures and digital receipts, both of which are recognized by legislation in the United States and many European countries.

   Privacy: Enhanced privacy entails maintaining data confidentiality throughout the life of a transaction or information exchange, whether it's in transit or storage, as well as maintaining strict policies governing an organization's use and disclosure of information.

   Security Management: Enhanced security management enables organizations to more effectively and efficiently manage identification, entitlements, verifications and privacy in ways that reduce the burden on end users and administrators.

   Scalable applications can be deployed quickly with a high degree of reliability and availability. Entrust solutions can protect transactions, applications, content and data - from the end user's browser all the way through to the Web server and in storage - without compromising performance.

Products, Solutions, Applications and Services

   IDC noted that PKI will become the standard way to perform authentication on the Internet, October 2001.

   Entrust has developed a portfolio of enhanced Internet security products, solutions, applications and services that provide identification, entitlements, verification, privacy and security management.

   Entrust products help to improve efficiency, while mitigating risk, enhancing customer confidence and helping to deliver electronic services to millions of people served by governments and businesses around the world.

   Entrust's enhanced Internet security solutions enable the integrity and confidentiality of documents, e-mail messages and business transactions. With Entrust solutions, these types of communication are kept more secure and private while traveling over public networks, and also while stored on personal computers, Web servers and back-end data application servers. Entrust solutions can authenticate users via passwords, tokens, biometric devices, smartcards and digital identities. They enable only individuals with authorized credentials to access information in protected documents, e-mails, Web pages and business applications, such as enterprise resource planning, or ERP, customer relationship management, or CRM, and supply chain management, or SCM. Entrust solutions can also permit business critical paper processes to be replicated electronically. Users can digitally sign documents and conduct business online, and get personalized access to information at a Web portal via wired and wireless devices.

   Use of Entrust solutions and services by organizations can help in protecting their brand, increase customer share, convert one-time users into repeat customers, and increase loyalty of customers, partners and suppliers by delivering personalized services based on individual preferences. Governments utilizing Entrust solutions and services can serve millions of citizens and businesses, and help to achieve greater efficiencies while implementing national programs by enabling easy access to private and personalized information and services.

   Products

   "By 2011 businesses and governments will be spending on average at least ten times more on information security." Source: Gartner "The Price of Information Security", June 2001.

   Entrust offers a broad portfolio of enhanced Internet security products that make it safer for governments, financial services companies and global 1000 enterprises to perform transactions over the Web.

   The Entrust Authority Product Portfolio

   The Entrust Authority product portfolio is the backbone of Entrust's enhanced Internet security offerings. It enables identification, entitlements, verification and privacy by providing security management to applications in a consistent, transparent and automated way. Combined with other Entrust and partner products, the Entrust Authority product portfolio provides a flexible and interoperable solution that can be used across multiple applications and various Internet security operations to provide the security required to move critical applications online, and the automated administration to do so.

   Entrust Authority Security Manager facilitates several functions, while remaining invisible to the end user, to help meet an organization's enhanced Internet security requirements, including:

  . enabling the use of digital signature, digital receipt, encryption and permissions-management services across a wide range of applications and solutions, allowing strong identification, privacy and verification;

  . protecting communications in a verifiable manner by securely storing the certification authority private key;

  . providing enhanced security management with the ability to issue identities for both users and devices;

  . publishing user certificate revocation lists and offering end-to-end digital ID management;

  . offering flexibility, interoperability and choice by accommodating users who log on from different workstations, or use various methods of identification, such as smartcards or biometric devices; and

  . providing a scalable solution that will accommodate an enterprise's needs as it grows.

   Entrust Authority toolkits provide customers and developers with the ability to apply best-in-class security to almost any business application. These toolkits provide a common set of services to permit developers to rapidly deploy applications for business problems without having to spend valuable development cycles developing these common services.

   The Entrust Authority toolkits use standards-based, application programming interfaces to make it possible to implement a single enhanced Internet security architecture across multiple applications and platforms. By minimizing the need for separate administration modules with every deployed application, these toolkits help to address administrative duplication and the overhead of deploying across multiple platforms.

   The Entrust GetAccess Product Portfolio

   The Entrust GetAccess product portfolio provides organizations with the security, flexibility and performance required to personalize a user's online experience. As a foundation of the Entrust Secure Web Portal solution, Entrust GetAccess software provides a critical aspect of online security. It makes it possible for an organization to more accurately identify the users it is doing business with through its Web portal and provide personalized access to information based on this user identity. Entrust GetAccess software allows multiple online applications to leverage a common infrastructure to manage identities and entitlements, enabling new applications to be deployed more securely and quickly. As security requirements for the portal change, the foundation established by Entrust GetAccess software can be built upon with solutions from the Entrust TruePass product portfolio to provide other enhanced security features such as privacy and verification. The key attributes of the Entrust GetAccess product are as follows:

   More efficient identification management

   Entrust GetAccess software provides a common infrastructure to administer user identification information for various Web resources. Aside from allowing an organization to perform functions more effectively, this solution can reduce the operational and security risks associated with updating multiple access control mechanisms to reflect change (i.e., employees changing jobs, partnerships dissolving, customers upgrading a service).

   Centralization of user entitlement functions

   By centralizing all user entitlement functions based on the user identity, role and the resource or application being accessed, Entrust GetAccess software makes it easier for users to navigate to pertinent, targeted information through a personalized menu.

   Performance without sacrificing security

   Unlike other vendors' products, Entrust GetAccess software does not cache user information on the Web server in order to improve performance. It has been regularly proven that Web servers are not safe places to keep sensitive information. Entrust GetAccess software continues to provide competitive performance while maintaining a higher level of security when compared to other vendor solutions by not caching user information on the Web server.

   Single sign-on across applications and Web servers

   Entrust GetAccess software provides single sign-on across applications and across domains allowing integration with an organization's Web partners and affiliates with a reduced amount of effort. This flexible integration is supported across both wired and wireless devices, including wireless access protocol, or WAP, personal digital assistants, or PDAs, and more.

   Proven large-scale deployments

   Scalable and easy to administer, Entrust GetAccess software can support millions of pages, dozens of applications, hundreds of Web servers, and millions of users. Services can be distributed across multiple servers to improve response times and provide continuous availability for customers around the globe. Entrust GetAccess software is deployed to over a million users at several client sites to power robust Web portals and used by hundreds more for their intranet and extranet applications.

   Seamless integration with Entrust TruePass Products

   Entrust GetAccess software works seamlessly with the award-winning Entrust TruePass product portfolio. This integration extends the capabilities of Entrust GetAccess software to enable digital IDs for enhanced identification and digital signatures for transaction verification.

   Entrust TruePass Product Portfolio

   The Entrust TruePass product portfolio gives organizations the peace of mind to migrate critical applications onto the Internet. It provides the security to move higher-value transactions and highly sensitive information online with greater confidence. Organizations can conduct valuable and sensitive online transactions more securely with customers, citizens, suppliers, partners and employees using Entrust TruePass software to provide strong identification, verification of transactions and end-to-end data privacy. The U.S. National Institute of Standards and Technology and Canada's Communications Security Establishment have awarded Entrust TruePass software the Federal Information Processing Standards 140-1 validation. Entrust TruePass software is the first and only Java application to gain this level of security validation from both agencies.

   Entrust TruePass software provides many key features and benefits including:

  . Verification of transactions: Digital signatures can provide a permanent audit trail or verifiable record of transactions.

  . Strong user identification: Organizations can identify users with more accuracy using digital IDs. Challenge and response questions on personal information and mobile phones can all be used to add additional layers of identification and authentication security.

  . Protection of privacy: Data travels encrypted from the Web browser beyond Web servers to a safe back-end location where it is decrypted only when needed by authorized users.

  . Easier to use and easier to roam: Privacy and security features are transparent to Web site visitors and, unlike other security solutions, a company's customers, suppliers and partners are able to access secured Web-based services from multiple computers, anywhere, without losing the ability to digitally sign transactions.

  . Easier to deploy: Software is not installed on users' desktops and all security features and upgrades are centrally managed at the Web site. Netscape and Microsoft browsers are supported on both the Microsoft(R) Windows(TM), Apple(R) Macintosh(TM) and Citrix operating systems, allowing organizations to reach a large audience. In addition, it is possible to use only those capabilities needed to meet current business requirements and add additional features as needs change and grow.

  . Seamless integration with Entrust GetAccess Products: Seamless integration with Entrust GetAccess software extends identification and entitlement capabilities to include certificate-based identification.

   Entrust Entelligence Product Portfolio

   The Entrust Entelligence product portfolio provides an end-to-end, integrated solution that adds enhanced security to existing internal applications, such as e-mail, file/folder encryption and Virtual Private Networks, or VPNs. By integrating seamlessly into the desktop, Entrust Entelligence delivers a single security layer that includes a wide range of enterprise enhanced Internet security capabilities, including identification, privacy, verification and security management. Entrust Entelligence software makes it possible to add security to communications and applications to allow critical business processes to be moved to the Internet with greater confidence. It can be combined with Entrust-Ready products from third-party vendors to provide enhanced security for multiple enterprise applications including Enterprise Resource Planning, document management and legacy applications.

   Entrust Entelligence products enable:

  . rapid communication by enabling enhanced identification, verification and privacy in e-mail communications;

  . increased security of sensitive and high-value information for files and folders;

  . the ability to conduct higher value and higher sensitivity transactions on the Intranet with greater confidence through secured Web communications;

  . more rapid and easier deployment through interoperability with multiple applications and devices, including tight integration and interoperability with Microsoft capabilities;

  .   simplicity and ease of use through single sign-on capabilities;

  . strong identification and verification in a transaction or communication through encryption and digital signature capabilities; and

  .   enhanced security management through Entrust Authority Security Manager.

   Solutions and Applications

   IDC estimates the market for authentication, authorization and administration solutions will grow to $9.4 billion by 2005, August 2001.

   Entrust's enhanced Internet security solutions can provide an integrated, open and scalable security framework that can help to address government and business security needs across multiple platforms and applications. Entrust's solutions, with such robust features as multi-application certificates support, are well suited for high-value e-business applications.

   Today, Entrust offers a broad portfolio of enhanced Internet security solutions for Enterprise Desktops, Secure Web Portals and Virtual Private Networks.

   Enterprise Desktop Solutions

   According to Federal Computer Week Online (July 20, 2001), hundreds of FBI laptop computers, including at least one containing classified information, have been stolen or lost. The U.S. Justice

Department also acknowledged on July 17, 2001, that hundreds of its laptop computers were lost, missing or stolen.

   Today, many enterprises communicate electronically through e-mail, and use intranet/extranet Web access to help streamline management of information and knowledge in an increasingly dispersed business world. Organizations are also automating business processes. Applications such as ERP, SCM, CRM, workflow and e-forms have been migrated online to improve productivity and reduce paper costs and overheads. However, most organizations use only basic security solutions, such as a single password, to secure these applications--a level of security that is inadequate for sensitive business requirements.

   Enterprise Desktop solutions deliver enhanced security to new and existing applications, helping an enterprise to protect itself, its employees, its partners and the information that passes within its virtual walls.

   Key business applications of Enterprise Desktop solutions include:

   E-mail: E-mail is fast and convenient, but is not without inherent risks. Additionally, e-mail does not offer the same assurances as conventional communications--such as handwritten signatures and delivery guarantees. Enterprise Desktop solutions:

  . turn popular e-mail software programs into more secure reliable communications vehicles;

  . deliver enhanced security that provides encryption and digital signature technology;

  . allow users to identify senders and receivers of e-mail communications with greater confidence; and

  .   verify message contents and keep them more private and confidential.

   File: Desktop computers and laptops are frequently used to write, negotiate, sell, plan and strategize about an organization's entire future. Without enhanced security, highly sensitive information can be accessed by unauthorized people. With the convenient portability of laptops this information can be easily stolen or lost.

   Enterprise Desktop's file encryption and digital signature technology turns hard-drives and networks into more secure-information storage mediums and allows:

  .   information to be stored in an encrypted fashion until it is needed;

  . documents to be encrypted so that only individuals with authorized credentials may view their contents;

  . documents to be digitally signed online, which is now recognized in legislation in many jurisdictions;

  . documents of a secure nature to be deleted so that all temporary copies will also be eliminated; and

  .   certain specified documents or folders to be automatically encrypted.

   Web: Many organizations are opting to implement intranets that offer employee self-access to information and resources. However, organizations must be certain that all information--especially classified or highly sensitive information--remains strictly confidential. The specialized encryption and digital signature technology of the Enterprise Web Desktop solution allows:

  .   authentication of individuals logging into Web applications;

  . information on a corporate intranet--and data that are transmitted through a Web service--to be kept private, even when the information is not in use;

  . entitlements to be used to dictate different levels of authorized access to different employees; and

  . verification of transactions made over the Web so that processes requiring signatures can be performed online.

   Business Process: To work efficiently, business-process applications must be protected to provide for security of the information. The Enterprise Business Process solution:

  . allows organizations to add security to many common strategic applications; and

  . integrates many third-party solutions using the Entrust Authority toolkits.

   Secure E-Forms: Government and enterprises at all levels are working to reduce paperwork and increase efficiency, and often law mandates these initiatives. For example, the Government Paperwork Elimination Act requires significant paperwork reduction by US federal agencies by 2003. Driving much of the paperwork of governments and enterprises is the use of paper-based forms to collect and process data. The cost of processing these forms manually is huge, from printing paper forms to keying completed forms into a database. Additionally, errors caused by incomplete or incorrect data and transcription mistakes can result in further incremental costs and frustrating delays.

   Collecting and processing this information electronically through secure e-forms can significantly reduce costs, which is why e-forms are being used at all levels of government and enterprises as a method of reducing paperwork, lowering costs and increasing efficiency. Elimination of dual data entry, rules to enforce accurate completion and reduced printing costs combine to make e-forms a viable, cost-effective solution to managing a wide variety of processes.

The Secure E-Forms solution:

  . moves paper-based processes to the Internet, increasing speed and cost effectiveness;

  .   offers a binding record with digital signatures including multiple levels;

  .   allows control of access to the content of the form; and

  . allows for easy integration with top e-forms providers like Adobe, Accelio and Shana.

   Secure Web Portal Solution

   Web-based corporate banking is emerging as an increasingly high-profile sector in financial services. Celent Communications predicts that by 2005, more than 40 percent of leading U.S. banks will offer Internet portals with single sign-on to their business customers, February 2001.

   To capitalize on the growing e-business market, organizations need a strategy that retains existing customers, builds new customer relationships and increases market share and revenue. Businesses want to present a single online face to their customers, but often end up operating separate Web sites, such as online banking and brokerage sites. This requires customers to remember and use multiple user names and passwords.

   By moving transactions and information sharing to a single online source, Web portals can increase customer convenience and potentially drive higher volumes of transactions. Web portals must be able to provide personalized and secured access to content, applications and data, as well as integrate the organization's online applications into a single access point.

   The Entrust Secure Web Portal solution delivers a broad set of capabilities that help to secure the content, applications and services an organization provides via its Web portal.

   To create a personalized online experience, an organization must identify the user with whom it is dealing, and understand and act according to that user's assigned role and authority. The Entrust Secure Web Portal solution automatically manages this information, allowing only authorized users access to the information to which they are entitled. These capabilities can also lead to strengthened online relationships making Web portals a strategic hub for online business processes. Integrating different applications into a portal requires different levels and methods of security. For applications that involve high financial values or sensitive information, creating a permanent and auditable record of the transaction is crucial, as is protecting the privacy of the data.

   Key business benefits of Entrust's Secure Web Portal solution include:

  .   a reduction in cost and speed of deployment of online applications;

  .   increased opportunities with new online applications;

  .   protection of information both in transit and storage;

  .   an ability to add security while maintaining performance; and

  .   an enhanced online experience for customers.

   VPN Solutions

   "IDC believes that no VPN should be deployed without using a PKI for key management." Source: IDC, December 2000.

   In today's global business environment, it is unusual for workers to be located in a single office. In addition, traditional enterprises of the past have been replaced by virtual enterprises in which mission-critical information is shared among employees, customers, partners and suppliers. All of these geographically dispersed knowledge workers need access to key assets, such as human resources, accounting, production and forecasting systems, as well as databases and shared workgroup documents.

   VPNs establish an encrypted tunnel through which users and devices can exchange information. This is a high-speed, cost-effective method for organizations to take advantage of the Internet and reduce communication costs. VPNs, however, are only as secure as the method used to identify the users or devices at each end of the communication. Out-of-the-box VPN products offer a user name/password combination or shared-secret method of authenticating the participants in a secure channel. This exposes organizations to unnecessary risk.

   Passwords and shared secrets are widely recognized as being insufficient to secure sensitive information for a variety of reasons, including:

  . passwords are stored on local and network devices, and are often easy to find;

  . the practice of using the same password/shared secret across multiple devices to simplify management increases the likelihood of compromise and the scope of risk;

  . many user name/password implementations send passwords over the Internet without encryption;

  .   hackers can easily masquerade as legitimate users from any location; and

  . password-hacking tools are readily available, making passwords easy to crack, but not as easy as post-it notes used to affix passwords to machines they are intended to protect.

   Entrust VPN solutions bring enhanced security to business communications and transactions conducted across a distributed organization of remote employees, as well as among partners, suppliers and customers. Incorporating the enhanced Internet security capabilities of two Entrust product portfolios, Entrust Entelligence and Entrust Authority, gives users confidence in the integrity and privacy of their e-business interactions.

   Entrust VPN solutions provide the following enhanced Internet security features:

  . Authentication to provide privacy of interactions and for authorized access to high-value applications and transactions.

  .   Encryption to protect the confidentiality of information.

  .   Remote User Support to allow secured access to network resources.

  .   Remote Office Support to allow secured, permanent network connectivity.

  . Digital Signature to indicate if tampering has occurred and to provide evidence to support the contention that a transaction is binding in the event of a dispute.

   Entrust VPN solutions create more secure ways to reach out to customers, partners and vendors. This enables stronger relationships and more effective business processes, providing an effective means of connecting remote employees, customers, partners and suppliers to internal networks.

   Services

   Certificate Services

   In an April, 2001 IDC report, large companies rated security and privacy as their two most important concerns, with 93 percent of CIOs rating security as very important and 82 percent rating privacy as very important.

   Entrust certificate services provide publicly rooted digital certificates for Web and WAP servers that enable a basic level of security on the Internet. As a basis for more comprehensive secured Web portal initiatives, these certificates provide information about the authenticity of Web sites and provide a basic level of security for online transactions.

   Entrust Certificates encompass three types of security services:

   Web-server certificates provide identification and enable SSL encryption between Web browsers and servers. Web Server Certificates from Entrust are unique in the market as they are enabled for automatic review of the Certificate Revocation List, or auto CRL, and thus can provide users with a higher level of confidence about the legitimacy of a website.

   WAP-server certificates provide Web site identification and enable wireless transport layer security, or WTLS, encryptors between mobile devices, micro-browsers and servers that support the WTLS protocol.

   Certificate administrator service reduces acquisition costs by enabling quantities of certificates to be pooled and expiration dates aligned as e-business programs expand across an organization and multiple, distributed SSL-enabled servers become a requirement.

   Services

   "Gartner forecasts that worldwide business-to-business (B2B) sales transactions through the Internet will rise from $920 billion in 2001 to $8.5 trillion in 2005." Source: Gartner "Security Concerns Bring Regulation to the Service Industry", November 2001.

   The Entrust Professional Services Team has demonstrated its experience by delivering innovative solutions. Many of the Internet security industry's most highly skilled and experienced engineers, cryptographers and cryptologists are on the Entrust team. These experts have helped the world's governments and leading companies address complex security issues. In the process, they have established an outstanding reputation for helping clients convert demanding challenges into exciting opportunities.

   Entrust's services include:

   Entrust Managed Security Services

   As part of its long-term commitment to provide customers with choice and flexibility at every stage of deployment, Entrust has established relationships with expert managed-service providers, including PwC beTRUSTed and EDS. Managed security services offer a high level of security for e-commerce and information transfer within a networked environment combining Entrust's expertise in enhanced Internet security with consulting and integration from some of the world's largest professional services organizations.

   Internet Security Consulting Services

   Entrust Internet security consulting services empower customers with knowledge by identifying Internet security business drivers related to organizations' needs, requirements and priorities. This knowledge is used to prepare security-requirement analyses and security-policy documents, develop business cases and help speed time-to-market.

   Deployment Services

   Entrust deployment services provide planning and implementation expertise to assist in the installation and deployment of Entrust enhanced Internet security solutions. For organizations seeking a proven solution aligned with business objectives, Entrust deployment services provide end-to-end project management and execution.

   Systems Integration Services

   To maximize the impact of an Entrust enhanced Internet security solution, customers can leverage the expertise of Entrust's systems integration team. Common areas of integration include customization of user registration and identification systems, incorporation of entitlements with third-party and legacy applications, improvement of existing legacy and third-party application security, and provision of enhanced user and security management.

   With a broad range of expertise and proven experience on multiple platforms, applications and environments, the Entrust system integration team delivers tangible solutions to integrating and customizing challenges. The team also provides for clear alignment with business requirements while driving project success.

   Training

   More than 2,800 people completed Entrust training in 2001. Based on Entrust's products and solutions, the courses and certifications provide Internet security knowledge and training in deploying, operating, administering, extending, customizing and supporting Entrust Internet Security Solutions.

   As enhanced Internet security enables the Internet evolution, companies are looking for a way to validate the knowledge and skills of their security operations staff. Accordingly, Entrust introduced the Entrust-Certified Registration Authority (RA) Specialist designation. The designation helps provide individuals with the training and skills to manage the day-to-day operations of an Entrust PKI. Because of the sensitive nature of Internet security-related services, Entrust-Certified RA Specialists are not only tested on their ability to administer a PKI, but also on their ability to understand the implications associated with their actions.

   Entrust also introduced the Certified Consultant designation. An Entrust-Certified Consultant is taught the training and skills to recommend appropriate Entrust Internet security solutions to satisfy customer needs. In addition, it is intended that an Entrust-Certified Consultant should be able to participate in the creation, maintenance and interpretation of security policies and procedures, and play a primary role in the deployment of large-scale Internet security projects.

   An Entrust-Certified Consultant is taught about deployment issues as well as the purpose and structure of Certificate Policies, Certification Practice Statements, PKI Disclosure Statements, and security project deliverables. Prior to pursuing the Entrust-Certified Consultant designation, individuals must have knowledge and practical experience in the field of project management, as well as a solid understanding of general network security issues.

   Entrust Cygnacom

   Entrust CygnaCom is a wholly owned subsidiary of Entrust and has been providing professional computer security services and cryptographic solutions to governments and businesses since 1994. With a staff of highly qualified engineers, Entrust CygnaCom offers clients a broad package of customized solutions to support information security strategy and securing of transactions. Entrust CygnaCom has performed professional services for a wide range of clients, including the U.S. government and various enterprises in the healthcare and banking industries. Its McLean, Virginia location provides Entrust with a large professional services organization to meet the growing needs of the U.S. federal government. Entrust Cygnacom's facilities were among the first to be accredited by the U.S. Department of Commerce, the National Institute of Standards and Technology, and the National Voluntary Laboratory Accreditation Program for information technology security testing against the federal cryptographic criteria (Common Criteria (ISO/IEC 15408)).

Strategy

   Last year was a rebuilding year for Entrust. Major restructuring in the second quarter included realignment of core products, regions and vertical markets. This strategy centralized resources around government, financial services and global 1000 verticals in 20 key countries. Entrust also refocused its primary efforts towards the provision of software solutions, opting to provide products on an outsourced services basis through key third-party providers that specialized in this area.

   Entrust's priority in 2002 is a return to profitability. To help achieve this goal, Entrust plans to drive revenue growth, optimize company structure, maintain control of expenses and cash, and remain focused on customers and potential customers. Key initiatives continue to be:

  . Keen geographic focus--Focusing on 20 countries and leveraging partners in non-core geographies;

  . Focus on early adopter Vertical Markets--Providing solutions and sales and marketing programs targeted at the government, financial services and global 1000 enterprises;

  . Strong go-to-market partners--Developing strategic relationships with key channels to market such as system integrators and system consultants, global and regional distributors and original equipment manufacturer, or OEM, opportunities with other technology manufacturers;

  . Increased use of marketing programs--Raising the awareness of Entrust and the need for enhanced Internet security capabilities; and

  . New and innovative solutions--Continuing to build on Entrust's leadership position in providing enhanced Internet security products and solutions.

   Geographic Focus

   Entrust is focused on selling its solutions in North America, Europe and Japan. These core geographies have demonstrated the most potential for early adoption of Entrust solutions.

   Entrust supplements other non-core geographies through strategic partner relationships, which increase the leverage of its direct sales channel in the core regions.

   In North America, Entrust is focused on a return to revenue growth in its software business after a year that was severely impacted by the downturn in the United States economy. The sales force is well positioned for success with the addition of new leadership, ongoing training programs, an increase in integrated marketing programs and the launch of Entrust Secure Web Portal Solution.

   Europe is a domain Entrust will continue to prioritize. The region provided strong growth in the third and fourth quarters of 2001, with customer wins and extensions in the government, financial and wireless markets. Entrust believes this growth will continue in 2002, with increased momentum from governments and enterprises as they add enhanced Internet security to existing network infrastructures.

   Vertical Markets

   Entrust plans to continue to sharpen its approach to key vertical markets, such as government, financial services and global 1000 enterprises. Entrust plans to remain focused on its core business and on continued work with third-party providers to add security to the networks of governments and enterprises around the globe.

   A crucial early focus for Entrust in 2002 will be the financial services vertical, where indications signal further opportunities for growth. One key market indicator is a 2001 report from Evans Data Corp. stating that database software developers in the banking and financial industries had reported more security breaches than developers in any other industry polled.

   Entrust plans to continue its focus on governments in 2002. A number of governments are moving quickly to adopt Entrust solutions for adding security to internal transactions as well as to government-to-business and government-to-constituent transactions as they move forward with their E-Government initiatives. According to a 2001 Accenture study, Entrust is well positioned in this market space with six of the top eight leading E-Government countries utilizing Entrust solutions for their enhanced Internet security needs.

   Go-to-Market Partners

   Entrust plans to continue to improve support to its strategic global resellers and regional resellers. Both strategic and regional channels performed well in the fourth quarter of 2001, and Entrust believes there is continued momentum in 2002. Entrust is committed to extending market reach through strategic alliances and resellers, and structuring these relationships so that they are optimally structured to deliver value to customers, shareholders and employees.

   Key to this strategy will be to extend Entrust leadership and market coverage through strong relationships with systems integrators, systems consultants and security services providers. In today's market, there is a significant and growing need for enhanced security to enable identification, entitlements, privacy, verification and security management for customer transactions and communications.

   While security technology markets grow, there will be an increasing demand and need for services to enable systems to operate effectively and seamlessly. Entrust is working with channels to bring Entrust solutions to a wider market. This approach gives the channel the opportunity to benefit from the growing enhanced security market, while providing customers with premier levels of service and assistance.

   Entrust channels have shown a desire to deliver enhanced Internet security practices, products, services and policies. Entrust also works with hardware and software OEMs to package its enhanced Internet security solutions.

   In December 2001, Entrust announced a strategic alliance with beTRUSTed, the e-security business of PricewaterhouseCoopers. The Entrust/beTRUSTed alliance is structured to expand the depth of services offered to both companies' clients worldwide. beTRUSTed offers a high level of security for e-commerce and information transfer within a networked environment, combining Entrust's PKI and certification-authority expertise with consulting and integration from PwC. The additional focus of the beTRUSTed sales force on reselling the Entrust enhanced Internet security portfolio expands Entrust's market reach by providing a secondary sales channel for Entrust products on a global scale.

   Marketing Programs

   Entrust plans to continue to launch marketing programs targeted at increasing the awareness of both its solution and its leadership position in providing enhanced Internet security capabilities. A key area of focus for the programs will be centered on generating sales opportunities in the key vertical markets of government, financial services and the global 1000 in the core geographies of North America, Europe and Asia Pacific.

   The November 2001 launch of the Entrust Secure Web Portal solution came as part of Entrust's commitment to deliver on its promise of enhanced Internet security through the integration of PKI and access management capabilities. The Entrust Secure Web Portal solution allows customers the flexibility to install only those pieces of the solution needed to meet current requirements; additional enhanced security features can be added easily as requirements change. Entrust believes it has a strategic advantage in providing this type of solution to the market. It plans to market the solution heavily to enterprises and governments as they move more business applications to the Web.

   Also in November, Entrust launched a government blueprint to help enable governments to conduct Internet-based E-Government and Homeland Security operations with significantly enhanced Internet security.

   These programs, along with marketing programs focused on the financial vertical and Web forms, are planned to be implemented during 2002 to help support the sales effort in Entrust's core geographies.

   New and innovative solutions

   Entrust is entering 2002 in a strong position. Entrust plans to continue to move aggressively to capitalize on its leadership position and advantage as a first mover by delivering a broad set of security capabilities and providing customers with enhanced Internet security to migrate high-value, high-sensitivity transactions to the Internet with greater confidence.

   In 2002, Entrust plans to launch more innovative, easily deployable enhanced Internet security solutions. This plan includes feature upgrades to the Entrust Authority product portfolio, added functionality and capabilities to the Entrust TruePass family, and continued integration and enhancements to the Entrust Secure Web Portal solution. Entrust also plans to further improve its desktop and e-mail enhanced security solutions.

   To encourage widespread adoption of its solutions, Entrust has enhanced the Entrust-Ready Program with a new Web-based, self-service, partner-driven model. The new program supports third-party software, hardware and directory vendors that want to achieve compatibility and interoperability between their commercially available products and the Entrust-enhanced Internet security portfolio. Program participants are licensed development tools to assist them in adding Entrust-enhanced security to their applications and testing tools and guidelines to check interoperability and compatibility to earn the Entrust-Ready designation. By adding enhanced security functionality to their software, hardware or directory products, and achieving the Entrust-Ready designation, third-party vendors can deliver a more robust product to the market. These products represent key business solutions that can operate with Entrust solutions. To date, more than 150 third-party applications have been granted Entrust-Ready status, including Chrysalis ITS, Oracle, Adobe, Cisco, Datakey and Sun.

Customers

   Entrust's customers are domestic and foreign government agencies and global 1000 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations. As of December 31, 2001, Entrust had licensed software to more than 1,500 customers in 40 countries. These customers in turn have used the software to deliver secured Internet services to millions of business and consumer end users.

   In 2001, Entrust received a $17.6 million contract--the largest in its history--from Bell Nexxia to deliver enhanced Internet security for the Government of Canada's Secure Channel project. Other major contracts were signed with:

  .   Vodafone to provide Secure e-Business Services to over 550,000 customers;

  . Lloyds TSB to offer its 750,000 business customers a convenient secured online banking experience using Entrust's enhanced Internet security and smartcards;

  . China Financial Certification Authority, which plans to use Entrust's enhanced Internet security to issue 100,000 digital ID's to meet online banking demand;

  . Blue Cross Blue Shield of Michigan, which implemented a customized privacy and security protection solution to support a broadened e-business strategy;

  . Sprint, which selected Entrust to enhance its online security offerings for enterprise customers. Through the contract, Entrust's enhanced Internet security solutions will be integrated into Sprint's e/Solutions Managed Virtual Private Networks (VPN) and Security Services portfolio;

  . Perot Systems Corporation to provide its employees with enhanced, secure, wireless access to the company's Internet and Web portal global corporate network;

  . KPN, which is deploying the Entrust GetAccess Web Portal Solution to provide enhanced Internet security for 400,000 business and residential customers; and

  . The Royal Canadian Mounted Police to provide enhanced authentication, verification and privacy for more than 75,000 police officers across Canada.

   The following is a representative list of customers that have each accounted for more than $200,000 in revenues:

Bank of Bermuda                         Ericsson                      Royal Mail
BCE Emergis                             Experian                      S.W.I.F.T.
BeTRUSTed (PricewaterhouseCoopers)      Government of Ontario         Schlumberger
Blue Cross Blue Shield of Michigan      Government of Canada          Sprint
Bureau of Census                        Lloyds TSB                    State of Illinois
Canadian Dept. of National Defense      MCI Worldcom                  Teledenmark
China Financial Certification Authority NASA                          Telenor
Citibank                                New York Life                 Telia
Columbia/HCA Healthcare Corporation     Nortel Networks               Thomson Consumer Electronics
Credit Suisse                           Perot Systems                 U.S. Coast Guard
CrestCo                                 Personal Path Systems         U.S. Department of Energy
Countrywide                             Pharmacia Upjohn              U.S. Patent and Trademark Office
EDS                                     Royal Canadian Mounted Police U.S. Postal Service
Egg

Research and Development

   Entrust's research and development efforts are focused on developing new products, core technologies and improvements to existing enhanced Internet security solutions, allowing it to maintain and extend its technology and product leadership position. Entrust spent $16.6 million, $27.6 million and $30.9 million on research and development in 1999, 2000 and 2001, respectively. As of December 31, 2001, Entrust had research and development facilities in Santa Clara, California and Ottawa, Canada and a staff of 213 employees.

   Entrust is committed to aggressive research and development to support market readiness and competitive advantage. Entrust's research and development staff has contributed to a number of standards in Internet and data security areas and is active in several prominent standards-setting bodies, including:

    .  the IETF (Internet Engineering Task Force);

    .  ANSI (American National Standards Institute);

    . OASIS (Organization for the Advancement of Structured Information Standards);

    .  the Internet PKIX (public-key infrastructure x.509) group; and

    .  the PKI Forum and ISO (the International Organization for
       Standardization).

   Entrust believes it is well placed to respond to changes in relevant industry standards, and continues to participate in the development of these standards as the requirements of businesses, governments and users become increasingly complex.

   Some of Entrust's current and planned product development efforts include continued development of its Entrust Entelligence, Entrust GetAccess, Entrust TruePass and Entrust Authority product portfolios. Entrust products serve emerging markets that are evolving rapidly and require continued product enhancement through the incorporation of additional features and the adoption of new standards. In addition, continued work on the performance, manageability and reliability of Entrust products is required to meet the demands of each customer operating environment. Entrust also continues to deliver new product capability within each of its product sets to take advantage of new market opportunities in the Internet security market.

Support

   Entrust continued to make significant investment in support services in 2001. Entrust believes that a high level of customer and technical support is crucial to its success and Entrust service and support program is a key component of its commitment to offer the industry's broadest set of enhanced Internet security services. Entrust's three-tiered, global support program gives customers the flexibility to choose between proven service and support levels that align with business needs. In addition, customers can leverage an extranet for online support, 24-hours-a-day, seven days a week.

   Support offerings include:

  . Software maintenance--including software upgrades and maintenance releases;

  . Support Extranet--24/7 online access to information including frequently asked questions, documentation, technical bulletins, newsletters, and service request submissions and updates; and

  . Quarterly service reviews--regular performance-to-objectives and satisfaction reviews.

Sales, Marketing and Business Development

   Entrust completed a major restructuring of its business in 2001, including an overhaul of how it sells and markets its solutions. Entrust offers its products, solutions and services through a multi-tiered approach, reflecting the characteristics and buying behavior of markets covered. As of December 31, 2001, Entrust had 202 employees in sales, marketing and business development.

   Sales

   Entrust plans to continue to focus marketing and sales efforts to take advantage of the need for enhanced Internet security within the government and financial services markets. Entrust plans to utilize a strategic combination of direct and indirect sales channels around the globe, believing that its direct sales force, working in conjunction with indirect channels offering complementary products and services, gives a competitive advantage in responding to customer needs as they evolve.

   Direct Sales

   Entrust has streamlined the way it delivers enhanced Internet security products, services and solutions by focusing direct-sales resources on the needs of customers in key vertical markets: government, financial services and global 1000 enterprises. Entrust's direct sales and service contacts with customers enable Entrust to respond rapidly to changing customer needs and enhanced product requirements. Entrust's direct sales force comprises 33 individuals in North America, 18 in Europe, Middle East and Africa and five on other continents.

   Indirect Sales

   To supplement its direct sales force, Entrust has an indirect sales team focused on developing alternative channels to market Entrust products, solutions, applications and services. Significant resources have been dedicated to enable system integrators, system consultants and strategic OEMs to expand Entrust's market coverage. New channels have been identified to sell Entrust's enhanced Internet security solutions and develop relationships to fulfill sales objectives. Indirect sales is a growing area and represents a significant opportunity to leverage other organizations' sales forces and customer bases.

   Indirect channels include:

  . Value-added resellers and original equipment manufacturers who focus on creating bundled solutions to permit customers to purchase total desktop applications incorporating Entrust solutions. These partners, including Compaq, EDS, Hewlett-Packard, Schlumberger and Siemens, sell their hardware and networking solutions with Entrust products included.

  . Distributors and agents who promote and sell Entrust solutions in defined geographic markets.

  . Consultant and systems integration partners who recommend and implement Entrust-Ready security solutions as part of their overall service offerings to customers. These partners include PricewaterhouseCoopers, Accenture, Ernst &Young, Unysis and KPMG.

  . Trusted Third Party and Applications Service Providers that set up and manage outsourced certification-authority services to provide certificate-based enhanced Internet security solutions to their customers. These partners include EDS and beTRUSTed.

   Marketing

   To support its sales force, Entrust has a marketing team whose goals are to create a consistent, focused communication strategy that increases awareness of Entrust-enhanced Internet security solutions and services, and leverages that awareness in the identification of new sales opportunities. The marketing team conducts programs that include advertising, direct mail, trade shows, seminars, Web marketing, public relations and ongoing customer communication.

   Entrust plans to continue to invest in targeted marketing programs to global government and financial verticals, and also appointed its first chief marketing officer, or CMO, in June 2001. The CMO's role is to strengthen Entrust's customer focus and relationship management programs by leveraging his customer-oriented vision and interactive marketing expertise.

   Business Development

   Identifying new markets and opportunities in advance of current competitive thinking has been a consistent theme at Entrust. The breadth of Entrust's enhanced Internet security products, solutions, applications and services, key relationships and number of customers are testimony to Entrust's success.

   To identify and develop strategic relationships with targeted industry providers more effectively, Entrust has a business development organization that pursues selected business development activities, including the administration and promotion of the Entrust-Ready Program. These activities permit Entrust to strengthen its relationships with existing strategic providers and identify and encourage new providers of software, network, computing and communications products to make their products interoperable with Entrust.

Competition

   As a result of the acknowledged strength of Entrust's enhanced Internet security solutions and ability to solve a variety of security challenges, Entrust currently competes, or may compete in the future, with several organizations, including:

  . Certification-authority service providers that are not using an Entrust infrastructure. These include VeriSign, Baltimore Technologies, RSA Security and any affiliates or partners these companies may engage to represent and/or resell their certificate-authority services.

  . Public-key infrastructure providers including RSA Security, Baltimore Technologies, VeriSign (outsourced model) and others.

  . Access management and authorization software vendors including IBM, Netegrity, Oblix and several recent entrants to this market such as RSA Security and others.

  . Large organizations that are developing complementary technology to existing products and services. These include organizations such as Computer Associates, IBM, Microsoft and Network Associates that offer authentication and/or authorization functionality as stand-alone or embedded functionality within their respective products or services.

   Entrust believes that the principal competitive factors affecting the market for Internet security solutions include an enhanced level of security and features such as ease of use, quality/reliability of security, scalability, customer service and support, and price. Although Entrust believes that its products compete favorably in respect to all these factors, there can be no assurance that Entrust can maintain its competitive position against current or potential competitors.

Regulatory Matters

   Entrust's products are subject to special export requirements administered by the governments of the United States, Canada and other countries. Entrust's products may also be subject to import restrictions and/or use restrictions imposed by some countries. Consequently, Entrust's ability to export its products to destinations outside the U.S. and Canada is subject to a variety of administrative requirements, government approvals or licensing requirements. Re-exports of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these regulations, depending on the country of destination, industry sector and/or end user, some of our products may not be sold to certain parties, and some products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada. There can be no assurance that Entrust will continue to be able to export its products to any destination outside the U.S. and Canada. Such restrictions could potentially have an adverse effect on Entrust's business, financial condition or results of operations.

   The U.S. encryption export regulations were significantly relaxed in 2000. On January 14, 2000, the U.S. Department of Commerce amended its export regulations to make it substantially easier to sell U.S. encryption products abroad. In general, the new rules eliminated constraints based on the strength of the encryption that may be exported after a one-time government review of the product, and greatly broaden the end users who may receive the products without a license. On October 19, 2000, the U.S. Department of Commerce further amended the encryption export regulations to, among other things, relax some of the reporting requirements and allow quicker export of new products to many countries.

   These changes allow Entrust's products that are under the export license authority of the U.S. to be more competitive with products of foreign producers. However, Entrust believes that some of its products are exempt from U.S. export authorization and they have been marketed accordingly. U.S. producers of products that compete with Entrust's non-U.S. products may be able to market more aggressively in foreign countries, offering stronger encryption and offering products to broader industry groups.

   In summary, the rules are as follows: U.S. products cannot be exported to certain prohibited persons and entities or to certain embargoed countries. No governmental review is required for some exports, such as products containing relatively weak encryption, products that are limited to financial applications, and exports for internal use by foreign subsidiaries of U.S. companies. For other encryption products, exports to non-governmental end-users are allowed after a one-time 30-day review. Exports to government and non-government end-users in 23 designated countries may proceed when the product is submitted for review, without waiting for the review to be completed. Exports to non-government end-users in other countries may proceed after the 30-day review. Export licenses are required only for government end-users in these other countries, unless the product is specifically designated as a "retail" encryption item. The Department of Commerce has confirmed that a number of Entrust's products are exportable to non-governmental end users worldwide without further review under the revised regulations, except to prohibited persons and entities and the embargoed countries. In addition, Entrust's products which have been approved by the Department of Commerce in the past may be exported to non-government end users without a new technical review unless exports were previously limited to subsidiaries of U.S. companies.

   Export licenses are still required for exports of non-retail encryption products to Internet and telecommunications service providers if the products are used to provide services specifically to a foreign government or provide non-subscriber-based bulk backbone encryption.

   Any mass-market encryption product previously authorized for export under License Exception "TSU" may be upgraded to 64-bit encryption without a new technical review.

   The U.S. government has imposed post-export semi-annual reporting requirements for most export products, but this should not affect Entrust's export sales. However, these reporting requirements create some administrative obligations.

   Entrust has 19 products that are classified under the Export Administration Regulation as 5D002 "retail" and nine that are 5D992 "no license required".

   Entrust believes, and has informed the U.S. Government, that certain of its products are exempt from U.S. encryption export restrictions under these criteria. However, Entrust has not obtained any formal U.S. Government ruling that any of its products produced and shipped from outside the U.S. may be exempt from U.S. encryption export controls, and there can be no assurance that the U.S. Government will refrain from asserting jurisdiction over one or more of Entrust's products. Such a decision by the U.S. Government to assert jurisdiction could result in penalties for past shipments and could restrict future sales of Entrust's products outside the U.S. and Canada, having a potentially significant adverse effect on Entrust's business, financial condition and results of operations.

Intellectual Property

   Entrust relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect the company's proprietary rights. Entrust and its subsidiaries owned 35 issued patents and had 60 pending patent applications as of February 28, 2002. Pursuant to patent cross license agreements, some of these patents are and will continue to be subject to certain license grants to others, including Nortel Networks and certain of its licensees. Entrust has copyright and trade secret rights for its products, consisting mainly of source code and products documentation. Entrust uses a combination of written licenses and shrink-wrap licenses for users of its products to protect certain of its copyrights and trade secrets.

Employees

   As of December 31, 2001, Entrust had 792 full-time employees, 464 of whom were employed by Entrust Technologies Limited, Entrust's Canadian subsidiary. Of Entrust's employees, 213 were involved in research and development, 202 in sales, marketing and business development, 260 in professional and customer support services, and 117 in administration. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

Corporate Information

   Stockholder Information
   Computershare Investor Services, LLC
   2 North LaSalle Street
   Chicago, IL 60602
   USA
   Phone: (312) 588-4993
   Fax: (312) 601-4350

   Legal Counsel
   Hale and Dorr LLP
   60 State Street
   Boston, MA 02109
   USA

   Independent Auditors
   Deloitte &Touche LLP
   2200 Ross Avenue, Suite 1600,
   Dallas, TX 75201
   USA

   For More Information
   Please contact Entrust, Inc.'s Investor Relations Department at:
   Phone: (972) 713-5858
   E-mail: investor@entrust.com

ITEM 2.  PROPERTIES

   Entrust's U.S. headquarters, including executive offices and administrative facilities, is located in Addison, Texas, where Entrust leases approximately 25,251 square feet of office space. Entrust also leases approximately 146,100 square feet of office space at its Canadian headquarters in Ottawa, Ontario, Canada. Entrust leases approximately 12,500 square feet of office space in Santa Clara, California, which houses primarily research and development, marketing and business development personnel. Entrust's Europe, Middle East and Africa (EMEA) region is headquartered out of Reading, England. Entrust also leases approximately 17,700 square feet of office space in McLean, Virginia where its sales and services businesses that focus on the United States Federal Government are based.

   Entrust has sales and services offices in the U.S. in Rosemount, Illinois; New York, New York; Lexington, Kentucky; Clayton, Missouri; Morristown, New Jersey; Pittsburgh, Pennsylvania; Cambridge, Massachusetts; Washington, D.C.; McLean, Virginia; and Cary, North Carolina. Offices in Canada are located in Toronto, Ontario; Montreal, Quebec; Edmonton, Alberta; Unionville, Ontario; Markham, Ontario; and Vancouver, British Columbia. Entrust also leases sales and service offices in Munich, Germany; Paris, France; and Milan, Italy.

ITEM 3.  LEGAL PROCEEDINGS

   On July 7, 2000, an action entitled Frankel v. Entrust Technologies, Inc., et al., No. 2-00-CV-119, was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. All of these actions have been consolidated. On January 22, 2001, a consolidated amended complaint was filed. The consolidated amended complaint purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired Entrust's Common stock during the period from October 19, 1999 through July 3, 2000. The complaint alleges that the defendants misrepresented and failed to disclose certain information about its business and prospects. The complaint asserts claims under the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought.

   Entrust moved to dismiss the consolidated complaint. On July 31, 2001, the Court granted the motion to dismiss. The Court granted plaintiffs 30 days leave to file an amended complaint. On August 30, 2001, plaintiffs filed an amended complaint. On September 21, 2001, Entrust moved to dismiss the amended complaint. The Court has not yet ruled on Entrust's motion to dismiss. There has been no discovery to date, and no trial date has been established.

   Entrust believes this class action is without merit and intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on Entrust's future financial condition or results of operations.

   Entrust is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not currently believe that the outcome of any of these legal matters will have a significant adverse effect on its consolidated results of operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2001.

              EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   Entrust's executive officers and directors and their respective ages and positions as of March 20, 2002, are as follows:

Name                    Age Position
----                    --- --------
F. William Conner...... 43  President, Chief Executive Officer and Chairman of the
                            Board
David L. Thompson...... 48  Senior Vice President and Chief Financial Officer
William G. McGee....... 38  Senior Vice President, New Product Portfolio
Edward J. Pillman...... 59  Senior Vice President, Global Portfolio and Services
General Wesley K. Clark 57  Director
Butler C. Derrick, Jr.. 65  Director
Jawaid Ekram........... 51  Director
Terrell B. Jones....... 52  Director
Michael P. Ressner..... 53  Director
Douglas Schloss........ 43  Director
Christopher M. Stone... 44  Director
Liener Temerlin........ 73  Director
J. Alberto Yepez....... 42  Director

   F. William Conner, age 43, has served as our President and Chief Executive Officer since April 2001 and as Chairman of the Board since January 2002. He has been on our board of directors since July 1997 and was Chairman of the Board from October 1998 to May 2000. From November 1999 to April 2001, Mr. Conner served as President, Enterprise Networks and eBusiness Solutions of Nortel Networks, a global Internet and communications company, where he led the turnaround of the Enterprise business while redefining and delivering ebusiness applications. From September 1998 to October 1999, he served as the first Chief Marketing Officer of Nortel Networks, leading the effort to reposition the company as a global leader in building the high-performance Internet. From 1992 to September 1998, Mr. Conner held a number of key executive leadership positions at Nortel Networks, including President of its first data business, Executive Vice President of Nortel Networks' Enterprise Networks Business and a variety of other key leadership positions in sales and marketing. Mr. Conner currently serves on the Board of Directors of Travelocity.com.

   David L. Thompson, age 48, has been our Senior Vice President since May 2001 and our Chief Financial Officer since October 1999. From February 2001 to April 2001, he also served as our interim Co-President and Co-Chief Executive Officer. He was our Executive Vice President, Finance and Administration from January 2001 to May 2001 and our Senior Vice President, Finance from October 1999 to January 2001. From September 1996 to September 1999, he served as Vice President of Finance of Nortel Networks' Enterprise Solutions global business, which comprises customer premise data and voice equipment research, manufacturing, sales and service. From January 1994 to August 1996, he served as Vice President of Finance of Nortel Networks World Trade, the marketing, sales and service organization for Nortel Networks' suite of products outside North America. From January 1992 to December 1994, he served as Vice President of Finance for Nortel Networks' Asia/Pacific business.

   William G. McGee, age 38, has served as our Senior Vice President, New Product Portfolio since November 2001, directing our Next Generation research and development. Mr. McGee was our Vice President, Engineering from October 1998 to November 2001, and our Director, Engineering from April 1996 to October 1998, responsible for managing our research and development in each of these capacities.

   Edward J. Pillman, age 59, has been our Senior Vice President, Global Portfolio and Services since July 2001. Prior to joining Entrust, he served as President of Nortel Networks' Enterprise Product Portfolio from September 1999 to May 2001, where he directed the growth and development of Nortel Networks' voice, data and e-business portfolios for the enterprise market. From June 1996 to September 1999, he was Vice President and General Manager of the Multimedia Enterprises Systems division of Nortel Networks, and from March 1989 to May 1996, he was Vice President and General Manager of the Meridian I Communication Systems division of Nortel Networks. From November 1983 to March 1989, he was Chief Information Officer of Nortel Networks. Prior to these assignments, Mr. Pillman held a variety of sales and executive positions at IBM Canada.

   General Wesley K. Clark, age 57, has served on our board of directors since January 2002. He has served as Managing Director, Merchant Banking of Stephens Group, Inc., a high technology venture capital firm, since March 2001. From
July 2000 to March 2001, General Clark was a consultant to Stephens Group, providing advice on investments. Prior to joining Stephens Group, he served as a consultant to Goldman, Sachs & Co., an investment bank, serving on the Shareholders Board of Messer-Griesheim, Co., Germany. From July 1997 to June 2000, he served as the Supreme Allied Commander, Europe and Commander in Chief of the United States European Command. From June 1996 to July 1997, General Clark was Commander in Chief of the United States Southern Command, Panama. General Clark currently serves on the Board of Directors of Acxiom Corp., a provider of customer data integration software and database management services.

   Butler C. Derrick, Jr., age 65, has served on our board of directors since May 1999. Since August 1998, Mr. Derrick has been a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

   Jawaid Ekram, age 51, has served on our board of directors since May 1999. Since October 2000, he has been Vice President of Operations, PlaceWare, Inc., a provider of Web conferencing services. From February 2000 to August 2000, Mr. Ekram served as Vice President of Systems Development for Broadband Office, an Internet start-up company. From December 1994 through January 2000, Mr. Ekram was a Senior Vice President of Visa International Incorporated, a credit card company, in various capacities and was responsible for International Network & Global Access Technology Services.

   Terrell B. Jones, age 52, has served on our board of directors since November 1998. He has served as President and Chief Executive Officer of Travelocity.com, a provider of online travel reservation capabilities, since it became a public company in March 2000. He previously served as President of its predecessor company, SABRE Interactive, and as Executive Vice President and Chief Information Officer of SABRE Holdings Corporation, an information technology company, since July 1996. He was President of SABRE Computer Services (a unit of SABRE Holdings) from 1993 to 1996.

   Michael P. Ressner, age 53, has served on our board of directors since May 1999. He has served as Vice President, Nortel Networks since January 2001. Prior to that time, Mr. Ressner served as Vice President of Finance of Nortel Networks Enterprise Solutions group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, Mr. Ressner held a number of senior finance management posts within various business units of Nortel Networks.

   Douglas Schloss, age 43, has served on our board of directors since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He has also served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

   Christopher M. Stone, age 44, has served on our board of directors since May 1999. He has been Vice Chairman, Office of the Chief Executive Officer, for Novell, Inc., a network software provider, since February 2002. From December 1999 to February 2002, Mr. Stone served as Chief Executive Officer of Tilion, Inc., a company founded by Mr. Stone which builds an XML-based platform for supply chain visibility. From 1989 to October 1999, he served as Senior Vice President, Strategy and Corporate Development for Novell. Prior to joining Novell in 1989, Mr. Stone founded Object Management Group, Inc., creator of the CORBA software standard, and served as its Chairman, President and Chief Executive Officer until 1997. Mr. Stone currently serves on the Boards of Directors of Radview Software and Courion Corporation.

   Liener Temerlin, age 73, has served on our board of directors since January 2002. Since October 2001, he has served as Chairman Emeritus of, and a consultant to, Temerlin McLain, an advertising agency and wholly owned subsidiary of the Interpublic Group, an international advertising, marketing and communications company. From May 1992 to October 2001, Mr. Temerlin was Chairman of the Board of Temerlin McLain.

   J. Alberto Yepez, age 42, has served on our board since June 2000 when we acquired enCommerce, Inc., a provider of management solutions for e-business portals, which Mr. Yepez co-founded in January 1995. Since June 2001, Mr. Yepez has served as a consultant at Strategic Matters, a sole proprietorship owned by Mr. Yepez that provides consulting services to high technology companies and venture capital firms on strategic matters, including investments. From February 2001 to April 2001, he served as our interim Co-President and Co-Chief Executive Officer, and from June 2000 to June 2001 as President, Entrust Ventures Group. Mr. Yepez served as President, Chief Executive Officer and Chairman of the Board of enCommerce from January 1995 to June 2000.

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

                                         High    Low
                                        ------- ------
                         2000
                         ----
                         First Quarter. $150.00 $44.25
                         Second Quarter   83.50  31.31
                         Third Quarter.   81.69  22.63
                         Fourth Quarter   33.44  10.13

                         2001
                         ----
                         First Quarter. $ 21.38 $ 7.06
                         Second Quarter    8.13   3.88
                         Third Quarter.    6.40   2.66
                         Fourth Quarter   11.04   2.55

   As of March 18, 2002, we had approximately 472 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

                                                                 Year Ended December 31,
                                                    ------------------------------------------------
                                                     1997      1998      1999      2000      2001
                                                    -------  --------  --------  --------  ---------
                                                          (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  License.......................................... $16,486  $ 36,773  $ 61,482  $ 93,112  $  48,027
  Services and maintenance.........................   8,520    12,215    23,732    55,265     69,938
                                                    -------  --------  --------  --------  ---------
    Total revenues.................................  25,006    48,988    85,214   148,377    117,965
                                                    -------  --------  --------  --------  ---------
Cost of revenues:
  License..........................................     502     1,985     2,286     4,418      4,515
  Services and maintenance.........................   4,414     7,546    13,016    32,418     43,640
                                                    -------  --------  --------  --------  ---------
    Total cost of revenues.........................   4,916     9,531    15,302    36,836     48,155
                                                    -------  --------  --------  --------  ---------
Gross profit.......................................  20,090    39,457    69,912   111,541     69,810
                                                    -------  --------  --------  --------  ---------
Operating expenses:
  Sales and marketing..............................  11,193    26,802    40,900    73,248     87,439
  Research and development.........................   5,692    12,840    16,605    27,625     30,892
  General and administrative.......................   3,695     5,046     7,752    12,083     20,509
  Acquired in-process research and development.....      --    20,208        --    29,614         --
  Amortization of purchased product rights.........      --        --        --     2,751      3,322
  Amortization of goodwill and other
   purchased intangibles...........................      --       356       712    59,952     62,142
  Impairment of goodwill, purchased product rights
   and other purchased intangibles.................      --        --        --        --    326,953
  Restructuring charges............................      --        --        --        --     65,511
  Write-down of leaseholds and other long-lived
   assets..........................................      --        --        --        --     13,519
                                                    -------  --------  --------  --------  ---------
    Total operating expenses.......................  20,580    65,252    65,969   205,273    610,287
                                                    -------  --------  --------  --------  ---------
Income (loss) from operations......................    (490)  (25,795)    3,943   (93,732)  (540,477)
                                                    -------  --------  --------  --------  ---------
Other income (expense):
  Interest income..................................     723     1,807     3,776    13,809      8,330
  Realized gain on investments.....................      --        --        --        --      1,103
  Write-down of long-term strategic investments....      --        --        --        --    (10,800)
                                                    -------  --------  --------  --------  ---------
    Total other income (expense)...................     723     1,807     3,776    13,809     (1,367)
                                                    -------  --------  --------  --------  ---------
Income (loss) before income taxes..................     233   (23,988)    7,719   (79,923)  (541,844)
(Provision) benefit for income taxes...............     281       160    (1,800)   (2,337)    (1,828)
                                                    -------  --------  --------  --------  ---------
Net income (loss).................................. $   514  $(23,828) $  5,919  $(82,260) $(543,672)
                                                    =======  ========  ========  ========  =========
Net income (loss) per basic share.................. $  0.02  $  (0.68) $   0.13  $  (1.44) $   (8.57)
Net income (loss) per diluted share................ $  0.01  $  (0.68) $   0.11  $  (1.44) $   (8.57)
Shares used in basic per share computation.........  30,700    35,255    43,847    57,003     63,411
Shares used in diluted per share computation.......  41,743    35,255    54,803    57,003     63,411

                                                                      December 31,
                                                    ------------------------------------------------
                                                     1997      1998      1999      2000      2001
                                                    -------  --------  --------  --------  ---------
                                                                     (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
 marketable investments............................ $12,638  $ 81,067  $ 89,271  $227,687  $ 153,555
Working capital....................................  13,707    77,438    87,918   224,026     89,012
Long-term marketable investments...................      --        --     2,405        60      9,038
Total assets.......................................  24,757   107,829   130,520   734,106    229,438
Shareholders' equity...............................  14,662    87,059   103,155   674,064    135,845

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

Background

   We are a leading global provider of Internet security solutions and services that make it safe to do business, communicate and complete transactions over the Internet. We have a broad set of identification, entitlements, verification, privacy and security management capabilities. Major corporations, service providers, financial institutions and government agencies in more than 40 countries rely on the privacy, security and trust provided through our portfolio of award-winning technologies.

   We were incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Corporation and its subsidiary Nortel Networks Inc. At the close of business on December 31, 1996, Nortel Networks transferred to us certain of their assets and liabilities, intellectual property, rights, licenses and contracts. In exchange, Nortel Networks received Series A common stock, Special Voting stock, and cash consideration. At the close of business on December 31, 1996, we issued Series B common stock in a private placement. After the completion of the private placement, Nortel Networks owned approximately 73% of the outstanding shares of our voting stock assuming conversion of the Series B common stock and Series B Non-Voting common stock.

   On August 21, 1998, we closed our initial public offering, issuing 5,400,000 shares of our Common stock at an initial public offering price of $16 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses incurred, were approximately $79.1 million.

   On February 29, 2000 and March 2, 2000, we closed our follow-on offering, which included an over-allotment option closing, issuing an aggregate of 2,074,260 shares of our Common stock at an offering price $82 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses incurred, were approximately $161.5 million.

   On June 4, 2001, we changed our name to Entrust, Inc.

   At December 31, 2001, Nortel Networks owned approximately 21% of our Common stock.

   Business Overview

   Fiscal 2001 was a challenging year for Entrust. The economic slowdown that began in early 2001 affected us, as it affected many companies in the technology sector. Revenues for 2001 were down 20% to $118.0 million from $148.4 million in 2000. We underwent a restructuring in the second quarter of 2001 to better position ourselves in "Securing the Internet", which we believe will be the next major phase of the Internet's evolution.

   Our 2001 restructuring was implemented to re-focus Entrust back to its core geographic and vertical markets and its core technical competencies in Internet security. Implementing the broad corporate-wide plan resulted in a restructuring charge of $65.5 million and special non-recurring charges of $369.5 million, including $327.0 million impairment to goodwill. The major elements of the 2001 restructuring plan included:

  . Eliminating approximately 400 positions, or 33% of the existing workforce, through layoffs and attrition;

  . Reorganizing Entrust along global functional lines, versus multiple individual business programs;

  . Closing eight offices to vacate underutilized office space that resulted from the employee reduction and global functional re-alignment to a more geographically efficient organization; and

  . Conducting a revaluation assessment of the goodwill and other intangibles related to past acquisitions, specifically around potential impairment. The majority of the goodwill impairment was related to the enCommerce acquisition.


   Despite the challenges of 2001, we achieved several major accomplishments in the year:

  . We were awarded the largest contract in our history, a $17.6 million contract with Bell Nexxia for the Government of Canada project known as "Secure Channel". This contract is being accounted for on a subscription basis over four fiscal quarters with software revenue recognition beginning in the second quarter of 2001 and ending during the first quarter of 2002;

  . We reduced our quarterly losses in the second half of 2001 to $0.13 and $0.09 losses per share in the third and fourth quarters, respectively. This compares to quarterly losses per share of $0.81 and $7.58 in the first and second quarters of 2001, respectively; and

  . We ended the year with $162.6 million in cash and marketable securities and no debt.

   Going forward into 2002, we remain focused on our core markets, both vertical and geographic, and our core technology strengths in enhanced Internet security. Our success continues to be dependant on our ability to design, develop, market and sell our Internet security solutions to our global customers.

Critical Accounting Policies

   The nature of our business is not highly complex, as we operate in one primary business. We develop, market and sell Internet security software solutions. We also perform professional services to install, support and integrate our Internet security software solutions with other applications. We operate globally in a functional organization. We do not have any off-balance sheet financing, other than operating leases entered into in the normal course of business, and we do not actively engage in hedging transactions.

   In 2001, our most complex accounting judgments were made in the areas of software revenue recognition, goodwill impairment, restructuring and other special non-recurring charges, impairment of long-term strategic investments and allowance for doubtful accounts. The goodwill impairment, and restructuring and other special non-recurring charges are not anticipated to be recurring in nature. Software revenue recognition, impairment of long-term strategic investments, and allowance for doubtful accounts are expected to continue to be an on-going element of our accounting processes and judgments.

   Software Revenue Recognition

   With respect to software revenue recognition, we recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 97-2, "Software Revenue Recognition" and SOP No. 98-9, "Modifications of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions".

   Revenues from perpetual software license agreements are recognized upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery.

   Due to the complexity of some software license agreements, we routinely apply judgment to the application of software revenue recognition accounting principles to specific agreements and transactions. Different judgments and/or different contract structures could have led to different accounting conclusions, which could have had a material effect on our reported quarterly earnings.

   Goodwill Impairment

   We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise-level goodwill on a periodic basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2001, we performed our valuation of these assets based on Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", APB Opinion No. 17, "Intangible Assets", and the relevant provisions of the SEC's SAB No. 100, "Restructuring and Impairment Charges".

   During the second quarter of 2001, we recorded an impairment of goodwill of $327.0 million. $325.4 million of this amount was the result of the enCommerce acquisition in 2000 and $1.6 million from the r/3/ acquisition in 1998. In performing this impairment assessment, management made judgments regarding the anticipated future cash flows from these acquisitions. Different assumptions in this assessment could have led to a different impairment amount, which could have had a material effect on our reported earnings.

   As of December 31, 2001, goodwill and purchased intangible assets, net of accumulated amortization, amounted to $14.0 million.

   SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for us on January 1, 2002 and, as a result, we estimate on a preliminary basis that we will cease to amortize approximately $11.2 million of goodwill and other purchased intangibles. We will continue to amortize $2.8 million of purchased product rights. We had recorded approximately $62.1 million of amortization on these amounts during 2001 and would have recorded approximately $8.7 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

   We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that, at the time the review is completed, a material impairment charge will not be required.

   Restructuring and Other Special Non-recurring Charges

   On June 4, 2001, we announced that our board of directors had approved a restructuring program to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that were negatively affecting technology investment in the market. The restructuring program included a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

   As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recorded restructuring and special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second fiscal quarter of 2001, with subsequent adjustments in the third and fourth quarters totaling $1.4 million.

   We conducted our assessment of the accounting effects of the restructuring program in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", APB Opinion No. 9, "Reporting the Results of Operations" and the relevant provisions of the SEC's SAB No. 100, "Restructuring and Impairment Charges".

   Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million on June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges of $47.0 million at December 31, 2001, could have a material effect on our reported results. In addition, actual results could vary from these assumptions, resulting in an adjustment that could have a material effect on our future financial results.

   Impairment of Long-term Strategic Investments

   We assess the recoverability of the carrying value of strategic investments on a regular basis. Factors that we consider important and that we believe could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company's operating performance or business model and changes in overall market conditions. These investments are in private companies of which we typically own less than 10% of the outstanding stock. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001.

   As of December 31, 2001, long-term strategic investments, net of valuation allowances, amounted to $5.1 million.

   Allowance for Doubtful Accounts

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. At the time of a transaction, we assess whether the fee associated with the revenue transaction is fixed and determinable and whether collection is reasonably assured.

   We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction and the creditworthiness of the customer. If any portion of a fee is due after 365 days from the invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

   We assess collection based on a number of factors, including previous transactions with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

   We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the credit-worthiness of our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 43% of accounts receivable at December 31, 2001, as discussed in "Certain Factors That May Affect Our Business". Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers could result in a different required allowance, which could have a material impact on our reported quarterly earnings.

   As of December 31, 2001, accounts receivable totaled $23.7 million, net of an allowance for doubtful accounts of $3.9 million.

Results Of Operations

   The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                                       Year Ended December 31,
                                                                       ---------------------
                                                                       1999   2000     2001
                                                                       -----  -----   ------
Revenues:
       License........................................................  72.2%  62.8%    40.7%
       Services and maintenance.......................................  27.8   37.2     59.3
                                                                       -----  -----   ------
          Total revenues.............................................. 100.0  100.0    100.0
                                                                       -----  -----   ------
Cost of revenues:
       License........................................................   2.7    3.0      3.8
       Services and maintenance.......................................  15.3   21.8     37.0
                                                                       -----  -----   ------
          Total cost of revenues......................................  18.0   24.8     40.8
                                                                       -----  -----   ------
Gross profit..........................................................  82.0   75.2     59.2
                                                                       -----  -----   ------
Operating expenses:
       Sales and marketing............................................  48.0   49.4     74.1
       Research and development.......................................  19.5   18.6     26.2
       General and administrative.....................................   9.1    8.1     17.4
       Acquired in-process research and development...................    --   19.9       --
       Amortization of purchased product rights.......................    --    1.9      2.8
       Amortization of goodwill and other purchased intangibles.......   0.8   40.4     52.7
       Impairment of goodwill, purchased product rights and other
         purchased intangibles........................................    --     --    277.2
       Restructuring charges..........................................    --     --     55.5
       Write-down of leaseholds and other long-lived assets...........    --     --     11.5
                                                                       -----  -----   ------
          Total operating expenses....................................  77.4  138.3    517.4
                                                                       -----  -----   ------
Income (loss) from operations.........................................   4.6  (63.1)  (458.2)
                                                                       -----  -----   ------
Other income (expense):
   Interest income....................................................   4.4    9.3      7.1
   Realized gain on investments.......................................    --     --      0.9
   Write-down of long-term strategic investments......................    --     --     (9.1)
                                                                       -----  -----   ------
          Total other income (expense)................................   4.4    9.3     (1.1)
                                                                       -----  -----   ------
Income (loss) before income taxes.....................................   9.0  (53.8)  (459.3)
Provision for income taxes............................................  (2.1)  (1.6)    (1.6)
                                                                       -----  -----   ------
Net income (loss).....................................................   6.9% (55.4)% (460.9)%
                                                                       =====  =====   ======

Years Ended December 31, 1999, 2000 and 2001

   Revenues

   We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products. We recognize revenues in accordance with the provisions of the SOP No. 97-2, "Software Revenue Recognition" and SOP No. 98-9, "Modifications of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions".

   Revenues from perpetual software license agreements are recognized upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery.

   Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to other customers. Revenues from the sale of Web server certificates are also recognized ratably over the term of the certificate, which is typically one to two years.

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

   We use the percentage-of-completion method to account for fixed-price custom development contracts. Under this method, we recognize revenues and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The project cost estimates are reviewed on a regular basis.

   Total Revenues. Total revenues increased 74% from $85.2 million in 1999 to $148.4 million in 2000 and decreased 20% to $118.0 million in 2001. Total revenues derived from North America increased 44% from $71.8 million in 1999 to $103.5 million in 2000 and decreased 24% to $79.1 million in 2001, while total revenues derived from outside of North America increased 235% from $13.4 million in 1999 to $44.9 million in 2000 and decreased 13% to $38.9 million in 2001. The majority of the overall decline in total revenues, in absolute dollars, in 2001 was experienced in North America, which is reflective of the prolonged economic downturn experienced in this region. Also, until the end of the second quarter of 2001, we had focused on growing our revenue base internationally, including heavy investment in our direct sales force, particularly in Europe, Asia and South America, which resulted in growing revenues in 1999 and 2000 and resulted in a smaller decline in non-North American revenues in 2001. However, the continued softening of the economic climate internationally and our restructuring program from the second quarter of 2001 resulted in fewer sales resources being applied to all regions, but specifically in Asia Pacific and Latin America. The level of non-North American revenues has fluctuated from period to period, and this trend is expected to continue in the foreseeable future. In 1999, a single customer accounted for 24% of revenues, and no other customers accounted for 10% or more of revenues. In 2000, no individual customer accounted for 10% or more of revenues. In 2001, a single customer accounted for 11% of revenues, and no other customers accounted for 10% or more of revenues.

   License Revenues. License revenues increased 51% from $61.5 million in 1999 to $93.1 million in 2000 and decreased 48% to $48.0 million in 2001, representing 72%, 63% and 41% of total revenues in the respective years. The decrease in license revenues in absolute dollars in 2001 was primarily due to the slowing of the global economy, particularly the continued economic downturn experienced in North America. The types of license transactions most significantly impacted by the less favorable economic conditions were those license transactions greater than $500,000 in value, which normally represent a substantial deployment to a broad base of users or the addition of new applications to customers' previously installed infrastructure. The rapid global downturn has had a significant impact on information technology projects and, as a result, customers could not make the commitments we were expecting in 2001, compared to previous years. License revenues as a percentage of total revenues decreased from 1999 to 2000 and from 2000 to 2001. This was primarily as a result of a continued strong demand for services and maintenance from our customers and increased professional services revenues from the addition of CygnaCom in March 2000, and enCommerce in June 2000, and partly due to decreased license revenues in 2001.

   Services and Maintenance Revenues. Services and maintenance revenues increased 133% from $23.7 million in 1999 to $55.3 million in 2000 and increased 26% to $69.9 million in 2001, representing 28%, 37% and 59% of total revenues in the respective years. The increase in services and maintenance revenues in absolute dollars in 2000 and 2001 was primarily the result of an increase in demand for consulting services and customer support, the acquisitions of CygnaCom and enCommerce, and increases in maintenance revenues from a larger installed product base and strong customer renewals of annual maintenance agreements. The growth in our customer base has resulted in acceleration in the demand from customers to assist them in deploying our solutions. We have invested heavily in additional professional services resources in response to this increased demand from customers, particularly throughout 1999, 2000 and the first half of 2001. The slowed growth of our services and maintenance business from 2000 to 2001 reflected the completion of a large professional services contract in Europe in the second quarter of 2001, resulting in some lower utilization rates in this region in the second half of the year, and also reflected the slowed growth of the installed base of customers in 2001. The increase in services and maintenance revenues as a percentage of total revenues reflected a continuing shift in the mix of revenues from license to services and maintenance revenues in 2001, compared to 2000 and 1999. This shift was largely due to the continued growth of our services and maintenance business in response to customer demand, the impact of the professional services revenues of CygnaCom and enCommerce since their respective acquisitions, and the decrease in license revenues during 2001. We continue to focus on developing new service offerings for our customers that are core to our business and also on building our relationships with third-party service providers so that we have adequate resources available to meet the demands of our customers.

   Cost of Revenues

   Cost of License Revenues. Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights acquired as part of the acquisition of enCommerce of $2.8 million in 2000 and $3.3 million in 2001 has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues was $2.3 million in 1999, $4.4 million in 2000 and $4.5 million in 2001, representing 3%, 3% and 4% of total revenues for the respective years. While the cost of license revenues in absolute dollars was relatively flat from 2000 to 2001, the increase in cost of license revenues in 2000, compared to 1999, was primarily a result of higher royalty fees paid to third-party software vendors, in response to the increase in license revenues in general and specifically for those Entrust products that require third-party royalty payments. The cost of license revenues as a percentage of total revenues was flat from 1999 to 2000, despite the absolute dollar increase, due to the acquisition of enCommerce, which eliminated our requirement to pay royalties to third-party vendors related to the sale of authentication/privilege management software when bundled with our PKI product sales. The increase in the cost of license revenues as a percentage of total revenues from 2000 to 2001, despite the lower software license revenue levels, was primarily a result of higher royalty rates paid to third-party software vendors and an increase in the number of third-party technologies embedded in our products sold. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

   Cost of Services and Maintenance Revenues. Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $13.0 million in 1999, $32.4 million in 2000 and $43.6 million in 2001, representing 15%, 22% and 37% of total revenues for the respective years. The increase in absolute dollars in 2000 and 2001 reflected the increased costs associated with the increased levels of services and maintenance revenues experienced in those periods and the increased costs associated with the CygnaCom and enCommerce resources. The increase in the cost of services and maintenance revenues as a percentage of total revenues in 2000 was primarily the result of slightly lower productivity and utilization for available services resources compared to 1999, due to the training required to integrate the professional services teams acquired from CygnaCom and enCommerce as well as the new employees hired in 2000. The increase in the cost of services and maintenance revenues as a percentage of total revenues in 2001 reflected the rapid growth of services and maintenance revenues in comparison to license revenues, and reflected the significant shift in the mix of revenues from license to services and maintenance revenues during this period. As the services and maintenance revenues represented the larger proportion of total revenues and grew faster than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues, because significant investment was necessary in order to prepare for current and future growth in this business. Also, we made significant investments in additional customer support personnel to support the growing base of customers with previously installed products in 2000 and 2001.

   Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% in 1999, 41% in 2000 and 38% in 2001. The decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues from 1999 to 2000, and from 2000 to 2001 reflected the investment we made in the professional services team through the acquisition of CygnaCom late in the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represented a slight shift in the mix of components within services revenues toward the lower-margin professional services revenues. Also, the decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues reflected the investment made in additional customer support personnel in 2000 and 2001, and the continued development and rollout of new services offerings, especially prior to our restructuring in the second quarter of 2001.

   Operating Expenses

   Sales and Marketing

                                                  Year Ended December 31,
                                                 -------------------------
                                                  1999     2000     2001
                                                 -------  -------  -------
                                                       (in thousands)
    Per statement of operations................. $40,900  $73,248  $87,439
    Less: Special non-recurring charges included      --       --   12,637
                                                 -------  -------  -------
    Pro forma................................... $40,900  $73,248  $74,802
                                                 =======  =======  =======
    Percentage of total revenues................      48%      49%      63%
                                                 =======  =======  =======

   Sales and marketing expenses increased from $40.9 million in 1999 to $73.2 million in 2000 and $74.8 million in 2001, on a pro forma basis, representing 48%, 49% and 63% of total revenues in the respective years. The increases in sales and marketing expenses in absolute dollars from 1999 to 2001 were primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, up until the end of the first half of 2001. In addition, until the implementation of our restructuring plan in June 2001, we continued to make significant investments in marketing to support the launch of new products, services and marketing programs. We had continued our strategy of investing in (a) hiring and training the members of our direct sales organization in anticipation of future market growth, and (b) marketing efforts in support of new product launches. The sales and marketing expenses as a percentage of total revenues in 2000, compared to 1999, has remained fairly consistent. However, the increase in sales and marketing expenses as a percentage of total revenues in 2001, compared to 2000, was mainly due to the combination of lower than expected license revenues in the first half of 2001, and sales and marketing expenses that were largely fixed prior to the beginning of each of the first two quarters of 2001 based on expected license revenues for those periods. The increase in sales and marketing expenses as a percentage of total revenues in 2001 also reflected the increased expenses related to the impact of the enCommerce sales and marketing organization. We will continue to focus on improving the productivity of our sales and marketing organizations, in light of the current economic conditions. Failure of these investments in sales and marketing, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations.

   Research and Development

                                                  Year Ended December 31,
                                                 -------------------------
                                                  1999     2000     2001
                                                 -------  -------  -------
                                                       (in thousands)
    Per statement of operations................. $16,605  $27,625  $30,892
    Less: Special non-recurring charges included      --       --       --
                                                 -------  -------  -------
    Pro forma................................... $16,605  $27,625  $30,892
                                                 =======  =======  =======
    Percentage of total revenues................      20%      19%      26%
                                                 =======  =======  =======

   Research and development expenses increased from $16.6 million in 1999 to $27.6 million in 2000 and $30.9 million in 2001, representing 20%, 19% and 26% of total revenues in the respective periods. The increased investment in research and development expenses in absolute dollars from 1999 to 2001 reflected higher expenses related to increased staffing of software developers. We had hired these employees primarily in connection with the continuing expansion, enhancement and globalization of our product offerings, our commitment to quality assurance and testing, and the addition of development employees in connection with the acquisition of enCommerce. The investment in research and development as a percentage of total revenues increased in 2001, compared to 2000 and 1999, due primarily to the lower than expected license revenues in the first half of 2001, as these costs were largely fixed prior to the start of the first two quarters of 2001, and due to the acquisition of enCommerce and the corresponding addition of the GetAccess(TM) development team. The cost reduction impact of our restructuring on research and development expenses did not come into effect until June 2001. However, we believe that we must continue to invest in research and development in order to maintain our technological leadership position and, thus, we expect research and development to increase in absolute dollars in the future as additional experienced security experts and software engineers are required.

   General and Administrative

                                                   Year Ended December 31,
                                                  ------------------------
                                                   1999    2000     2001
                                                  ------  -------  -------
                                                       (in thousands)
     Per statement of operations................. $7,752  $12,083  $20,509
     Less: Special non-recurring charges included     --       --    5,596
                                                  ------  -------  -------
     Pro forma................................... $7,752  $12,083  $14,913
                                                  ======  =======  =======
     Percentage of total revenues................      9%       8%      13%
                                                  ======  =======  =======

   General and administrative expenses increased from $7.8 million in 1999 to $12.1 million in 2000 and $14.9 million in 2001, on a pro forma basis, representing 9%, 8% and 13% of total revenues in the respective years. The increase in general and administrative expenses in absolute dollars reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our changing business, including investor relation programs, improved management information systems and the increased utilization of outside professional service firms. In addition, the increase in general and administrative expenses in 2001 compared to 2000 was partly due to expenses we incurred in connection with the resignation of a senior executive. General and administrative expenses as a percentage of total revenues increased in 2001, compared to 2000 and 1999, due primarily to the lower than expected license revenues in the first half of 2001, as these costs were largely fixed prior to the start of each quarter. The cost reduction impact of our restructuring on general and administrative expenses did not come into effect until June 2001. We continue to look for ways to gain additional efficiencies in our administrative processes.

   Acquired In-process Research and Development and Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles

   On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million and, accordingly, we have expensed $4.6 million and $5.5 million of goodwill amortization in 2000 and 2001, respectively.

   On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California that provides software and services for managing global e-business relationships. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in June 2000. Amortization of purchased product rights of $2.8 million and $3.3 million were expensed in 2000 and 2001, respectively. Amortization of goodwill and other purchased intangibles of $54.4 million and $56.2 million were expensed in 2000 and 2001, respectively.

   In addition, we recorded amortization of $712,000, $907,000 and $470,000 in 1999, 2000 and 2001, respectively, with respect to goodwill recorded as a result of the acquisition of r/3/ in 1998.

   Amortization expense in connection with acquisition-related intangibles decreased in 2001, as compared to 2000, due to the impairment of goodwill, purchased product rights and other purchased intangibles recorded in June 2001.

   Restructuring and Other Special Non-recurring Charges

   On June 4, 2001, we announced a Board-approved restructuring program to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that were negatively affecting technology investment in the market. The restructuring program includes a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

   As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recognized restructuring and special non-recurring charges of $433.6 million in the second fiscal quarter of 2001, with subsequent adjustments in the third and fourth quarter of $1.4 million, as outlined below (in millions):

                                                                   Total   Adjustments
                                                                  Special    Recorded   Total Special
                                                                  Charges  July 1, 2001    Charges
                                         Accrued    Other Special through       to         through
                                      Restructuring Non-recurring June 30, December 31, December 31,
                                         Charges       Charges      2001       2001         2001
                                      ------------- ------------- -------- ------------ -------------
Workforce reduction and other
  personnel costs....................     $13.5        $  4.1      $ 17.6     $ 0.3        $ 17.9
Consolidation of excess facilities...      38.2          13.5        51.7       0.5          52.2
Discontinuance of non-core products
  and programs.......................      13.8           6.4        20.2      (0.8)         19.4
Impairment of goodwill, purchased
  product rights and other intangible
  purchased assets...................        --         327.0       327.0        --         327.0
Write-down of long-term strategic
  investments........................        --           6.1         6.1       4.7          10.8
Bad debt write-offs and additional
  provisions to the allowance for
  doubtful accounts..................        --          11.0        11.0      (3.3)          7.7
                                          -----        ------      ------     -----        ------
Total................................     $65.5        $368.1      $433.6     $ 1.4        $435.0
                                          =====        ======      ======     =====        ======

   The following paragraphs provide information relating to the restructuring programs that resulted in the total special charges listed above, which were recognized in 2001.

   Workforce reduction and other personnel costs

   The restructuring program resulted in the reduction of approximately 400 of our regular full-time employees, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net(TM) and Entrust@YourService(TM) and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter, and the workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001. We recorded a workforce reduction charge of $13.4 million primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

   Other special non-recurring charges included employee relocation expenses, hiring fees and signing bonuses totaling $4.5 million, which were recorded primarily in general and administrative expenses.

   Consolidation of excess facilities

   We recorded restructuring costs of $39.2 million relating to the consolidation of excess facilities. The consolidation of excess facilities includes a total of eight offices in seven cities throughout the world. The majority (approximately 85%) of the costs are related to the 75,000 square foot facility in Santa Clara, CA. The costs for consolidation of excess facilities are related primarily to non-cancelable lease costs offset by estimated sublet recoveries. These costs are payable contractually over up to 10 years, which is the lease term of the Santa Clara facility. However, we will be evaluating ongoing possibilities to settle this obligation in the most economic manner.

   In addition to the $39.2 million of restructuring costs related to excess facilities, an additional $13.0 million of facilities-related costs were recorded as a special non-recurring charge as a result of impairment of leasehold improvements and other property and equipment that was disposed of or removed from operations as a result of the consolidation of excess facilities, and were included in the write-down of leaseholds and other long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". These assets were identified as assets to be disposed of that would have no future benefit to us. Therefore, these assets were reported at the lower of carrying amount and fair value, less costs of disposition. The majority of these costs are non-cash charges.

   Discontinuance of non-core products and programs

   In support of the restructuring objective to reduce costs and focus on our core technologies, we discontinued several non-core products and programs. The discontinued products and programs, totaling $12.9 million, are primarily related to our services business initiatives and to certain desktop applications for which we have not achieved the growth and profitability targets in line with our core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which are being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items is expected to be substantially incurred by the end of the first quarter of fiscal 2002. Accrued estimated minimum royalty obligations related to certain discontinued products of $4.2 million are payable contractually over the next three years.

   The discontinuance of products and programs, and expenses related to rebranding of our identity and our products, resulted in $6.5 million of special non-recurring charges, which was primarily recorded in sales and marketing expenses.

  Summary of accrued restructuring charges

   The following table is a summary of the accrued restructuring charges as at December 31, 2001 (in millions):

                                                Total                            Accrued
                                               Charges                        Restructuring
                                              Accrued at                       Charges at
                                               June 30,    Cash               December 31,
                                                 2001    Payments Adjustments     2001
                                              ---------- -------- ----------- -------------
Workforce reduction and other personnel costs   $13.5     $11.1      $(0.1)       $ 2.3
Consolidation of excess facilities...........    38.2       4.6        1.0         34.6
Discontinuance of non-core products and
  programs...................................    13.8       2.8       (0.9)        10.1
                                                -----     -----      -----        -----
Total........................................   $65.5     $18.5      $  --        $47.0
                                                =====     =====      =====        =====

   Impairment of goodwill, purchased product rights and other intangible purchased assets

   Due to the decline in our market capitalization, the decline in current overall business conditions within our target market segments and the restructuring program, we completed an assessment of the recoverability of goodwill on our balance sheet, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r/3/ acquisitions will not be recovered through the estimated undiscounted future cash flows. We then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r/3/ acquisition. The result of this analysis is a charge of $327.0 million related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition account for $325.4 million of the impairment. This acquisition has failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess(TM) product that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment is the result of the r/3/ acquisition, which was impacted primarily by the workforce restructuring.

   Revenues from the enCommerce products and services are estimated to have contributed approximately 20% to 25% of total revenues in 2001, but are estimated to have generated operating losses since acquisition. The results of operations related to the r/3/ acquisition were not significant.

   Write-down of long-term strategic investments

   We assess the recoverability of the carrying value of our strategic investments on a regular basis. Factors that we consider important that could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company's operating performance or business model, and changes in overall market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001.

   Bad debt write-offs and additional provisions to the allowance for doubtful accounts

   Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, we recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $7.7 million in the year ended December 31, 2001, which was recorded primarily in sales and marketing expenses.

   Interest Income

   Interest income increased from $3.8 million in 1999 to $13.8 million in 2000 and decreased to $8.3 million in 2001, representing 4%, 9% and 7% of total revenues in the respective years. The decrease in investment income for 2001 from 2000 reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets and long-term strategic investments. In addition, the decrease was due to the lower interest rates that were available in 2001 compared to 2000. The increase in investment income from 1999 to 2000 reflected the interest earned on cash provided by operations in 1999 and 2000, and on the net proceeds of our follow-on offering in February and March 2000.

   Provision for Income Taxes

   We recorded an income tax provision of $1.8 million in 1999, $2.3 million in 2000 and $1.8 million 2001. We account for income taxes in accordance with SFAS No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductibility of in-process research and development, amortization and impairment of goodwill, purchased product rights, and other purchased intangible assets, as well as adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operation loss and tax credit carry-forwards available.

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

   Under our restructuring program, as discussed earlier, the levels of operating expenses decreased and the net loss decreased in the third and fourth quarters of 2001.

   The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the period ended December 31, 2001, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

   The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                      Quarter Ended
                                      -----------------------------------------------------------------------------
                                      Mar. 31, June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,   Sept. 30, Dec. 31,
                                        2000     2000      2000      2000      2001      2001       2001      2001
                                      -------- --------  --------- --------  --------  ---------  --------- --------
                                                          (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  License............................ $20,889  $ 18,780  $ 25,451  $ 27,992  $ 10,559  $  12,554   $12,288  $12,626
  Services and maintenance...........   8,173    10,536    16,736    19,820    20,946     17,462    15,732   15,798
                                      -------  --------  --------  --------  --------  ---------   -------  -------
   Total revenues....................  29,062    29,316    42,187    47,812    31,505     30,016    28,020   28,424
                                      -------  --------  --------  --------  --------  ---------   -------  -------
Cost of revenues:
  License............................     937       953       787     1,741       901      1,207     1,247    1,160
  Services and maintenance...........   4,568     6,064     9,982    11,804    13,346     11,312     9,710    9,272
                                      -------  --------  --------  --------  --------  ---------   -------  -------
   Total cost of revenues............   5,505     7,017    10,769    13,545    14,247     12,519    10,957   10,432
                                      -------  --------  --------  --------  --------  ---------   -------  -------
Gross profit.........................  23,557    22,299    31,418    34,267    17,258     17,497    17,063   17,992
                                      -------  --------  --------  --------  --------  ---------   -------  -------
Operating expenses:
  Sales and marketing................  12,857    14,905    21,337    24,149    26,580     38,219    13,971    8,669
  Research and development...........   4,993     5,825     8,454     8,353     9,487      8,345     6,527    6,533
  General and administrative.........   2,192     2,722     3,745     3,424     4,687      9,363     3,313    3,146
  Acquired in-process research and
   development.......................      --    29,614        --        --        --         --        --       --
  Amortization of purchased product
   rights............................      --        --     1,377     1,374     1,377      1,377       284      284
  Amortization of goodwill and other
   purchased intangibles.............     661     1,615    28,836    28,840    28,900     28,900     2,171    2,171
  Impairment of goodwill, purchased
   product rights and other
   purchased intangibles.............      --        --        --        --        --    326,953        --       --
  Restructuring charges..............      --        --        --        --        --     65,511        --       --
  Write-down of leaseholds and other
   long-lived assets.................      --        --        --        --        --     13,519        --       --
                                      -------  --------  --------  --------  --------  ---------   -------  -------
   Total operating expenses..........  20,703    54,681    63,749    66,140    71,031    492,187    26,266   20,803
                                      -------  --------  --------  --------  --------  ---------   -------  -------
Income (loss) from operations........   2,854   (32,382)  (32,331)  (31,873)  (53,773)  (474,690)   (9,203)  (2,811)
                                      -------  --------  --------  --------  --------  ---------   -------  -------
Other income (expense):
  Interest income....................   1,886     3,727     3,767     4,429     3,244      2,399     1,511    1,176
  Realized gain on investments.......      --        --        --        --        --         --     1,103       --
  Write-down of long-term strategic
   investments.......................      --        --        --        --        --     (6,100)   (1,406)  (3,294)
                                      -------  --------  --------  --------  --------  ---------   -------  -------
   Total other income (expense)......   1,886     3,727     3,767     4,429     3,244     (3,701)    1,208   (2,118)
                                      -------  --------  --------  --------  --------  ---------   -------  -------
Income (loss) before income taxes....   4,740   (28,655)  (28,564)  (27,444)  (50,529)  (478,391)   (7,995)  (4,929)
Provision for income taxes...........  (1,422)     (287)     (212)     (416)     (350)      (396)     (303)    (779)
                                      -------  --------  --------  --------  --------  ---------   -------  -------
Net income (loss).................... $ 3,318  $(28,942) $(28,776) $(27,860) $(50,879) $(478,787)  $(8,298) $(5,708)
                                      =======  ========  ========  ========  ========  =========   =======  =======
Net income (loss) per share
   Basic............................. $  0.07  $  (0.54) $  (0.46) $  (0.44) $  (0.81) $   (7.58)  $ (0.13) $ (0.09)
                                      =======  ========  ========  ========  ========  =========   =======  =======
   Diluted........................... $  0.06  $  (0.54) $  (0.46) $  (0.44) $  (0.81) $   (7.58)  $ (0.13) $ (0.09)
                                      =======  ========  ========  ========  ========  =========   =======  =======
Shares used in per share computation
   Basic.............................  49,250    53,581    62,507    62,677    62,911     63,205    63,491   64,036
                                      =======  ========  ========  ========  ========  =========   =======  =======
   Diluted...........................  57,760    53,581    62,507    62,677    62,911     63,205    63,491   64,036
                                      =======  ========  ========  ========  ========  =========   =======  =======

                                                                     Quarter Ended
                                     ---------------------------------------------------------------------------
                                     Mar. 31, June 30,  Sept. 30, Dec. 31, Mar. 31,  June 30,   Sept. 30, Dec. 31,
                                       2000     2000      2000      2000     2001      2001       2001      2001
                                     -------- --------  --------- -------- --------  --------   --------- --------
Statement of Operations Data:
Revenues:
  License...........................   71.9%     64.1%     60.3%    58.5%     33.5%      41.8%     43.9%    44.4%
  Services and maintenance..........   28.1      35.9      39.7     41.5      66.5       58.2      56.1     55.6
                                      -----    ------     -----    -----    ------   --------     -----    -----
   Total revenues...................  100.0     100.0     100.0    100.0     100.0      100.0     100.0    100.0
                                      -----    ------     -----    -----    ------   --------     -----    -----
Cost of revenues:
  License...........................    3.2       3.3       1.8      3.6       2.8        4.0       4.4      4.1
  Services and maintenance..........   15.7      20.7      23.7     24.7      42.4       37.7      34.7     32.6
                                      -----    ------     -----    -----    ------   --------     -----    -----
   Total cost of revenues...........   18.9      24.0      25.5     28.3      45.2       41.7      39.1     36.7
                                      -----    ------     -----    -----    ------   --------     -----    -----
Gross profit........................   81.1      76.0      74.5     71.7      54.8       58.3      60.9     63.3
                                      -----    ------     -----    -----    ------   --------     -----    -----
Operating expenses:
  Sales and marketing...............   44.3      50.8      50.6     50.5      84.4      127.3      49.9     30.5
  Research and development..........   17.2      19.9      20.0     17.5      30.1       27.8      23.3     23.0
  General and administrative........    7.5       9.3       8.9      7.2      14.9       31.2      11.8     11.1
  Acquired in-process research
   and development..................     --     101.0        --       --        --         --        --       --
  Amortization of purchased
   product rights...................     --        --       3.3      2.9       4.4        4.6       1.0      1.0
  Amortization of goodwill and
   other purchased intangibles......    2.3       5.5      68.3     60.3      91.7       96.3       7.7      7.6
  Impairment of goodwill, purchased
   product rights and other
   purchased intangibles............     --        --        --       --        --    1,089.3        --       --
  Restructuring charges.............     --        --        --       --        --      218.3        --       --
  Write-down of leaseholds and
   other long-lived assets..........     --        --        --       --        --       45.0        --       --
                                      -----    ------     -----    -----    ------   --------     -----    -----
   Total operating expenses.........   71.3     186.5     151.1    138.4     225.5    1,639.8      93.7     73.2
                                      -----    ------     -----    -----    ------   --------     -----    -----
Income (loss) from operations.......    9.8    (110.5)    (76.6)   (66.7)   (170.7)  (1,581.5)    (32.8)    (9.9)
                                      -----    ------     -----    -----    ------   --------     -----    -----
Other income (expense):.............
  Interest income...................    6.5      12.7       8.9      9.3      10.3        8.0       5.4      4.1
  Realized gain on investments......     --        --        --       --        --         --       3.9       --
  Write-down of long-term
   strategic investments............     --        --        --       --        --      (20.3)     (5.0)   (11.6)
                                      -----    ------     -----    -----    ------   --------     -----    -----
   Total other income (expense).....    6.5      12.7       8.9      9.3      10.3      (12.3)      4.3     (7.5)
                                      -----    ------     -----    -----    ------   --------     -----    -----
Income (loss) before income taxes...   16.3     (97.8)    (67.7)   (57.4)   (160.4)  (1,593.8)    (28.5)   (17.4)
Provision for income taxes..........   (4.9)     (0.9)     (0.5)    (0.9)     (1.1)      (1.3)     (1.1)    (2.7)
                                      -----    ------     -----    -----    ------   --------     -----    -----
Net income (loss)...................   11.4%    (98.7)%   (68.2)%  (58.3)%  (161.5)% (1,595.1)%   (29.6)%  (20.1)%
                                      =====    ======     =====    =====    ======   ========     =====    =====

Liquidity and Capital Resources

   We used cash of $58.5 million in operating activities during 2001. This cash outflow was primarily a result of a net loss before non-cash charges of $109.1 million, a decrease in accounts payable, accrued liabilities and deferred revenue of $12.4 million, partially offset by cash inflows resulting from a decrease in accounts receivable of $13.6 million and an increase in accrued restructuring charges of $47.0 million during the year. Our average days sales outstanding at December 31, 2001 was 75 days, which represents a decrease from the 87 days that we reported at December 31, 2000. The overall decrease in days sales outstanding from December 31, 2000 reflected an increase in the allowance for doubtful accounts, better collection cycles despite longer payment terms for international customers, and improved linearity of revenues during the last two quarters of 2001. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

   During 2001, we generated $73.4 million of cash in investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $86.1 million, net of $202.6 million of marketable investment purchases, and proceeds of $4.6 million from the disposition of a long-term strategic investment.

   This was partially offset by $13.6 million invested in property and equipment, $2.3 million invested in long-term strategic investments and $1.7 million invested in other long-term assets. The property and equipment investments were primarily computer hardware, furniture and leasehold improvements to support our growing organization, largely costs related to the fit-up of our new facility in Addison, Texas and completion of the fit-up of our facilities in Santa Clara, California and Ottawa, Canada. The long-term investments funded were strategic in nature, represented investments in less than 10% of the capital stock of privately held electronic security and technology companies or advances to existing investees, and were accounted for on a cost basis. The investment in other long-term assets relates primarily to product localization work performed by third party contractors and a security deposit for our Addison facility.

   Cash provided by financing activities for 2001 was $5.9 million, primarily from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

   For disclosure regarding our contractual obligations and commercial commitments, please see notes 9 and 14 to our consolidated financial statements, which are included elsewhere in this Annual Report.

   As of December 31, 2001, our cash, cash equivalents and marketable investments in the amount of $162.6 million provided our principal sources of liquidity. Overall, we used $65.1 million from our cash, cash equivalents and marketable investments in 2001. Although we expect improved profitability in 2002 as we progress towards breakeven operating earnings, we estimate that we will continue to use cash in 2002 to fund operating losses and to satisfy the obligations accrued for under our restructuring program. While there can be no assurance as to the extent of usage of liquid resources in the next fiscal year, we believe that our cash flows from operations and existing cash, cash equivalents and short-term marketable investments will be sufficient to meet our needs for at least the next twelve months.

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

   In addition, in June 2001 we signed a $17.6 million contract with Bell Nexxia for the Government of Canada project known as "Secure Channel". This contract is being accounted for on a subscription basis over four fiscal quarters, with software revenue recognition beginning in the second quarter of 2001 and ending during the first quarter of 2002. As a result of the completion of the subscription period, we will have to increase new software license revenues by a larger amount than achieved in the past four quarters in order to maintain operating results at current levels. While we are focused on marketing programs and revenue generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

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

Our restructuring of operations may not achieve the results we intend and may harm our business.

   In June 2001, we announced a restructuring of our business, which included a reduction in work force and the closure of three international locations, as well as other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we are expecting. If we find that our restructuring announced in June did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a restructuring of our business.

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

   Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. In 2000, our three largest customers accounted for 12% of revenues. In 2001, our three largest customers accounted for 18% of revenues. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.

If the Internet security market does not continue to grow, demand for our products and services will be adversely affected.

   The market for Internet security solutions is at an early stage of development. Continued growth of the Internet security market will depend, in large part, on the following:

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

   The processes used by computer hackers to access or sabotage networks and intranets are rapidly evolving. A well-publicized actual or perceived breach of network or computer security at one of our customers, regardless of whether such breach is attributable to our products, third-party technology used within our products or any significant advance in techniques for decoding or "cracking" encrypted information, could adversely affect the market's perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

As our products contain errors or bugs, sales of our products would likely decline if some of these bugs or the number of bugs were significant.

   Like virtually all software systems, our products contain errors, failures or bugs that our existing testing procedures have not detected. The errors may become evident at any time during the life of our products. The discovery of any errors, failures or bugs in any products, including third-party technology incorporated into our products, may result in:

  .   adverse publicity;

  .   product returns;

  .   the loss or delay of market acceptance of our products; and

  .   third-party claims against us.

   Accordingly, the discovery of any errors, failures or bugs would have a significant adverse effect on the sales of our products.

Our revenues may decline if we cannot compete successfully in an intensely competitive market.

   We target our products at the rapidly evolving market for Internet security solutions. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed bases and significantly greater financial, technical, marketing and sales resources than we do. As a result, they may be able to react more quickly to emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. In addition, certain of our current competitors in particular segments of the security marketplace may in the future broaden or enhance their offerings to provide a more comprehensive solution competing more fully with our functionality.

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

   The emerging market for Internet security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. To be competitive, we have to continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, and be first to market with new products and services or enhancements to existing products and services. Our failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse effect on our business, financial condition and results of operations.

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

   Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Addison, Texas, from our research and development facilities in Ottawa, Canada, and Santa Clara, California and from our European headquarters in Reading, United Kingdom, may make it more difficult to manage our growth.

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

We face risks associated with our international operations, which, if not managed properly, could have a significant adverse effect on our business, financial condition or results of operations.

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

   As the number of security products in the industry and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to claims of infringement of misappropriation of the intellectual property or proprietary rights of others. We received notice from one of our customers stating that we may be responsible for indemnifying that customer under a product license agreement for infringement of patents assigned to a third party. To date, the customer has not made a formal claim for indemnification from us. In addition, third parties may assert infringement or misappropriation claims against us in the future. Defending or enforcing our intellectual property could be costly and could result in a diversion of management's attention, which could have a significant adverse effect on our business, financial condition or results of operations. A successful claim against us could also have a significant adverse effect on our results of operations for the period in which damages are paid.

We may lose access to technology that we license from outside vendors, which loss could adversely affect our ability to sell our products.

   We rely on outside licensors for patent and/or software license rights in technology that is incorporated into and is necessary for the operation of our products. For example, our ability to provide Web server certificates in the future is dependent upon a licensing agreement we have with Baltimore Technologies, one of our primary competitors. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. Any inability to continue to procure or use such technology could have a significant adverse effect on our ability to sell some of our products.

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

Nortel Networks is able to exercise significant influence over all matters requiring stockholder and board approval and could make decisions about our business that conflict with the interests of other stockholders.

   As of February 28, 2002, Nortel Networks Limited, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 19.5% of our outstanding voting stock, and one of our ten directors was a representative of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Risk Associated with Interest Rates

   Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at December 31, 2001, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

   The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 2000 and 2001, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                      December 31, 2000                                 December 31, 2001
                          ------------------------------------------ -------------------------------------------------------
                                           Maturity                                         Maturity
                          ------------------------------------------ -------------------------------------------------------
                           Within                                     Within
                          3 Months 3-6 Months (greater than)6 Months 3 Months 3-6 Months 6-12 Months (greater than)12 Months
                          -------- ---------- ---------------------- -------- ---------- ----------- -----------------------
                                                      (in thousands)
Investments classified as
 cash and cash
 equivalents............. $13,124   $     --          $   --         $31,388   $    --     $    --           $   --
Investments classified as
 held to maturity
 marketable investments..  62,797    131,066           6,243          31,476    45,486      29,826            9,038
                          -------   --------          ------         -------   -------     -------           ------
   Total amortized cost.. $75,921   $131,066          $6,243         $62,864   $45,486     $29,826           $9,038
                          =======   ========          ======         =======   =======     =======           ======
Fair Value............... $75,922   $131,231          $6,275         $63,243   $45,489     $29,917           $9,009
                          =======   ========          ======         =======   =======     =======           ======

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

   Risk Associated with Equity Investments

   We hold short-term equity securities of a publicly traded company. It is possible that the market value of these securities could decline significantly in the near future. For example, due to stock market volatility, we had recorded an unrealized loss of $1.5 million in this investment based on its market value at December 31, 2000. In connection with this investment, we had engaged in a hedging transaction that provided us with the right to receive an amount equal to the difference between the price we paid for these securities and the aggregate of the fair market values on the dates that the securities are made available for sale on the public market. We accounted for this option as a fair value hedge, in accordance with SFAS No. 133 and, as a result, recorded an unrealized gain of $1.5 million on the hedge instrument. Prior to December 31, 2001, we exercised the call option and, consequently, received additional shares of the investee. At December 31, 2001, we recorded an unrealized loss of $220,000 on the remaining portion of these shares owned, in order to adjust the cost basis to reflect market value. Upon completion of this call option, the hedge was successful in covering the majority of the original investment value. However, hedging activity may not always sufficiently cover the value of the corresponding investment.

   In addition, we have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded losses of $10.8 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in the sections entitled "Employment, Non-Competition, Retention and Separation Agreements" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    1. Consolidated Financial Statements. The following consolidated financial statements of Entrust, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                                                       Page
ENTRUST, INC.                                                                          ----
Independent Auditors' Report..........................................................  60
Consolidated Balance Sheets as of December 31, 2000 and 2001..........................  61
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and
  2001................................................................................  62
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1999, 2000 and 2001..............................................  63
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and
  2001................................................................................  64
Notes to Consolidated Financial Statements............................................  65

    2. Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

   No reports on Form 8-K were filed in the quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

                                               ENTRUST, INC.
                                                         (Registrant)

                                               By:    /s/  F. WILLIAM CONNER
                                                   -----------------------------
                                                         F. William Conner
                                                    President, Chief Executive
                                                            Officer and
                                                       Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2002.

          Signature                                      Title
          ---------                                       -----

   /s/  F. WILLIAM CONNER     President, Chief Executive Officer and Chairman of the Board
-----------------------------   (Principal Executive Officer)
      F. William Conner

   /s/  DAVID L. THOMPSON     Senior Vice President and Chief Financial Officer (Principal
-----------------------------   Financial and Accounting Officer)
      David L. Thompson

 /s/  BUTLER C. DERRICK, JR.  Director
-----------------------------
   Butler C. Derrick, Jr.

     /s/  JAWAID EKRAM        Director
-----------------------------
        Jawaid Ekram

   /s/  TERRELL B. JONES      Director
-----------------------------
      Terrell B. Jones

   /s/  MICHAEL P. RESSNER    Director
-----------------------------
     Michael P. Ressner

    /s/  DOUGLAS SCHLOSS      Director
-----------------------------
       Douglas Schloss

    /s/  LIENER TEMERLIN      Director
-----------------------------
       Liener Temerlin

    /s/  J. ALBERTO YEPEZ     Director
-----------------------------
      J. Alberto Yepez

                         INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Entrust, Inc.:

   We have audited the consolidated balance sheets of Entrust, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entrust, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas

February 15, 2002

                                 ENTRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 December 31,
                                                                             --------------------
                                                                               2000       2001
                                                                             ---------  ---------
                                  ASSETS
Current assets:
   Cash and cash equivalents................................................ $  24,241  $  45,267
   Short-term marketable investments........................................   203,446    108,288
   Accounts receivable (net of allowance for doubtful accounts of $2,932 in
     2000 and $3,909 in 2001)...............................................    46,301     23,732
   Other receivables........................................................     3,456      1,720
   Prepaid expenses.........................................................     6,147      3,482
                                                                             ---------  ---------
       Total current assets.................................................   283,591    182,489
Long-term marketable investments............................................        60      9,038
Property and equipment, net.................................................    25,168     17,390
Purchased product rights, net...............................................    19,259      2,838
Goodwill, net...............................................................   365,127      6,436
Other purchased intangibles, net............................................    22,054      4,750
Long-term strategic investments.............................................    16,615      5,076
Other long-term assets, net.................................................     2,232      1,421
                                                                             ---------  ---------
       Total assets......................................................... $ 734,106  $ 229,438
                                                                             =========  =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................... $  16,989  $  13,815
   Accrued liabilities......................................................    22,311     15,121
   Accrued restructuring charges............................................        --     46,988
   Deferred revenue.........................................................    19,466     17,553
   Due to related party.....................................................       799         --
                                                                             ---------  ---------
       Total current liabilities............................................    59,565     93,477
Long-term liabilities.......................................................       477        116
                                                                             ---------  ---------
       Total liabilities....................................................    60,042     93,593
                                                                             ---------  ---------
Shareholders' equity:
   Common stock, par value $0.01 per share; 62,753,738 and 64,432,052 issued and outstanding shares at December 31, 2000 and 2001,
     respectively...........................................................       628        645
   Additional paid-in capital...............................................   775,604    781,879
   Unearned compensation....................................................      (316)      (100)
   Accumulated deficit......................................................  (101,518)  (645,190)
   Accumulated other comprehensive loss.....................................      (334)    (1,389)
                                                                             ---------  ---------
       Total shareholders' equity...........................................   674,064    135,845
                                                                             ---------  ---------
       Total liabilities and shareholders' equity........................... $ 734,106  $ 229,438
                                                                             =========  =========

                See notes to consolidated financial statements

                                 ENTRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                Year Ended December 31,
                                                         -------------------------------------
                                                            1999         2000         2001
                                                         -----------  -----------  -----------
Revenues:
   License.............................................. $    61,482  $    93,112  $    48,027
   Services and maintenance.............................      23,732       55,265       69,938
                                                         -----------  -----------  -----------
       Total revenues...................................      85,214      148,377      117,965
                                                         -----------  -----------  -----------

Cost of revenues:
   License..............................................       2,286        4,418        4,515
   Services and maintenance.............................      13,016       32,418       43,640
                                                         -----------  -----------  -----------
       Total cost of revenues...........................      15,302       36,836       48,155
                                                         -----------  -----------  -----------
Gross profit............................................      69,912      111,541       69,810
                                                         -----------  -----------  -----------

Operating expenses:
   Sales and marketing..................................      40,900       73,248       87,439
   Research and development.............................      16,605       27,625       30,892
   General and administrative...........................       7,752       12,083       20,509
   Acquired in-process research and development.........          --       29,614           --
   Amortization of purchased product rights.............          --        2,751        3,322
   Amortization of goodwill and other purchased
     intangibles........................................         712       59,952       62,142
   Impairment of goodwill, purchased product rights and
     other purchased intangibles........................          --           --      326,953
   Restructuring charges................................          --           --       65,511
   Write-down of leaseholds and other long-lived
     assets.............................................          --           --       13,519
                                                         -----------  -----------  -----------
       Total operating expenses.........................      65,969      205,273      610,287
                                                         -----------  -----------  -----------
Income (loss) from operations...........................       3,943      (93,732)    (540,477)
                                                         -----------  -----------  -----------
Other income (expense):
   Interest income......................................       3,776       13,809        8,330
   Realized gain on investments.........................          --           --        1,103
   Write-down of long-term strategic investments........          --           --      (10,800)
                                                         -----------  -----------  -----------
       Total other income (expense).....................       3,776       13,809       (1,367)
                                                         -----------  -----------  -----------
Income (loss) before income taxes.......................       7,719      (79,923)    (541,844)
Provision for income taxes..............................      (1,800)      (2,337)      (1,828)
                                                         -----------  -----------  -----------
Net income (loss)....................................... $     5,919  $   (82,260) $  (543,672)
                                                         ===========  ===========  ===========

Net income (loss) per share:
   Basic................................................ $      0.13  $     (1.44) $     (8.57)
   Diluted.............................................. $      0.11  $     (1.44) $     (8.57)
Weighted average common shares used in per share
  computations:
   Basic................................................  43,846,922   57,003,479   63,410,786
   Diluted..............................................  54,802,682   57,003,479   63,410,786

                See notes to consolidated financial statements

                                 ENTRUST, INC.

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
             for the years ended December 31, 1999, 2000 and 2001
                       (in thousands, except share data)

                                                                                                         Accumulated
                                   Common Stock    Special Voting Stock Additional Unearned Accumulated     Other
                                 ----------------- -------------------   Paid-In   Compen-    Income    Comprehensive
                                   Shares   Amount   Shares      Amount  Capital    sation   (Deficit)  Income (Loss)
                                 ---------- ------ ----------    ------ ---------- -------- ----------- -------------
Balances at December 31,
 1998........................... 42,492,681  $425   5,157,289     $ 52   $112,483   $(635)   $ (25,177)    $   (89)
 Unearned compensation
  amortized.....................         --    --          --       --         --     196           --          --
 Common shares issued:
   Stock option exercises.......  2,636,482    27          --       --      8,388      --           --          --
   Employee Stock Purchase
    Plan........................     74,285    --          --       --      1,304      --           --          --
 Tax equivalent related to non-
  qualified option exercises....         --    --          --       --        708      --           --          --
 Comprehensive income (loss):
   Net income...................         --    --          --       --         --      --        5,919          --
   Translation adjustment.......         --    --          --       --         --      --           --        (446)
                                 ----------  ----  ----------     ----   --------   -----    ---------     -------
   Total comprehensive
    income......................


Balances at December 31,
 1999........................... 45,203,448   452   5,157,289       52    122,883    (439)     (19,258)       (535)
 Unearned compensation
  related to non-employee
  stock options granted.........         --    --          --       --        101    (101)          --          --
 Unearned compensation
  amortized.....................         --    --          --       --         --     224           --          --
 Special voting shares
  exchanged.....................  5,157,289    52  (5,157,289)     (52)        --      --           --          --
 Common shares issued:..........
 Cash...........................  2,074,260    21          --       --    162,622      --           --          --
 Acquisitions, including
  options and warrants..........  8,548,177    85          --       --    482,187      --           --          --
 Stock option exercises.........  1,701,659    17          --       --      6,320      --           --          --
 Employee Stock Purchase
  Plan..........................     68,905     1          --       --      1,705      --           --          --
 Common shares issuance
  costs.........................         --    --          --       --     (1,130)     --           --          --
 Tax equivalent related to non-
  qualified option exercises....         --    --          --       --        916      --           --          --
 Comprehensive income (loss):
   Net loss.....................         --    --          --       --         --      --      (82,260)         --
   Unrealized loss on
    investments.................         --    --          --       --         --      --           --      (1,457)
   Unrealized gain on gross-up
    receivable related to
    investments.................         --    --          --       --         --      --           --       1,457
   Translation adjustment.......         --    --          --       --         --      --           --         201
                                 ----------  ----  ----------     ----   --------   -----    ---------     -------
   Total comprehensive loss.....

Balances at December 31,
 2000........................... 62,753,738   628          --       --    775,604    (316)    (101,518)       (334)
 Unearned compensation
  related to non-employee
  stock options granted.........         --    --          --       --          6      (6)          --          --
 Unearned compensation
  amortized.....................         --    --          --       --         --     222           --          --
 Warrants and options issued
  to non-employee for
  services rendered.............         --    --          --       --      1,092      --           --          --
 Common shares issued:
   Stock option exercises.......  1,422,735    14          --       --      3,070      --           --          --
   Employee Stock Purchase
    Plan........................    255,579     3          --       --      2,107      --           --          --
 Comprehensive loss:
   Net loss.....................         --    --          --       --         --      --     (543,672)         --
   Unrealized loss on
    investments, net
    of reclassification
    adjustment..................         --    --          --       --         --      --           --        (220)
   Translation adjustment.......         --    --          --       --         --      --           --        (835)
                                 ----------  ----  ----------     ----   --------   -----    ---------     -------
   Total comprehensive loss.....

Balances at December 31,
 2001........................... 64,432,052  $645          --     $ --   $781,879   $(100)   $(645,190)    $(1,389)
                                 ==========  ====  ==========     ====   ========   =====    =========     =======

                                                   Total
                                 Comprehensive Shareholders'
                                 Income (Loss)    Equity
                                 ------------- -------------
Balances at December 31,
 1998...........................                 $  87,059
 Unearned compensation
  amortized.....................                       196
 Common shares issued:
   Stock option exercises.......                     8,415
   Employee Stock Purchase
    Plan........................                     1,304
 Tax equivalent related to non-
  qualified option exercises....                       708
 Comprehensive income (loss):
   Net income...................   $   5,919         5,919
   Translation adjustment.......        (446)         (446)
                                   ---------     ---------
   Total comprehensive
    income......................   $   5,473
                                   =========

Balances at December 31,
 1999...........................                   103,155
 Unearned compensation
  related to non-employee
  stock options granted.........                        --
 Unearned compensation
  amortized.....................                       224
 Special voting shares
  exchanged.....................                        --
 Common shares issued:..........
 Cash...........................                   162,643
 Acquisitions, including
  options and warrants..........                   482,272
 Stock option exercises.........                     6,337
 Employee Stock Purchase
  Plan..........................                     1,706
 Common shares issuance
  costs.........................                    (1,130)
 Tax equivalent related to non-
  qualified option exercises....                       916
 Comprehensive income (loss):
   Net loss.....................   $ (82,260)      (82,260)
   Unrealized loss on
    investments.................      (1,457)       (1,457)
   Unrealized gain on gross-up
    receivable related to
    investments.................       1,457         1,457
   Translation adjustment.......         201           201
                                   ---------     ---------
   Total comprehensive loss.....   $ (82,059)
                                   =========
Balances at December 31,
 2000...........................                   674,064
 Unearned compensation
  related to non-employee
  stock options granted.........                        --
 Unearned compensation
  amortized.....................                       222
 Warrants and options issued
  to non-employee for
  services rendered.............                     1,092
 Common shares issued:
   Stock option exercises.......                     3,084
   Employee Stock Purchase
    Plan........................                     2,110
 Comprehensive loss:
   Net loss.....................   $(543,672)     (543,672)
   Unrealized loss on
    investments, net
    of reclassification
    adjustment..................        (220)         (220)
   Translation adjustment.......        (835)         (835)
                                   ---------     ---------
   Total comprehensive loss.....   $(544,727)
                                   =========
Balances at December 31,
 2001...........................                 $ 135,845
                                                 =========

                See notes to consolidated financial statements

                                 ENTRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                  1999       2000       2001
                                                                ---------  ---------  ---------
Operating activities:
 Net income (loss)............................................. $   5,919  $ (82,260) $(543,672)
 Non-cash items in income (loss):
   Depreciation and amortization...............................     3,348     67,026     73,431
   Deferred income taxes.......................................       867         --         --
   Tax equivalent related to non-qualified option exercises....       708        916         --
   Unearned compensation amortized.............................       196        224        222
   Acquired in-process research and development................        --     29,614         --
   Revenue from non-monetary transaction.......................        --     (2,988)      (734)
   Loss on disposition of short-term marketable investments....        --         --        261
   Provision for doubtful accounts.............................       157      1,688      8,508
   Impairment of goodwill, purchase product rights and other
     purchased intangibles.....................................        --         --    326,953
   Non-cash other special non-recurring charges................        --         --      3,212
   Gain on disposition of long-term strategic investments......        --         --     (1,584)
   Write-down of leaseholds and other long-lived assets........        --         --     13,519
   Write-down of long-term strategic investments...............        --         --     10,800
 Changes in operating assets and liabilities, net of effects of acquisitions:
   Decrease (increase) in accounts receivable..................    (7,961)   (21,740)    13,642
   Decrease (increase) in other receivables....................       108     (1,458)     1,736
   Decrease (increase) in prepaid expenses and other assets....    (1,029)    (3,788)     1,395
   Increase (decrease) in accounts payable.....................      (551)     5,879     (2,984)
   Increase (decrease) in accrued liabilities..................     4,175      8,283     (7,601)
   Increase in accrued restructuring charges...................        --         --     46,988
   Increase (decrease) in deferred revenue.....................     2,970      5,777     (1,790)
   Increase (decrease) due to related party....................        31         --       (799)
                                                                ---------  ---------  ---------
     Net cash provided by (used in) operating activities.......     8,938      7,173    (58,497)
                                                                ---------  ---------  ---------
Investing activities:
 Purchases of marketable investments...........................  (102,230)  (346,369)  (202,638)
 Dispositions of marketable investments........................   109,786    216,062    288,737
 Purchases of property and equipment...........................    (4,421)   (19,717)   (13,629)
 Proceeds on disposition of property and equipment.............        --         --        264
 Increase in long-term strategic investments...................    (1,300)   (14,922)    (2,308)
 Proceeds on disposition of long-term strategic investments....        --         --      4,632
 Increase in other long-term assets............................    (1,849)    (1,218)    (1,692)
 Net cash payments in purchase transactions....................        --     (7,739)        --
                                                                ---------  ---------  ---------
     Net cash provided by (used in) investing activities.......       (14)  (173,903)    73,366
                                                                ---------  ---------  ---------
Financing activities:
 Repayment of long-term liabilities............................       (32)       (75)      (355)
 Proceeds from exercise of stock options and employee stock
   purchase plan...............................................     9,719      8,043      6,287
 Proceeds from issuance of common stock, net...................        --    161,513         --
                                                                ---------  ---------  ---------
     Net cash provided by financing activities.................     9,687    169,481      5,932
                                                                ---------  ---------  ---------
Effect of exchange rate changes on cash........................      (446)      (387)       225
                                                                ---------  ---------  ---------
Net change in cash and cash equivalents........................    18,165      2,364     21,026
Cash and cash equivalents at beginning of year.................     3,712     21,877     24,241
                                                                ---------  ---------  ---------
Cash and cash equivalents at end of year....................... $  21,877  $  24,241  $  45,267
                                                                =========  =========  =========

                See notes to consolidated financial statements

                                 ENTRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (in thousands, except share and per share data, unless indicated otherwise)

1.  Company Background

   Entrust, Inc. (the "Company") is a leading global provider of Internet security solutions and services that make it safe to do business and complete transactions over the Internet. The Company has a broad set of identification, entitlements, verification, privacy and security management capabilities. Major corporations, service providers, financial institutions and government agencies in more than 40 countries rely on the privacy, security and trust provided through the Company's portfolio of award-winning technologies.

   The Company was incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Corporation and its subsidiary Nortel Networks Inc. (collectively, "Nortel Networks"). At the close of business on December 31, 1996, Nortel Networks transferred to the Company certain of its assets and liabilities, intellectual property, rights, licenses and contracts. In exchange, Nortel Networks received Series A common stock, Special Voting stock, and cash consideration. At the close of business on December 31, 1996, the Company issued Series B common stock in a private placement. After the completion of the private placement, Nortel Networks owned approximately 73% of the outstanding shares of the Company's voting stock assuming conversion of the Series B common stock and Series B Non-Voting common stock.

   On August 21, 1998, the Company closed its initial public offering ("IPO"), issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79,100.

   On February 29, 2000 and March 2, 2000, the Company closed its follow-on offering (which included an over-allotment option closing), issuing an aggregate of 2,074,260 shares of its Common stock at an offering price $82 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $161,500.

   On June 4, 2001, the Company changed its name to Entrust, Inc.

   At December 31, 2001, Nortel Networks owned approximately 21% of the Company's Common stock.

2.  Significant Accounting Policies

Consolidation

   The consolidated financial statements of the Company include the accounts of its majority-owned Canadian subsidiary, Entrust Technologies Limited, and its wholly-owned subsidiaries, Entrust (Europe) Limited and enCommerce Limited in the U.K., Entrust GmbH in Germany, r/3/ Security Engineering AG ("r/3/") and Entrust Technologies (Switzerland) GmbH in Switzerland, CygnaCom Solutions, Inc. ("CygnaCom") and enCommerce, Inc. ("enCommerce") in the U.S., Entrust s.a.r.l. in France, and enCommerce K.K. in Japan. The minority interest in the Canadian subsidiary has been insignificant to date. All significant intercompany transactions and accounts are eliminated in consolidation.

                                 ENTRUST, INC.

  (in thousands, except share and per share data, unless indicated otherwise)


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

   The Company does not use derivative financial products for hedging or speculative purposes related to foreign currency. Therefore, the Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, Germany, France, Japan, Switzerland and the United Kingdom. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Also, management periodically reviews the potential financial impact of this risk and currently believes that the Company is not subject to significant potential losses.

Revenue recognition

   The Company generates revenues from licensing the rights to its software products to end-users and, to a lesser extent, from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support, or maintenance, performed for customers who license its products. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and SOP No. 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions".

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

   Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance to customers. Revenues from the sale of Web server certificates are also recognized ratably over the term of the certificate, which is typically one to two years.

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

                                 ENTRUST, INC.

  (in thousands, except share and per share data, unless indicated otherwise)


   The Company uses the percentage-of-completion method to account for fixed-price custom development contracts. Under this method, the Company recognizes revenues and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis.

Cost of revenues

   Cost of licenses includes the cost of product media, product packaging, documentation, other production costs and third-party royalties. Amortization of purchased products rights acquired as part of the acquisition of enCommerce has been excluded from cost of license revenues and instead is included in operating expenses.

   Cost of services and maintenance consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, as well as amounts paid to third-party consulting firms for those services.

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

Marketable and other investments

   The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At December 31, 2000 and 2001, the amortized cost of the Company's held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current or long-term assets.

                                 ENTRUST, INC.

  (in thousands, except share and per share data, unless indicated otherwise)


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

   The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. In 2000, the Company entered into and designated such a hedge on the investment classified as available for sale, in the form of a call option hedge that enabled the Company to receive, from the investee, a combination of cash and additional in-kind equity securities equal to any deficiency between the original cost basis of the equity securities of $3,400 and the aggregate of the market values on the dates that the securities were made available for sale on the applicable public equity market. This option was accounted for as a fair value hedge in accordance with SFAS No. 133. In 2001, the Company exercised the call option and, as a result, received additional common stock of the investee valued then at $1,700.

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial position or results of operations because the Company is engaged in limited derivatives use. In implementing SFAS No. 133, the Company reclassified both the unrealized loss on an investment and the offsetting unrealized gain on a related hedge of $1,500 at January 1, 2001 from accumulated other comprehensive income to results of operations with zero net effect on earnings.

   The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company's ownership share in these companies ranges from 1% to 10% of voting share capital. Consistent with the Company's policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows as well as qualitative factors. In addition, the Strategic Investment Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. In 2001, the Company recorded impairments totaling $10,800 and a realized gain on disposition of $1,600 related to these investments. These investments have a remaining carrying value of $4,555 at December 31, 2001.

   The Company recorded revenues representing less than 6%, 6% and 4% of total revenues in December 31, 1999, 2000 and 2001, respectively, with respect to arms-length transactions with companies in which it had made strategic equity investments recorded at cost.

                                 ENTRUST, INC.

  (in thousands, except share and per share data, unless indicated otherwise)


Accounts receivable and other current receivables

   The Company's customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 24% and 43% of accounts receivable as of December 31, 2000 and 2001, respectively. No individual customer accounted for more than 10% of accounts receivable at December 31, 2000. One customer accounted for 16% of accounts receivable at December 31, 2001. Accounts receivable at December 31, 2001 also include an accrued unbilled receivable of $3,700 that will not be billed until April 2002. The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for potential losses due to credit risk, and believes that the allowance for losses is adequate. The following table summarizes the changes in the allowance for doubtful accounts:

                                                           December 31,
                                                      ----------------------
                                                      1999    2000    2001
                                                      -----  ------  -------
   Allowance for doubtful accounts, beginning of year $ 753  $  703  $ 2,932
   Additional provision:
      Doubtful accounts..............................   426   1,690    8,508
      Arising from acquisitions......................    --   1,278       --
   Amounts written-off, net of recoveries............  (476)   (739)  (7,531)
                                                      -----  ------  -------
   Allowance for doubtful accounts, end of year...... $ 703  $2,932  $ 3,909
                                                      =====  ======  =======

   Other current receivables include federal income tax and other tax refunds of $1,421 and $758 as well as work-in-process relating to time-and-materials services contracts of $1,225 and $490 at December 31, 2000 and 2001, respectively.

Property and equipment

   Property and equipment is stated at cost. Depreciation is calculated generally using the straight-line method over the estimated useful lives of the assets. The expected useful lives of the furniture and fixtures, computer and telecom equipment and software is three to five years and the remaining term of the facility lease for leasehold improvements.

   Recoverability of property, equipment and other long-lived assets is periodically reviewed for impairment on the basis of undiscounted cash flows. If the expected cash flows are less than the asset's carrying value, the asset is written down to its fair value.

Goodwill, purchased product rights and other purchased intangibles

   Acquisition-related intangible assets are amortized using the straight-line method over their estimated useful lives. The expected useful lives of goodwill, purchased product rights and other purchased intangibles is three to five years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


Other long-term assets

   Other long-term assets consist primarily of licenses of technology, used by the Company to provide services, and capitalized localization costs. These costs of $2,752 and $1,642 are amortized on a straight-line basis over three to four years and are stated net of accumulated amortization of $520 and $499 at December 31, 2000 and 2001, respectively. Other long-term assets also include long-term rent deposits of $279 at December 31, 2001.

Advertising expense

   Advertising costs are charged to expense as incurred and totaled $1,990, $3,282 and $7,101 in 1999, 2000 and 2001, respectively. Expense in 2001 includes $1,311 relating to restructuring and special non-recurring charges.

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

Stock-based compensation

   Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (''APB'') Opinion No. 25. SFAS No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 11 the required pro forma effect on net income (loss) and earnings per share.

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

Financial instruments and concentration of credit risk

   The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Marketable investments

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

consist of publicly traded debt and equity securities. The amortized cost basis of publicly traded debt securities classified as held to maturity approximates fair value due to the short-term nature of these instruments. Marketable investments classified as available for sale are recorded at market value based on specific identification.

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

Recent accounting pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 141, "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

   Also in June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. Adoption of SFAS
No. 142 is effective for the Company beginning January 1, 2002, and will reduce amortization expense thereafter. The Company is still in the process of evaluating the complete impact of the provisions of SFAS No. 142 with respect to the carrying values of goodwill and other purchased intangibles.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company beginning January 1, 2002 and supersedes SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regard to the impairment of long-lived assets. The Company is in the process of evaluating the impact of the provisions of SFAS No. 144.

Use of estimates

   The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


Reclassifications

   Certain reclassifications have been made to prior years' balances in order to conform to fiscal 2001 presentation.

3.  Restructuring and Other Special Non-recurring Charges

   On June 4, 2001, the Company announced a Board-approved restructuring program to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that were negatively affecting technology investment in the market. The restructuring program includes a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

   As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on the Company and its global base of customers, the Company recognized restructuring and special non-recurring charges of $433,600 in the second fiscal quarter of 2001, with subsequent adjustments in the third and fourth quarter of $1,400, as outlined below (table in millions):

                                                                   Total
                                                                  Special    Adjustments   Total Special
                                                                  Charges     Recorded        Charges
                                         Accrued    Other Special through  July 1, 2001 to    through
                                      Restructuring Non-recurring June 30,  December 31,   December 31,
                                         Charges       Charges      2001        2001           2001
                                      ------------- ------------- -------- --------------- -------------
Workforce reduction and other
  personnel costs....................     $13.5        $  4.1      $ 17.6       $ 0.3         $ 17.9
Consolidation of excess
  facilities.........................      38.2          13.5        51.7         0.5           52.2
Discontinuance of non-core
  products and programs..............      13.8           6.4        20.2        (0.8)          19.4
Impairment of goodwill, purchased
  product rights and other intangible
  purchased assets...................        --         327.0       327.0          --          327.0
Write-down of long-term strategic
  investments........................        --           6.1         6.1         4.7           10.8
Bad debt write-offs and additional
  provisions to the allowance for
  doubtful accounts..................        --          11.0        11.0        (3.3)           7.7
                                          -----        ------      ------       -----         ------
Total................................     $65.5        $368.1      $433.6       $ 1.4         $435.0
                                          =====        ======      ======       =====         ======

   The following paragraphs provide information relating to the restructuring programs that resulted in the total special charges listed above, which were recognized in 2001.

Workforce reduction and other personnel costs

   The restructuring program resulted in the reduction of approximately 400 regular full-time employees across the Company, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs, and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

Entrust.Net(TM) and Entrust@YourService(TM) and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter, and the workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001. The Company recorded a workforce reduction charge of $13,400 primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

   Other special non-recurring charges included employee relocation expenses, hiring fees and signing bonuses totaling $4,500, which were recorded primarily in general and administrative expenses.

Consolidation of excess facilities

   The Company recorded restructuring costs of $39,200 relating to the consolidation of excess facilities. The consolidation of excess facilities includes a total of eight offices in seven cities throughout the world. The majority (approximately 85%) of the costs are related to the 75,000 square foot facility in Santa Clara, CA. The costs for consolidation of excess facilities are related primarily to non-cancelable lease costs offset by estimated sublet recoveries. These costs are payable contractually over up to 10 years, which is the lease term of the Santa Clara facility. However, the Company will be evaluating ongoing possibilities to settle this obligation in the most economic manner. Therefore, it has been classified as current in nature.

   In addition to the $39,200 of restructuring costs related to excess facilities, an additional $13,000 of facilities-related costs were recorded as a special non-recurring charge as a result of impairment of leasehold improvements and other property and equipment that was disposed of or removed from operations as a result of the consolidation of excess facilities, and were included in the write-down of leaseholds and other long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". These assets were identified as assets to be disposed of that would have no future benefit to the Company. Therefore, these assets were reported at the lower of carrying amount and fair value, less costs of disposition. The majority of these costs are non-cash charges.

Discontinuance of non-core products and programs

   In support of the restructuring objective to reduce costs and focus the Company on core technologies, the Company discontinued several non-core products and programs. The discontinued products and programs, totaling $12,900, are primarily related to the Company's services business initiatives and to certain desktop applications for which the Company has not achieved the growth and profitability targets in line with its core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which are being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items is expected to be substantially incurred by the end of the first quarter of fiscal 2002. Accrued estimated minimum royalty obligations related to certain discontinued products of $4,200 are payable contractually over the next three years.

   The discontinuance of products and programs, and expenses related to rebranding of the Company and its products, resulted in $6,500 of special non-recurring charges, which was primarily recorded in sales and marketing expenses.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


Summary of accrued restructuring charges

   The following table is a summary of the accrued restructuring charges as at December 31, 2001 (table in millions):

                                                Total                            Accrued
                                               Charges                        Restructuring
                                              Accrued at                       Charges at
                                               June 30,    Cash               December 31,
                                                 2001    Payments Adjustments     2001
                                              ---------- -------- ----------- -------------
Workforce reduction and other personnel costs   $13.5     $11.1      $(0.1)       $ 2.3
Consolidation of excess facilities...........    38.2       4.6        1.0         34.6
Discontinuance of non-core products and
  programs...................................    13.8       2.8       (0.9)        10.1
                                                -----     -----      -----        -----
Total........................................   $65.5     $18.5      $  --        $47.0
                                                =====     =====      =====        =====

Impairment of goodwill, purchased product rights and other intangible purchased assets

   Due to the decline in the Company's market capitalization, the decline in current overall business conditions within its target market segments and the restructuring program, the Company completed an assessment of the recoverability of goodwill on its balance sheet, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r/3/ acquisitions will not be recovered through the estimated undiscounted future cash flows. The Company then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r/3/ acquisition. The result of this analysis is a charge of $327,000 related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition account for $325,400 of the impairment. This acquisition has failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess(TM) product that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1,600 of goodwill impairment is the result of the r/3/ acquisition, which was impacted primarily by the workforce restructuring.

   Revenues from the enCommerce products and services are estimated to have contributed approximately 20% to 25% of total revenues of the Company in 2001, but are estimated to have generated operating losses since acquisition. The results of operations related to the r/3/ acquisition were not significant.

Write-down of long-term strategic investments

   The Company assesses the recoverability of the carrying value of its strategic investments on a regular basis. Factors that the Company considers important that could trigger impairment include, but are not limited to, the likelihood that the company in which the Company invested would have insufficient cash flows to operate for the next twelve months, significant changes in such company's operating performance or business model, and changes in overall market conditions. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $10,800 in 2001. The Company also recorded a gain on the disposition of a long-term strategic investment of $1,600 in 2001.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


Bad debt write-offs and additional provisions to the allowance for doubtful accounts.

   Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, the Company recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $7,700 in the year ended December 31, 2001, which was recorded primarily in sales and marketing expenses.

4.  Acquisitions and Related Intangible Assets

   On June 26, 2000, the Company completed the acquisition of all of the outstanding capital stock, options and warrants of enCommerce, a global portal infrastructure company and a provider of software and services designed to manage electronic business relationships, based in Santa Clara, California, with subsidiaries in England and Japan, in exchange for an aggregate of 8,548,177 shares of the Company's Common stock and options and warrants to purchase 1,701,823 shares of Common stock, with an aggregate fair value of $482,272. The Company also incurred approximately $23,246 in acquisition-related costs. The enCommerce acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $505,518 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remaining $449,640 allocated to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an independent appraisal was done of the intangible assets, resulting in $29,614 of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in June 2000. Amortization of $57,196 and $59,473 was recorded in 2000 and 2001, respectively, related to goodwill and other purchased intangible assets arising from this acquisition. In addition, the Company recorded an impairment of $325,379 related to the goodwill, purchased product rights and other purchased intangibles from this acquisition in 2001.

   On March 14, 2000, the Company completed the acquisition of all of the outstanding stock of CygnaCom, a Virginia corporation, that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. All of the outstanding common shares of CygnaCom were exchanged, in the aggregate, for a purchase price of $16,000 in cash and $555 in assumed net liabilities and acquisition expenses. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the fair value of the assets and liabilities acquired, with the remainder allocated to goodwill. Goodwill of $16,555 was recorded as a result of this acquisition and, accordingly, $4,600 and $5,520 of goodwill amortization was recorded in 2000 and 2001, respectively.

   The results of operations of the businesses acquired in 2000 have been included in the Company's financial statements commencing from the respective effective acquisition dates for accounting purposes. The following unaudited pro forma data summarize the combined results of operations of Entrust, CygnaCom and enCommerce for the years ended December 31, 1999 and 2000, respectively, as if the acquisitions had taken place as of the beginning of the respective periods, and, accordingly, exclude the $29,614 write-off of in-process research and development, a non-recurring charge directly attributable to the acquisition of enCommerce and include a full period's amortization of goodwill and other purchased intangibles in each period shown. Also, the per share

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

data, in each period shown, includes the Common shares of the Company issued in connection with the acquisition of enCommerce, but excludes options and warrants issued as their effect is antidilutive.

                                                       Pro forma
                                                Year Ended December 31,
                                                ----------------------
                                                   1999         2000
                                                ---------    ---------
           Revenues............................ $ 102,320    $ 159,975
                                                =========    =========
           Net loss............................ $(124,916)   $(124,596)
                                                =========    =========
           Net loss per basic and diluted share $   (2.38)   $   (2.03)
                                                =========    =========

   In addition, on June 8, 1998, the Company acquired r/3/, a company based in Zurich, Switzerland, which provides consulting, applied research and product development services related to commercial security and encryption solutions. The Company acquired all of the outstanding shares of r/3/ for an aggregate purchase price of $23,774, which included approximately $4,391 in cash, $17,013 representing 1,167,288 shares of Redeemable Series A common stock (subsequently converted into Common stock upon the closing of the Company's initial public offering) and approximately $994 in assumed net liabilities and acquisition costs. This acquisition was accounted for under the purchase method of accounting. In connection with the purchase price allocation, the Company obtained an independent appraisal of the intangible assets, which indicated approximately $20,208 of the acquired intangible assets consisted of in-process product development and, accordingly, the $20,208 was included as an expense in the consolidated statement of operations in 1998. The Company recorded goodwill of $4,016 as a result of this acquisition and, accordingly, has recorded $712, $907 and $470 of amortization with respect to the goodwill in 1999, 2000 and 2001, respectively. In addition, the Company recorded an impairment of $1,574 to the goodwill related to this acquisition in 2001.

   The primary components of acquisition-related intangible assets, including goodwill and purchased product rights, are as follows:

                                                   December 31
                                               -------------------
                                                 2000      2001
                                               --------  ---------
            Goodwill.......................... $421,736  $ 365,127
            Less: accumulated amortization....  (56,609)   (56,144)
            Less: impairment of carrying value       --   (302,547)
                                               --------  ---------
            Goodwill, net..................... $365,127  $   6,436
                                               ========  =========
            Other purchased intangibles:
            Customer list..................... $  3,360  $   2,800
            Assembled work force..............   23,105     19,254
                                               --------  ---------
                                                 26,465     22,054
            Less: accumulated amortization....   (4,411)    (5,994)
            Less: impairment of carrying value       --    (11,310)
                                               --------  ---------
            Other purchased intangibles, net.. $ 22,054  $   4,750
                                               ========  =========
            Purchased product rights.......... $ 22,010  $  19,259
            Less: accumulated amortization....   (2,751)    (3,325)
            Less: impairment of carrying value       --    (13,096)
                                               --------  ---------
            Purchased product rights, net..... $ 19,259  $   2,838
                                               ========  =========

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

5.  Investments

   The Company's investments consist of the following:

                                                               December 31,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
 Short-term marketable investments:
    Held to maturity, at amortized cost:
        U.S. government agency debt securities............. $ 29,707  $ 13,073
        Corporate debt securities..........................  170,339    93,715
                                                            --------  --------
                                                             200,046   106,788
                                                            --------  --------
    Available for sale equity securities, at cost..........    3,400     1,720
        Unrealized loss....................................   (1,457)     (220)
                                                            --------  --------
           At market.......................................    1,943     1,500
                                                            --------  --------
    Receivable from gross-up provision, at cost............       --        --
        Unrealized gain....................................    1,457        --
                                                            --------  --------
           At market.......................................    1,457        --
                                                            --------  --------
               Total....................................... $203,446  $108,288
                                                            ========  ========
 Long-term investments:
    Marketable, held to maturity, at amortized cost:
        U.S. government agency debt securities............. $     --  $  2,776
        Corporate debt securities..........................       60     6,262
                                                            --------  --------
               Total long-term marketable.................. $     60  $  9,038
                                                            ========  ========
    Strategic:
        Other equity securities, at cost................... $ 16,615  $  4,555
        Advances to strategic equity investee, at cost.....       --       521
                                                            --------  --------
               Total long-term strategic................... $ 16,615  $  5,076
                                                            ========  ========

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

   As of December 31, 2000, the Company had recorded an aggregate unrealized loss, included in other comprehensive income (loss), on the marketable equity securities recorded at market, and classified as available for sale, in the amount of $1,457. However, this unrealized loss was completely offset by an aggregate unrealized gain recorded as a result of a "gross-up" provision indexed to the same equity securities, which represented a call option hedge to December 2001 that enabled the Company to receive a combination of cash and additional in-kind equity securities equal to the deficiency between the original cost basis of the equity securities and the aggregate of the market values on the dates that the securities were made available for sale on the applicable public equity market. This investment arose as a result of a non-monetary revenue transaction in the normal course of business, in 2000, in which shares in the customer's common stock were received as an in-kind payment in lieu of cash. Upon settlement of the hedge and the sale of the related securities in 2001, the reversal of the unrealized gain on the hedge and loss on the investment again were offsetting as reclassification adjustments to other comprehensive income.

   As of December 31, 2001, the Company recorded an aggregate unrealized loss, included in other comprehensive income, on the remaining balance of marketable equity securities, classified as available for sale, in the amount of $220, in order to adjust this investment to market value.

6.  Property and Equipment

   Property and equipment, at cost, consist of the following:

                                                         December 31,
                                                       ----------------
                                                        2000     2001
                                                       -------  -------
       Computer and telecom equipment................. $11,634  $ 9,535
       Furniture and fixtures.........................   6,411    3,898
       Leasehold improvements.........................   8,411    8,760
       Internal-use software..........................   4,031    4,394
       Equipment under capital lease..................     107       92
                                                       -------  -------
                                                        30,594   26,679
       Less: accumulated depreciation and amortization  (7,726)  (9,819)
                                                       -------  -------
       Subtotal.......................................  22,868   16,860
       Assets to be placed in service.................   2,300      530
                                                       -------  -------
       Total property and equipment, net.............. $25,168  $17,390
                                                       =======  =======

7.  Accrued Liabilities

   Accrued liabilities consist of the following:

                                                            December 31,
                                                           ---------------
                                                            2000    2001
                                                           ------- -------
     Payroll and related benefits......................... $10,360 $ 9,383
     Withholding taxes payable for stock options exercised   6,472      50
     Other................................................   5,479   5,688
                                                           ------- -------
                                                           $22,311 $15,121
                                                           ======= =======

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


8.  Income Taxes

   The following table presents the U.S. and foreign components of income
(loss) before income taxes and the provision for income taxes.

                                                           Year Ended December 31,
                                                        ----------------------------
                                                         1999      2000      2001
                                                        -------  --------  ---------
Income (loss) before income taxes:
   United States....................................... $ 4,271  $(85,876) $(519,062)
   Foreign.............................................   3,448     5,953    (22,782)
                                                        -------  --------  ---------
                                                        $ 7,719  $(79,923) $(541,844)
                                                        =======  ========  =========
(Provision) benefit for income taxes:
   Current:
       Federal......................................... $    21  $     --  $      --
       State and local.................................     (70)       --       (147)
       Foreign.........................................    (176)   (1,421)    (1,681)
                                                        -------  --------  ---------
                                                           (225)   (1,421)    (1,828)
                                                        -------  --------  ---------
   Deferred:
       Federal.........................................    (360)       --         --
       State and local.................................    (189)       --         --
       Foreign.........................................    (318)       --         --
                                                        -------  --------  ---------
                                                           (867)       --         --
                                                        -------  --------  ---------
       Federal and State tax equivalent related to
         non-qualified option exercises (credited
         to additional paid-in capital)................    (708)     (916)        --
                                                        -------  --------  ---------
Total provision for income taxes....................... $(1,800) $ (2,337) $  (1,828)
                                                        =======  ========  =========

   A reconciliation between income taxes computed at the federal statutory rate and income tax (provision) benefit is shown below:

                                                             Year Ended December 31,
                                                          -----------------------------
                                                            1999      2000      2001
                                                          --------  --------  ---------
Income tax (provision) benefit at federal statutory rate. $ (2,624) $ 27,174  $ 184,227
State and local taxes, net of federal benefits...........     (171)      (65)     5,599
Foreign earnings benefit (tax) at different rate.........     (226)      (38)     1,975
Acquired in-process research and development.............       --   (10,069)        --
Amortization and impairment of goodwill and other
  purchased intangibles..................................     (242)  (19,755)  (131,546)
Foreign research and development tax credits.............    1,933     2,065      1,719
Tax write-offs of intercompany investment in, advances to
  and operations of foreign subsidiary...................   10,472     2,602         --
Other....................................................    3,556    (2,222)     1,246
Valuation allowances on future benefits of tax losses and
  credits available......................................  (14,498)   (2,029)   (65,048)
                                                          --------  --------  ---------
Total provision for income taxes......................... $ (1,800) $ (2,337) $  (1,828)
                                                          ========  ========  =========

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


   Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company's net deferred tax benefits (liabilities) are as follows:

                                                                       December 31,
                                                                   -------------------
                                                                     2000      2001
                                                                   --------  ---------
Current asset:
   Accrued restructuring charges not currently deductible......... $     --  $  17,855
   Other allowances and accruals not currently deductible.........    1,540      1,300
   Deferred income currently taxable..............................    1,220        183
                                                                   --------  ---------
       Total......................................................    2,760     19,338
                                                                   --------  ---------
Non-current asset (liability):
   Deferred depreciation and amortization for tax purposes........    4,212      4,864
   Write-downs of long-lived assets and strategic investments not
     currently deductible.........................................       --      9,242
   United States and Foreign NOL and tax credit carry-forwards....   36,160     76,182
                                                                   --------  ---------
       Total......................................................   40,372     90,288
                                                                   --------  ---------
Total deferred tax asset..........................................   43,132    109,626
Valuation allowance...............................................  (43,132)  (109,626)
                                                                   --------  ---------
Net deferred tax asset............................................ $     --  $      --
                                                                   ========  =========

   United States and foreign NOL and tax credit carry-forwards include $12,402 and $13,808 at December 31, 2000 and December 31, 2001, respectively, related to NOL carry-forwards resulting from the exercise in 2000 and 2001 of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards of approximately $12,034 from enCommerce at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The annual utilization of acquired NOL carry-forwards may be limited by certain historical ownership changes at enCommerce.

   As at December 31, 2001, the Company has available the following income tax carry-forwards to reduce future income tax liabilities:

                                                               Period
                                                      Amount  Expiring
                                                      ------- ---------
        Net operating losses (tax benefits):
           United States............................. $55,642 2012-2021
           Foreign...................................  14,139 2005-2008
                                                      -------
                                                       69,781
        Foreign research and development tax credits.   6,401 2007-2011
                                                      -------
                                                      $76,182
                                                      =======

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


9.  Long-term Liabilities

   Long-term liabilities includes notes payable of $477 and $266 at December 31, 2000 and 2001, respectively, and capital lease obligations of $98 and $65 at December 31, 2000 and 2001, respectively, assumed as a result of the acquisition of enCommerce in 2000. These notes were entered into by enCommerce to finance the purchase of fixed assets, and will be retired by January 2003. The total future minimum lease payments of $78 on capital lease obligations are payable through May 2004. As of December 31, 2001, the current portions of $223 and $33, on the notes and lease obligations, respectively, have been included in accrued liabilities. These long-term liabilities bear interest at rates ranging from 8% to 14% and are collateralized by the financed assets.

   The remaining balance of long-term liabilities consists primary of long-term deposits and deferred rent assumed from enCommerce.

10.  Capital Stock

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

   As of December 31, 2001, there were no authorized, issued or outstanding shares of the Company's Series A, Redeemable Series A or Series B common stock.

Common Stock

   The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 250,000,000 shares of Common stock.

Preferred Stock

   The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock shall have such rights, preferences, privileges and

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as shall be determined by the Board of Directors. As of December 31, 2001, the Company had not issued any shares of Preferred stock.

11.  Stock Options and Warrants

Stock Option Plans

   In 2000, the Company's Board of Directors increased the number of authorized shares under the 1999 Non-Officer Employee Stock Incentive Plan (the "1999 Plan") to 7,600,000 shares. Also in 2000, the Company's Board of Directors approved an increase to 14,600,000 as the total number of authorized shares available for issuance under the 1996 Stock Incentive Plan (the "1996 Plan") applicable to the Company's full-time employees, officers, directors and consultants, plus an annual increase to be added on each of January 1, 2001 and January 1, 2002, equal to the lower of (i) 5% of the total number of outstanding shares of Common stock on such date or (ii) a lesser amount determined by the Board; provided, however, that the maximum number of shares of Common stock available for issuance under the 1996 Plan is 26,000,000 shares. In addition, concurrent with the acquisition of enCommerce, the Company's Board of Directors approved the assumption of the enCommerce 1997 Stock Option Plan and the enCommerce 1997B Stock Option Plan (collectively, the "enCommerce 1997 Plans"), and all outstanding warrants of enCommerce, and authorized an aggregate of 1,701,823 shares for issuance thereunder. As of January 1, 2001, the Company reserved 3,137,101 shares of Common stock for issuance under the 1996 Plan, as a result of the annual increase provision described above. In April 2001, the Board of Directors increased the Common stock reserved for issuance under the 1999 Plan by an additional 2,000,000 shares. On April 22, 2001, the Company entered into a Special Nonstatutory Stock Option Agreement (the "Special Plan") whereby an option was granted to acquire 2,000,000 shares of Common stock. Accordingly, the Company has reserved 2,000,000 shares of Common stock for issuance under the Special Plan. The options under the 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plan are granted at the then-current fair market value of the Common stock of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years, and generally expire on the tenth anniversary of the grant date or upon termination of employment.

   On June 19, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Under the program, Company employees were offered the opportunity to cancel certain outstanding stock options to purchase shares of Common stock previously granted to them. In exchange these employees will receive new options that will be granted under the 1999 Plan. The number of shares subject to the new options to be granted to each eligible employee will depend on the exercise price of the options tendered by the eligible employee and accepted for exchange. If the tendered options carry an exercise price of less than $50 per share, then the number of shares subject to new options will be equal to the number of shares subject to the options cancelled. If the tendered options carry an exercise price of $50 per share or more, then the number of shares subject to new options will be equal to one-half (1/2) the number of shares subject to the options cancelled. The new options are to be granted at a future date, at least six months and one day from the cancellation date of July 30, 2001. The exercise price of these new options will be equal to the fair market value of the Company's Common stock on the date of grant, which is not expected to be later than January 31, 2002. The Company has provided no promise to compensate the employees for any increases in the market price of the stock after the cancellation date. In addition, based on the July 30, 2001

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

cancellation date, those employees that choose to participate in the offer will also be required to tender all options granted since January 30, 2001. New options to be issued will have terms and conditions that are substantially the same as those of the cancelled options. This voluntary exchange program complies with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and related FASB EITF guidance and, accordingly, is not expected to result in any variable accounting compensation charges. Members of the Company's Board of Directors and executive officers were not eligible to participate in this program.

   Pursuant to the terms and conditions of the Offer to Exchange, a total of 592 eligible optionees participated in the option exchange program. The Company accepted for cancellation options to purchase 5,480,261 shares of its Common stock. Subject to the terms and conditions of the Offer to Exchange, the Company subsequently granted new options to purchase 5,033,822 shares of its Common stock on January 31, 2002, at an exercise price of $6.75 per share, in exchange for the options surrendered and accepted under the program.

   In connection with acquisitions in 2000, the Company assumed options to purchase 1,542,131 shares of Common stock held by employees and a warrant to purchase 159,692 shares of Common stock held by a non-employee third party. The fair values of these options and warrants were included in the total purchase price of the acquired businesses.

   A summary of the activity under the 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans is set forth below:

                                                            Options and Warrants Outstanding
                                                            --------------------------------
                                                                                    Weighted
                                                             Shares                 Average
                                                            Available   Number of   Exercise
                                                            for Grant    Shares      Price
                                                            ----------  ----------  --------
Balance at December 31, 1998...............................  1,560,228   8,020,926   $ 4.13
   Authorized..............................................  2,500,000          --
   Granted................................................. (2,531,330)  2,531,330    32.85
   Forfeited...............................................    496,951    (496,951)   11.35
   Exercised...............................................         --  (2,636,482)    3.28
                                                            ----------  ----------
Balance at December 31, 1999...............................  2,025,849   7,418,823    13.76
   Authorized.............................................. 11,801,823          --
   Granted................................................. (6,158,836)  6,158,836    39.76
   Assumed in acquisition.................................. (1,701,823)  1,701,823     7.13
   Forfeited...............................................    357,661    (357,661)   35.70
   Exercised...............................................         --  (1,701,659)    3.77
                                                            ----------  ----------
Balance at December 31, 2000...............................  6,324,674  13,220,162    25.68
   Authorized..............................................  7,137,101          --
   Granted................................................. (9,470,721)  9,470,721     9.55
   Cancelled under voluntary stock option exchange program.  5,480,261  (5,480,261)   33.82
   Forfeited...............................................  3,327,658  (3,327,658)   27.28
   Exercised...............................................         --  (1,422,735)    2.20
                                                            ----------  ----------
Balance at December 31, 2001............................... 12,798,973  12,460,229    11.98
                                                            ==========  ==========

   The number of outstanding options and warrants exercisable into common stock was 3,441,860, 4,142,586 and 5,414,036 at December 31, 1999, 2000 and 2001,
respectively. The weighted average exercise price of these exercisable outstanding options was $3.16, $8.73 and $11.57, respectively.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


   The following table summarizes information concerning currently outstanding options and warrants as at December 31, 2001:

                                                                            Options and Warrants
                                Options and Warrants Outstanding                 Exercisable
                         ---------------------------------------------- -----------------------------
                                                  Weighted     Weighted                      Weighted
                              Number of           Average      Average       Number of       Average
                         Options and Warrants    Remaining     Exercise Options and Warrants Exercise
Range of Exercise Prices     Outstanding      Contractual Life  Price       Exercisable       Price
------------------------ -------------------- ---------------- -------- -------------------- --------
   $0.12 to $2.67.......       1,904,871         4.5 years     $  2.04       1,842,864       $  2.04
   $3.25 to $4.99.......         324,942         9.6 years        3.99           7,101          4.05
   $5.00 to $7.30.......       6,201,948         8.5 years        6.57       1,933,900          6.60
   $7.46 to $10.74......         101,925         9.2 years        8.78           9,340          8.69
   $11.00 to $16.38.....         846,346         7.8 years       13.66         256,853         14.00
   $16.50 to $24.81.....       1,627,242         7.5 years       19.45         675,828         20.97
   $25.13 to $36.65.....         698,133         8.5 years       27.31         318,984         27.18
   $39.00 to $55.13.....         649,333         7.7 years       48.19         322,642         48.33
   $58.19 to $82.75.....          47,862         8.2 years       63.46          20,604         63.11
   $89.94 to $112.50....          57,627         8.2 years      102.10          25,920        102.34
                              ----------                                     ---------
                              12,460,229                         11.98       5,414,036         11.57
                              ==========                                     =========

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

   Under the terms of the Purchase Plan, as amended, the price per share paid by each participant on the last day of an offering period is an amount equal to 85% of the lesser of the fair market value per share of the Common stock on the first business day of an offering period or the last business day of such period.

   At the Annual Meeting of Stockholders held April 27, 2001, the stockholders of the Company approved an amendment to the Purchase Plan whereby the Common stock reserved for issuance under the 1998 Plan was increased to 1,000,000 shares.

   Termination of the Purchase Plan is at the discretion of the Board of Directors. Upon termination of the Purchase Plan, all amounts in the accounts of participating employees will be promptly refunded.

Stock-based Compensation

   On April 22, 2001, the Company issued a warrant to purchase 258,333 shares of the Company's Common stock, with an exercise price of $6.87 per share and expiration date of April 22, 2004, to a consultant of the Company. Also, in 2000 and 2001, the Company granted non-employee options to purchase 3,000 and 9,500 shares of Common stock at $44.00 and $8.20 per share over 10 years. The fair value of these options and warrants of $1,092 was recorded as an expense in 2001, when they vested.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

In addition, the Company recorded unearned compensation of $102 in 2000 and $6 in 2001 for these non-employee options, which is being amortized over the vesting period of four years from the date of grant. Accordingly, $28 and $25 was amortized into compensation expense for 2000 and 2001, respectively.

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, compensation expense was recognized for its stock-based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, the Company recorded unearned compensation of $784 for 1998. This amount is being amortized over the vesting period of four years from the date of grant, with $196 amortized into compensation expense for each of the years 1999, 2000 and 2001. For all other options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant. Had compensation costs for the Company's 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans been determined based on the fair value of the options at the grant date for awards to employees under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would have been as follows, on a pro forma basis.

                                                        Year Ended December 31,
                                                    ------------------------------
                                                      1999      2000       2001
                                                    --------  ---------  ---------
Net income (loss), as reported..................... $  5,919  $ (82,260) $(543,672)
Estimated additional stock based compensation costs
  under SFAS No. 123...............................  (13,464)   (95,200)   (49,141)
                                                    --------  ---------  ---------
Pro forma net loss................................. $ (7,545) $(177,460) $(592,813)
                                                    ========  =========  =========
Pro forma basic and diluted net loss per share..... $  (0.17) $   (3.11) $   (9.35)
                                                    ========  =========  =========

   In the pro forma calculations, the weighted average fair value for stock options granted during 1999, 2000 and 2001 was estimated at $24.97, $34.43 and $8.09 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

                                             Year Ended December 31,
                                             ----------------------
                                              1999      2000   2001
                                             ----      ----   ----
              Expected option life, in years    5         5      5
              Risk free interest rate....... 5.69%     6.11%  4.79%
              Dividend yield................   --        --     --
              Volatility....................   98%      127%   119%

12.  Net Income (Loss) per Share

   For the years ended December 31, 2000 and 2001, the antidilutive effect excluded from the diluted net loss per share computation due to the exchangeable Special Voting stock outstanding was 644,661 and nil shares, respectively, and due to options to purchase Common stock was 4,783,877 and 1,984,917 shares, respectively.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

   Net income (loss) per share has been calculated as follows:

                                                         December 31,
                                             ------------------------------------
                                                1999        2000         2001
                                             ----------- -----------  -----------
Net income (loss) available to common
  shareholders.............................. $     5,919 $   (82,260) $  (543,672)
                                             =========== ===========  ===========
Weighted average common shares outstanding:
Basic:
   Basic weighted average common shares
     outstanding............................  43,846,922  57,003,479   63,410,786
                                             ----------- -----------  -----------
   Basic net income (loss) per share........ $      0.13 $     (1.44) $     (8.57)
                                             =========== ===========  ===========
Diluted:
   Basic weighted average common shares
     outstanding............................  43,846,922  57,003,479   63,410,786
                                             ----------- -----------  -----------
   Exchange rights on Special Voting stock..   5,157,289         N/A          N/A
   Net effect of dilutive options using the
     treasury stock method..................   5,798,470         N/A          N/A
                                             ----------- -----------  -----------
   Subtotal.................................  10,955,759         N/A          N/A
                                             ----------- -----------  -----------
   Diluted weighted average common shares
     outstanding............................  54,802,682  57,003,479   63,410,786
                                             =========== ===========  ===========
   Diluted net income (loss) per share...... $      0.11 $     (1.44) $     (8.57)
                                             =========== ===========  ===========

13.  Related Party Transactions

   Significant related party transactions with the Company's largest shareholder, Nortel Networks, and affiliated companies, not otherwise disclosed in the financial statements, include the following:

   Revenues include sales to Nortel Networks for 1999, 2000 and 2001 of $1,453, $751 and $119, respectively. Revenues for 1999 include sales to Nortel Networks affiliated companies totaling $269.

   The Company reimburses Nortel Networks for expenses paid by Nortel Networks on behalf of the Company, net of revenues collected by Nortel Networks on behalf of the Company. The net expenses reimbursed amounted to $512, $295 and $210 for 1999, 2000 and 2001, respectively. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

   Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. The accounts receivable at December 31, 2000 and 2001, related to Nortel Networks and its affiliates, was insignificant.

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

14.  Commitments and Contingencies

Lease commitments

   The Company leases administrative and sales offices and certain property and equipment under noncancelable operating leases that will expire in 2011 with certain renewal options. Total rent expense under such leases for 1999, 2000 and 2001 were $4,754, $7,288 and $10,106, respectively. At December 31, 2001, the future minimum lease payments under operating leases were as follows:

                  2002............................... $ 6,936
                  2003...............................   4,943
                  2004...............................   3,960
                  2005...............................   3,627
                  2006...............................   3,761
                  Thereafter.........................  13,587
                                                      -------
                  Total future minimum lease payments $36,814
                                                      =======

   In addition to the lease commitments included above, the Company has provided letters of credit totaling $10,700 as security deposits in connection with certain office leases. The Company has noncancelable subleases of certain facilities included above. Payments to be received under these subleases will total $116 and $66 in 2002 and 2003, respectively.

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

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


15.  Employee Savings Plan

   The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching contributions made by the Company totaled $592, $1,732 and $2,627 for 1999, 2000 and 2001, respectively.

16.  Supplemental Cash Flows Information

   The following is provided as supplemental information to the consolidated statements of cash flows:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                         1999     2000    2001
                                                                        -----   -------- ------
Non-cash investing and financing activities:
   Issuance of Common stock, stock options and warrants related to the
     acquisition of enCommerce, Inc.................................... $  --   $482,272 $   --
                                                                        =====   ======== ======
Income taxes paid (received), net...................................... $(933)  $    243 $1,594
                                                                        =====   ======== ======

17.  Segment, Geographic and Major Customer Information

Segment information

   The Company conducts business in one operating segment: the design, production and sale of software products and related services for Internet security. The nature of the Company's different products and services is similar and, in general, the type of customers for those products and services is not distinguishable.

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

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)

   The Company operates in three main geographic areas as follows:

                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                                      1999     2000      2001
                                                                    -------- --------  ---------
Revenues:
   United States................................................... $ 55,709 $ 81,245  $  48,634
   Canada..........................................................   16,107   22,282     30,450
   Europe, Asia and Other..........................................   13,398   44,850     38,881
                                                                    -------- --------  ---------
       Total revenues.............................................. $ 85,214 $148,377  $ 117,965
                                                                    ======== ========  =========
Segment operating income (loss):
   United States................................................... $  1,724 $ (6,171) $ (57,898)
   Canada..........................................................    3,950    3,749    (10,140)
   Europe, Asia and Other..........................................    1,617    5,330      6,975
                                                                    -------- --------  ---------
       Total segment operating income (loss).......................    7,291    2,908    (61,063)
                                                                    -------- --------  ---------
Depreciation and amortization expense:
   United States...................................................    1,229   63,900     66,739
   Canada..........................................................    1,625    2,687      5,954
   Europe, Asia and Other..........................................      494      439        738
                                                                    -------- --------  ---------
       Total depreciation and amortization.........................    3,348   67,026     73,431
                                                                    -------- --------  ---------
Other income (expense):
   United States...................................................    3,776   13,809     (1,367)
                                                                    -------- --------  ---------
Acquired in-process research and development:
   United States...................................................       --   29,614         --
                                                                    -------- --------  ---------
Impairment of intangibles, write-downs of other long-lived assets, and restructuring charges:
   United States...................................................       --       --    393,058
   Canada..........................................................       --       --      9,739
   Europe, Asia and Other..........................................       --       --      3,186
                                                                    -------- --------  ---------
       Total.......................................................       --       --    405,983
                                                                    -------- --------  ---------
Income (loss) before income taxes:
   United States...................................................    4,271  (85,876)  (519,062)
   Canada..........................................................    2,325    1,062    (25,833)
   Europe, Asia and Other..........................................    1,123    4,891      3,051
                                                                    -------- --------  ---------
Total income (loss) before income taxes............................ $  7,719 $(79,923) $(541,844)
                                                                    ======== ========  =========

                                                                            December 31,
                                                                    ----------------------------
                                                                      1999     2000      2001
                                                                    -------- --------  ---------
Long-lived assets (generally depreciated over three to five years):
   United States................................................... $  8,493 $429,396  $  32,342
   Canada..........................................................    5,921   19,690     13,753
   Europe, Asia and Other..........................................      823    1,429        854
                                                                    -------- --------  ---------
       Total long-lived assets..................................... $ 15,237 $450,515  $  46,949
                                                                    ======== ========  =========
Total assets:
   United States................................................... $107,517 $671,103  $ 191,886
   Canada..........................................................   15,216   45,628     32,916
   Europe, Asia and Other..........................................    7,787   17,375      4,636
                                                                    -------- --------  ---------
       Total....................................................... $130,520 $734,106  $ 229,438
                                                                    ======== ========  =========

                                 ENTRUST, INC.

  (In thousands, except share and per share data, unless indicated otherwise)


Major customer information

   In 1999, a single customer in the United States accounted for 24% of revenues, and no other customers accounted for 10% or more of revenues. In 2000, no individual customer accounted for 10% or more of revenues. In 2001, a single customer in Canada accounted for 11% of revenues, and no other customers accounted for 10% or more of revenues.

                                 EXHIBIT INDEX

 Exhibit
 Number                                 Description                               Form Number
 ------   ----------------------------------------------------------------------- ---- ------
2.1(1)+   Stock Purchase Agreement dated March 14, 2000 by and among the
          Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom
          Solutions Inc.                                                           8-K     2
2.2(2)+   Agreement and Plan of Merger dated April 18, 2000 by and among the
          Registrant, Enable Acquisition Corp. and enCommerce, Inc.                8-K     2
3.1       Articles of Amendment and Restatement of Charter, as amended, of the     Enclosed
          Registrant                                                               herewith
3.2(3)    Amended and Restated Bylaws of the Registrant                            S-1   3.4
4.1(4)    Specimen certificate for shares of Common Stock, $.01 par value, of the
          Registrant                                                              10-Q   4.1
10.1(3)   Amended and Restated Registration Rights Agreement, dated as of
          July 30, 1998, by and among the Registrant and certain stockholders      S-1  10.3
10.2(3)   Strategic Alliance Agreement, dated as of December 31, 1996, between
          the Registrant and Northern Telecom Limited                              S-1  10.5
10.3(5)*  Employment Letter Agreement dated May 5, 2000 between the
          Registrant and Paul A. Doscher                                          10-Q  10.6
10.4(6)*  Separation Agreement and Release dated February 24, 2001 between
          the Registrant and John A. Ryan                                         10-K  10.4
10.5(3)*  Letter Agreement, dated as of June 4, 1997, between the Registrant and
          Richard D. Spurr                                                         S-1 10.12
10.6(7)*  Amendment to Separation Agreement and Release, dated August 22,
          2001, between the Registrant and John A. Ryan                           10-Q  10.1
10.7(5)*  Amended and Restated 1996 Stock Incentive Plan, as amended              10-Q 10.10
10.8(3)   Lease Agreement dated as of January 28, 1998, between Colonnade
          Development Incorporated and Entrust Technologies Limited                S-1 10.16
10.9      Lease Agreement dated November 16, 2001 between Intervest-               Enclosed
          Parkway, Ltd. and the Registrant                                         herewith
10.10(8)* Letter Agreement dated October 11, 1999 between the Registrant and
          David L. Thompson                                                        S-3  10.3
10.11(8)  Development Agreement dated December 29, 1999 between Canderel
          Management Inc. and Entrust Technologies Limited                         S-3  10.4
10.12(8)  Lease dated December 29, 1999 in Pursuance of the Short Forms of
          Lease Act between 786473 Ontario Limited, Entrust Technologies
          Limited and Registrant                                                   S-3  10.5
10.13(8)  Lease dated December 29, 1999 by and between 3559807 Canada Inc.,
          Entrust Technologies Limited and the Registrant                          S-3  10.6
10.14(5)* enCommerce, Inc. 1997 Stock Option Plan                                 10-Q  10.1
10.15(5)  enCommerce, Inc. 1997B Stock Option Plan                                10-Q  10.2
10.16(5)* Employment Letter Agreement dated May 5, 2000 between the
          Registrant and J. Alberto Yepez                                         10-Q  10.4
10.17(6)  Common Stock Warrant No. 1 of the Registrant dated June 26, 2000
          issued to Andersen Consulting LLP                                       10-K 10.17
10.18(5)* Non-competition and Non-solicitation Agreement effective as of June 26,
          2000 between the Registrant and Alberto Yepez                           10-Q  10.5
10.19(5)* Non-competition and Non-solicitation Agreement effective as of June 26,
          2000 between the Registrant and Paul Doscher                            10-Q  10.7

 Exhibit
 Number                                Description                              Form Number
 ------   --------------------------------------------------------------------- ---- ------
10.20     Lease dated November 14, 2000 between Sobrato Interests II and the     Enclosed
          Registrant                                                             herewith
10.21     First Amendment to Lease dated July 26, 2001 by and between Sobrato    Enclosed
          Interests II and the Registrant                                        herewith
10.22(4)* Employment Agreement dated as of April 22, 2001 by and between
          F. William Conner and the Registrant                                  10-Q  10.1
10.23(4)* Special Nonstatutory Stock Option Agreement dated April 22, 2001
          between the Registrant and F. William Connor                          10-Q  10.2
10.24(4)* Nonstatutory Stock Option Agreement Granted Under the Amended and
          Restated 1996 Stock Incentive Plan dated April 22, 2001 between the
          Registrant and F. William Conner                                      10-Q  10.3
10.25(4)  Common Stock Purchase Warrant of the Registrant dated April 22, 2001
          to Heidrick & Struggles, Inc.                                         10-Q  10.4
10.26(4)* Separation Agreement and Release dated June 28, 2001 between the
          Registrant and J. Alberto Yepez                                       10-Q  10.5
10.27(4)* Separation Agreement and Release dated May 30, 2001 between the
          Registrant and Paul Doscher                                           10-Q  10.6
10.28(4)* Form of Nonstatutory Stock Option Agreement Granted Under the
          Amended And Restated 1996 Stock Incentive Plan to Non-Employee
          Directors of the Registrant                                           10-Q  10.7
10.29*    Separation Agreement and Release dated October 4, 2001 between         Enclosed
          Richard D. Spurr and the Registrant                                    herewith
10.30*    Non-Competition and Non-Solicitation Agreement effective as of         Enclosed
          March 6, 2001 between the Registrant and Richard D. Spurr              herewith
10.31*    Officer Retention Program and Agreement effective as of March 6, 2001  Enclosed
          between David L. Thompson and the Registrant, as amended               herewith
10.32*    Non-Competition and Non-Solicitation Agreement effective as of         Enclosed
          March 6, 2001 between the Registrant and David L. Thompson             herewith
10.33*    Letter Agreement dated May 17, 2001 between the Registrant and         Enclosed
          Edward J. Pillman                                                      herewith
21        Subsidiaries of the Registrant                                         Enclosed
                                                                                 herewith
23.1      Consent of Deloitte & Touche LLP                                       Enclosed
                                                                                 herewith

--------
*  Management contract or compensatory plan or arrangement filed in response to
   Item 14(a)(3) of the instructions to Form 10-K
(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-57275).
(4) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).

(6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24733).
(7) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No. 333-95375).
+ The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.