Form 10-Q
period 2002-03-31
ENTRUST INC
filed 2002-05-13
CIK 1031283

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark one)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-24733

                                   ----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 65,081,936 shares of the registrant's $.01 par value Common stock outstanding as of May 3, 2002.

================================================================================

                                  ENTRUST, INC.

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets............................    3
             Condensed Consolidated Statements of Operations..................    4
             Condensed Consolidated Statements of Cash Flows..................    5
             Notes to Condensed Consolidated Financial Statements.............    6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................   11

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......   26

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings................................................   28
   Item 6.   Exhibits and Reports on Form 8-K.................................   28

SIGNATURES....................................................................   29

     Entrust, Entrust Logo (Elmer), Entrust-Ready, and getAccess are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. Entrust Authority, Entrust TruePass, Entrust GetAccess, Entrust Entelligence, Entrust Cygnacom, are trademarks or service marks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. All other trademarks and service marks used in this quarterly report are the property of their respective owners.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ENTRUST, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                (Unaudited)
                                                                                 DECEMBER 31,     MARCH 31,
                                                                                     2001           2002
                                                                                 ------------   -----------
(In thousands, except share data)

ASSETS
Current assets:
  Cash and cash equivalents ..................................................    $  45,267      $  41,295
  Short-term marketable investments ..........................................      108,288        101,368
  Accounts receivable (net of allowance for doubtful
    accounts of $3,909 at December 31, 2001 and
    $3,270 at March 31, 2002) ................................................       23,732         25,123
  Prepaid expenses and other .................................................        5,202          6,581
                                                                                  ---------      ---------
       Total current assets ..................................................      182,489        174,367
Long-term marketable investments .............................................        9,038          7,910
Property and equipment, net ..................................................       17,390         16,141
Purchased product rights, net ................................................        2,838          2,554
Goodwill, net ................................................................        6,436          6,436
Other purchased intangibles, net .............................................        4,750          4,750
Long-term strategic investments ..............................................        5,076          5,076
Other long-term assets, net ..................................................        1,421          1,371
                                                                                  ---------      ---------
       Total assets ..........................................................    $ 229,438      $ 218,605
                                                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................................    $  13,815      $  13,368
    Accrued liabilities ......................................................       15,121         13,816
    Accrued restructuring charges ............................................       46,988         40,664
    Deferred revenue .........................................................       17,553         15,487
                                                                                  ---------      ---------
       Total current liabilities .............................................       93,477         83,335
Long-term liabilities ........................................................          116            737
                                                                                  ---------      ---------
       Total liabilities .....................................................       93,593         84,072
                                                                                  ---------      ---------
Shareholders' equity:
    Common stock, par value $0.01 per share; 64,432,052 and 65,092,279 issued and outstanding shares at December 31, 2001 and March 31, 2002,
      respectively ...........................................................          645            652
    Additional paid-in capital ...............................................      781,879        783,621
    Unearned compensation ....................................................         (100)           (45)
    Accumulated deficit ......................................................     (645,190)      (648,534)
    Accumulated other comprehensive loss .....................................       (1,389)        (1,161)
                                                                                  ---------      ---------
       Total shareholders' equity ............................................      135,845        134,533
                                                                                  ---------      ---------
       Total liabilities and shareholders' equity ............................    $ 229,438      $ 218,605
                                                                                  =========      =========

            See notes to condensed consolidated financial statements

                                  ENTRUST, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   (Unaudited)
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               -------------------
                                                                                 2001        2002
                                                                               --------    -------
(In thousands, except per share data)

Revenues:
   License..................................................................   $ 10,559    $12,089
   Services and maintenance.................................................     20,946     15,434
                                                                               --------    -------
      Total  revenues.......................................................     31,505     27,523
                                                                               --------    -------
Cost of revenues:
   License..................................................................        901        942
   Services and maintenance.................................................     13,346      8,494
                                                                               --------    -------
      Total cost of revenues................................................     14,247      9,436
                                                                               --------    -------
Gross profit................................................................     17,258     18,087
                                                                               --------    -------
Operating expenses:
   Sales and marketing......................................................     26,580     12,145
   Research and development.................................................      9,487      6,033
   General and administrative...............................................      4,687      3,506
   Amortization of purchased product rights.................................      1,377        284
   Amortization of goodwill and other purchased intangibles.................     28,900         --
                                                                               --------    -------
      Total operating expenses..............................................     71,031     21,968
                                                                               --------    -------
Loss from operations........................................................    (53,773)    (3,881)
Interest income.............................................................      3,244        932
                                                                               --------    -------
Loss before provision for income taxes......................................    (50,529)    (2,949)
Provision for income taxes..................................................        350        395
                                                                               --------    -------
Net loss   .................................................................   $(50,879)   $(3,344)
                                                                               ========    =======

Net loss per share:
      Basic ................................................................   $  (0.81)   $ (0.05)
      Diluted ..............................................................   $  (0.81)   $ (0.05)
Weighted average common shares used in per share computations:
      Basic ................................................................     62,911     64,762
      Diluted ..............................................................     62,911     64,762

            See notes to condensed consolidated financial statements

                                  ENTRUST, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                     2001        2002
                                                                   --------    --------
(In thousands)

OPERATING ACTIVITIES:
   Net loss ..................................................     $(50,879)   $ (3,344)
   Non-cash items in net loss:
      Depreciation and amortization ..........................       32,503       2,219
      Unearned compensation amortized ........................           56          55
      Revenue from non-monetary transaction ..................         (353)         --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .............        4,295      (1,322)
      Increase in prepaid expenses and other .................         (764)     (1,379)
      Increase (decrease) in accounts payable ................          260        (444)
      Decrease in accrued liabilities ........................      (12,873)     (1,038)
      Decrease in accrued restructuring charges ..............           --      (6,324)
      Increase (decrease) in deferred revenue ................          950      (2,027)
                                                                   --------    --------
         Net cash used in operating activities ...............      (26,805)    (13,604)
                                                                   --------    --------
INVESTING ACTIVITIES:
      Purchases of marketable investments ....................      (47,623)    (41,400)
      Dispositions of marketable investments .................       72,778      49,448
      Purchases of property and equipment ....................       (5,073)       (530)
      Increase in long-term investments ......................       (1,496)         --
      Increase in other long-term assets .....................       (1,016)        (54)
                                                                   --------    --------
         Net cash provided by investing activities............       17,570       7,464
                                                                   --------    --------
FINANCING ACTIVITIES:
      Repayment of long-term liabilities .....................          (72)        (58)
      Increase in long-term deposits .........................           --         474
      Proceeds from exercise of stock options and employee
         stock purchase plan .................................        1,924       1,734
                                                                   --------    --------
         Net cash provided by financing activities ...........        1,852       2,150
                                                                   --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................          342          18
                                                                   --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................       (7,041)     (3,972)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............       24,241      45,267
                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................     $ 17,200    $ 41,295
                                                                   ========    ========

            See notes to condensed consolidated financial statements

                                  ENTRUST, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K.

NOTE 2. EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. ("Entrust Japan")

          On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 37% by exchanging cash of approximately $1.5 million, Entrust software product and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. The Company's increased investment follows additional investments in Entrust Japan made by Toyota and SECOM in the fourth quarter of 2001. The Company has concluded that because, as of the second quarter of 2002, it has the ability to exercise significant influence over the operations of Entrust Japan, that beginning in the same period of 2002, it will account for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" and ARB No. 51, "Consolidated Financial Statements". Accordingly, the Company will include its share of post-acquisition losses of Entrust Japan on the step-by-step acquisition method in its consolidated losses for the current fiscal year. In addition, the Company will record an adjustment to consolidated accumulated deficit to pick up the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership block previously acquired. As a result, the Company's previous investment in Entrust Japan of $0.4 million, at March 31, 2002, will be written down to zero in the second quarter of 2002 and the Company will begin including its share of current year losses in its operating results in that same quarter.

NOTE 3. AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

          Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company beginning January 1, 2002. Under SFAS No. 142, goodwill and intangible assets, with balances of $6.4 million and $4.8 million, respectively, at March 31, 2002, with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

          The Company assessed the carrying value of its goodwill and intangible assets in the first quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required at March 31, 2002.

          The Company's net loss, on a pro forma basis, assuming the cessation of goodwill amortization as required under SFAS No. 142 had been in effect from January 1, 2001, is as follows:

                                                              (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                             2001       2002
                                                           --------   -------

Reported net loss ......................................   $(50,879)  $(3,344)
SFAS No. 142 adjustment ................................     28,900        --
                                                           --------   -------
Pro forma net loss .....................................   $(21,979)  $(3,344)
                                                           ========   =======
Pro forma net loss per share ...........................   $  (0.35)  $(0.05)
                                                           ========   =======

NOTE 4. RESTRUCTURING AND OTHER SPECIAL NON-RECURRING CHARGES

          On June 4, 2001, the Company announced a Board-approved restructuring program to refocus on the Company's most significant market opportunities and to reduce operating costs due to the macroeconomic factors that were negatively affecting technology investment in the market. The restructuring program included a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

          The workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001 and primarily related to severance costs, fringe benefits due to severed employees and outplacement services. The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company's facility in Santa Clara, CA. These costs are payable contractually over a period up to 10 years, which is the lease term of the Santa Clara facility, reduced by estimated sublease recoveries. The Company continues to evaluate ongoing possibilities to settle this obligation in the most economic manner and, therefore, it has been classified as current in nature. The discontinuance of non-core products and programs was primarily related to the discontinuance of certain of the Company's services business initiatives and certain desktop applications that had not achieved their growth and profitability objectives. In addition, the Company withdrew from certain committed marketing events and programs. The cash outflow related to the majority of these discontinued products and programs is expected to be substantially completed by the end of the second quarter of 2002, while estimated minimum royalty obligations related to certain discontinued products of $4.2 million are payable contractually over the next three years. No adjustments were made during the first quarter of 2002.

Summary of accrued restructuring charges

     The following table is a summary of the accrued restructuring charges as at March 31, 2002 (table in millions):

                                                   Accrued                    Accrued
                                                Restructuring              Restructuring
                                                  Charges at                Charges at
                                                 December 31,     Cash       March  31,
                                                    2001        Payments       2002
                                                -------------   --------   -------------
Workforce reduction and other personnel costs...    $ 2.3         $1.0         $ 1.3

Consolidation of excess facilities..............     34.6          1.8          32.8

Discontinuance of non-core products and
   programs.....................................     10.1          3.5           6.6
                                                    -----         ----         -----
Total...........................................    $47.0         $6.3         $40.7
                                                    =====         ====         =====

NOTE 5. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

          Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three months ended March 31, 2002, the antidilutive effect excluded from the diluted net loss per share computation due to the options to purchase Common stock was 1,789,392 shares.

          In the three months ended March 31, 2002, the Company issued 642,924 shares of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

NOTE 6. STOCK OPTION EXCHANGE PROGRAM

          On June 19, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Under the program, the Company's employees were offered the opportunity to cancel, as of July 30, 2001, certain outstanding stock options to purchase shares of Common stock previously granted to them. In exchange, these employees received new options granted under the 1999 Non-Officer Employee Stock Incentive Plan. New options issued have terms and conditions that are substantially the same as those of the cancelled options. The Company believes that this voluntary exchange program complied with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and related FASB EITF guidance and, accordingly, is not expected to result in any variable accounting compensation charges. Members of the Company's Board of Directors and executive officers were not eligible to participate in this program.

          Pursuant to the terms and conditions of the Offer to Exchange, a total of 592 eligible optionees participated in the option exchange program. The Company accepted for cancellation options to purchase 5,480,261 shares of its Common stock. Subject to the terms and conditions of the Offer to Exchange, the Company granted new options to purchase 5,033,822 shares of its Common stock on January 31, 2002, at an exercise price of $6.75 per share, which was the current market value, in exchange for the options surrendered and accepted under the program.

          Additionally, certain 16B Officers who were not eligible to participate in the option exchange program were offered the opportunity to receive a nominal cash or stock award to cancel a portion of their out of the money options. Three officers elected to participate in this program and, in total, 334,000 options were canceled with strike prices of between $19.25 and $50.00 for 15,220 shares of stock and $4,338.95 of cash. The expense for the fair value of the shares and the cash was recorded in operating expense in the first quarter of 2002. The Company has provided no promise to compensate the employees for any increases in the price of the stock after the cancellation date. Further, the Company does not intend to issue additional options to these employees within 6 months and one day of the date of cancellation.

NOTE 7. MARKETABLE AND OTHER INVESTMENTS

          The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments and are stated at amortized cost. At March 31, 2002, the amortized cost of the Company's held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

          In addition, the Company had invested in an equity instrument of a publicly traded technology company. This investment had been classified as available for sale, in current assets, and was carried at fair value based on quoted market prices. This instrument was considered to be short-term in nature as it was management's intention to dispose of this investment within the year. Realized gains and losses on disposition of available for sale marketable investments are included in investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other income during the period of the hedge. The Company disposed of this investment during its first quarter of 2002, at approximately its carrying value.

          The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. However, the Company presently is not engaged in any such hedges.

          The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes, including Entrust Japan (Note 2). The Company's ownership share in these companies ranges from 1% to 10% of voting share capital at March 31, 2002. Consistent with the Company's policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows as well as qualitative factors. In addition, the Strategic Investment Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. To date, the Company has recorded impairments totaling $10.8 million with respect to these investments. No loss from impairment was recorded in the quarter ended March 31, 2002.

          The Company recorded revenues representing 2% of total revenue for the three months ended March 31, 2002, with respect to arm's-length transactions with companies in which it has made strategic equity investments recorded at cost.

NOTE 8. SEGMENT AND GEOGRAPHIC INFORMATION

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

          The Company operates in three main geographic areas as follows:

                                                           (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                        -------------------

                                                          2001       2002
                                                        --------   --------

Revenues:
   United States ....................................   $ 14,212    $10,863
   Canada ...........................................      5,895      8,953
   Europe, Asia and Other ...........................     11,398      7,707
                                                        --------    -------

      Total revenues ................................   $ 31,505    $27,523
                                                        ========    =======

Income (loss) before income taxes:
   United States ....................................   $(41,903)   $  (153)
   Canada ...........................................    (10,020)    (3,195)
   Europe, Asia and Other ...........................      1,394        399
                                                        --------    -------

      Total income (loss) before income taxes .......   $(50,529)   $(2,949)
                                                        ========    =======

                                                               (Unaudited)
                                                December 31,    March 31,
                                                    2001          2002
                                                ------------   -----------

Total assets:
   United States ............................     $191,886      $182,027
   Canada ...................................       32,916        32,419
   Europe, Asia and Other ...................        4,636         4,159
                                                  --------      --------

      Total .................................     $229,438      $218,605
                                                  ========      ========

NOTE 9. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                                    (Unaudited)
                                                                    Three Months
                                                                   Ended March 31,
                                                                 ------------------
                                                                   2001      2002
                                                                 --------   -------
Net loss......................................................   $(50,879)  $(3,344)
Reversal of unrealized loss on investments upon disposition...         --       220
Translation adjustments.......................................     (1,643)        8
                                                                 --------   -------
Comprehensive loss............................................   $(52,522)  $(3,116)
                                                                 ========   =======

NOTE 10. LEGAL PROCEEDINGS

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

          The Company is subject from time to time to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

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

OVERVIEW

Background

          We are a leading global provider of Internet security solutions and services that make it safe to do business, communicate and complete transactions over the Internet. We have a broad set of identification, entitlements, verification, privacy and security management capabilities. Major businesses, service providers, financial institutions and government agencies in more than 40 countries rely on the privacy, security and trust provided through our portfolio of award-winning technologies.

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

          On June 4, 2001, we changed our name to Entrust, Inc.

          At March 31, 2002, Nortel Networks owned approximately 19.5% of our Common stock.

          Business Overview

          During the first quarter of 2002, Entrust continued its strategy of focusing on core vertical and geographic markets. We were also successful in expanding the sales of our Secure Web Portal product solution. Revenues from the Secure Web Portal solution, which is the combination of our TruePass and getAccess products, increased 36% from the fourth quarter of 2001 and over 100% from the first quarter a year ago. Other highlights from the quarter included:

     . Key customer wins in core vertical markets. The five largest sales of the quarter were to: the Government of Canada Secure Project; a new customer that is a large pharmaceutical provider based in Europe; a large chip manufacturer; a large governmental health care agency; and the China Financial Certificate Authority, CFCA.

     .    Major financial services customers in the first quarter included:
          SWIFT, CFCA and two new customers that are utilizing Entrust's Secure Web Portal solution for their online banking portal.

     . Entrust announced key deployment successes with Egg, an online financial services provider, which now has deployed over 2 million users of Entrust GetAccess (TM) products, and the California Highway Patrol, whose internal affairs division is using Entrust Entelligence
          (TM) products to provide e-mail and file encryption department-wide;
          and

     . Entrust was also selected to provide the Southampton City Council with a Secure Web Portal solution using Entrust GetAccess(TM) software for the first phase of its 'SmartPath' project in the UK. The Entrust Secure Web Portal solution was selected to allow up to 6,000 users to make secure transactions with the council. The project could potentially grow to 250,000 users.

     From a technology perspective, key accomplishments for the quarter included:

     . The release of Entrust TruePass software v.6.0. This is the latest version of Entrust's zero-footprint enhanced identification solution. The new release offers enhanced capabilities including support for devices like smart cards, mobile phones and PDA's;

     . Penetration of Entrust's Secure Web Portal solution continued this quarter as evidenced by the strong demand for Entrust TruePass and Entrust GetAccess software. The two products combined to represent over one-third of the Company's software revenue in the quarter; and

     . Entrust launched a marketing program around its Secure E-Forms solution. This solution helps governments and enterprises move paper-based processes to the Internet with the added functionality of an auditable transaction record with digital signatures, access control for the form content and easy integration with top e-forms providers including Adobe, Accelio and Shana.

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

          In the first quarter of 2002, our most complex accounting judgments were made in the areas of software revenue recognition, goodwill impairment, restructuring and other special non-recurring charges, impairment of long-term strategic investments and allowance for doubtful accounts. The goodwill impairment, and restructuring and other special non-recurring charges are not anticipated to be recurring in nature. However, the restructuring and other special non-recurring charges will continue to require judgment until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, impairment of long-term strategic investments, and allowance for doubtful accounts are expected to continue to be an on-going element of our accounting processes and judgments.

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

          During the second quarter of 2001, we recorded an impairment of goodwill of $327.0 million. $325.4 million of this amount was the result of the acquisition of enCommerce, Inc., "enCommerce", in 2000 and $1.6 million from the acquisition of r3 Security Engineering AG, "r3", in 1998. In performing this impairment assessment, management made judgments regarding the anticipated future cash flows from these acquisitions. Different assumptions in this assessment could have led to a different impairment amount, which could have had a material effect on our reported earnings.

          As of March 31, 2002, goodwill, other intangible assets and purchased product rights, net of accumulated amortization, amounted to $13.7 million.

          SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for us on January 1, 2002 and, as a result, we ceased to amortize approximately $11.2 million of goodwill and other purchased intangibles. We will continue to amortize $2.5 million of purchased product rights. We had recorded approximately $62.1 million of amortization on these amounts during 2001, including $28.9 million in the first quarter of 2001, and would have recorded approximately $8.7 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the first quarter of 2002 and concluded that no further impairment was required at March 31, 2002.

          We currently do not expect to record further impairment charges upon completion of the annual impairment review. However, there can be no assurance that, at the time of future reviews, a material impairment charge will not be required.

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

          Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million on June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges of $40.7 million at March 31, 2002, could have a material effect on our reported results. To date, no material adjustments have been required. In addition, actual results could vary from these assumptions, resulting in an adjustment that could have a material effect on our future financial results.

     Impairment of Long-term Strategic Investments

          We assess the recoverability of the carrying value of strategic investments on a regular basis. Factors that we consider important and that we believe could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company's operating performance or business model and changes in overall market conditions. These investments are in private companies of which we typically own less than 10% of the outstanding stock. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. It was determined that no further adjustment to the carrying value of the investments was necessary during the first quarter of 2002.

          As of March 31, 2002, long-term strategic investments, net of valuation allowances, amounted to $5.1 million.

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

          While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 59% of accounts receivable at March 31, 2002, as discussed in "Certain Factors That May Affect Our Business". Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers could result in a different required allowance, which could have a material impact on our reported quarterly earnings.

          As of March 31, 2002, accounts receivable totaled $25.1 million, net of an allowance for doubtful accounts of $3.3 million.

RESULTS OF OPERATIONS

          The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                                    (Unaudited)
                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 ------------------
                                                                   2001     2002
                                                                  ------    -----
Revenues:
  License ....................................................      33.5%    43.9%
  Services and maintenance ...................................      66.5     56.1
                                                                  ------    -----

      Total revenues .........................................     100.0    100.0
                                                                  ------    -----

Cost of revenues:
  License ....................................................       2.8      3.4
  Services and maintenance ...................................      42.4     30.9
                                                                  ------    -----

      Total cost of revenues .................................      45.2     34.3
                                                                  ------    -----

Gross profit .................................................      54.8     65.7
                                                                  ------    -----

Operating expenses:
  Sales and marketing ........................................      84.4     44.1
  Research and development ...................................      30.1     21.9
  General and administrative .................................      14.9     12.8
  Amortization of purchased product rights ...................       4.4      1.0
  Amortization of goodwill and other purchased intangibles....      91.7       --
                                                                  ------    -----

      Total operating expenses ...............................     225.5     79.8
                                                                  ------    -----

Loss from operations .........................................    (170.7)   (14.1)
Interest income ..............................................      10.3      3.4
                                                                  ------    -----

Loss before provision for
   income taxes ..............................................    (160.4)   (10.7)
Provision for income taxes ...................................       1.1      1.4
                                                                  ------    -----

Net loss .....................................................    (161.5)%  (12.1)%
                                                                  ======    =====

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

Total Revenues

          Total revenues decreased 13% from $31.5 million for the three months ended March 31, 2001 to $27.5 million for the three months ended March 31, 2002. Total revenues derived from North America decreased 1% from $20.1 million for the three months ended March 31, 2001 to $19.8 million for the three months ended March 31, 2002, while total revenues derived from outside of North America decreased 32% from $11.4 million for the three months ended March 31, 2001 to $7.7 million for the three months ended March 31, 2002. The majority of the overall decline in total revenues in the first three months of 2002 was experienced in Europe, Asia and other international locales, which is mainly due to the continued softening of the economic climate internationally and to our restructuring program from the second quarter of 2001, which resulted in fewer sales resources being applied in all regions, particularly in Asia Pacific and Latin America. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. The relatively unchanged levels of North American revenues reflected the prolonged economic downturn experienced in this region and throughout the industry. The full effect of the economic downturn appears to have been felt first, and for the longest time period, in the North American market. In the three months ended March 31, 2002, one customer accounted for approximately 16% of total revenues, while no other single customer accounted for 10% or more of total revenues.

License Revenues

          License revenues increased 14% from $10.6 million for the three months ended March 31, 2001 to $12.1 million for the three months ended March 31, 2002, representing 34% and 44% of total revenues in the respective periods. The increase in license revenues in absolute dollars was primarily driven by the demand from both governments and enterprises for the Entrust Secure Web Portal Solutions, as well as the continued focus of our sales and marketing organization on core industries, such as government and financial. License revenues as a percentage of total revenues increased for the three months ended March 31, 2002 compared to the same period in 2001 due to decreasing demand for services and maintenance from our customers. The decline in demand reflected the timing of support renewals and professional services contracts and the delayed effect on demand for these services of the reduced license revenues base experienced in recent periods.

Services and Maintenance Revenues

          Services and maintenance revenues decreased 26% from $20.9 million for the three months ended March 31, 2001 to $15.4 million for the three months ended March 31, 2002, representing 66% and 56% of total revenues in the respective periods. The decrease in services and maintenance revenues in absolute dollars was primarily the result of a decrease in demand for consulting services and customer support, resulting from the slowed growth of the license revenue base of customers experienced over the last year and the timing of support contract renewals on this license revenue base. Also, because our customer base has not been growing as rapidly as in the past, the demand for consulting services has declined as fewer customers have deployment and integration requirements, particularly in Europe where several large integration contracts ended in 2001. The decrease in services and maintenance revenues as a percentage of total revenues was primarily the result of a shift in mix of revenues from services and maintenance to license revenues during the first quarter of 2002. This shift was largely due to an increase in demand for the Entrust Secure Web Portal Solutions, and a decrease in customer demand for our services and maintenance business.

COST OF REVENUES

Cost of License Revenues

          Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights, acquired as part of the acquisition of enCommerce, has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues increased slightly from $901,000 for the three months ended March 31, 2001 to $942,000 for the three months ended March 31, 2002, representing 3% of total revenues in each of the respective periods. The increase in cost of license revenues in absolute dollars was primarily a result of higher royalty fees paid to third-party software vendors, which reflects the increase in license revenues in general for the first three months of 2002, compared to the same period of 2001. The mix of third-party products may vary from period to period and consequently, our gross margins and our results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

          Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues decreased from $13.3 million for the three months ended March 31, 2001 to $8.5 million for the three months ended March 31, 2002, representing 42% and 31% of total revenues for the respective periods. The decrease in absolute dollars during the three months ended March 31, 2002 reflected the decreased costs associated with lower levels of services and maintenance revenues experienced during the period. The decrease in the cost of services and maintenance revenues as a percentage of total revenues, especially in Europe, in the three months ended March 31, 2002 reflected higher productivity and utilization of available services resources compared to the same period of the previous year due to utilization targets being met on the additional investment made in new professional service personnel in prior periods. Further, the decrease as a percentage of total revenues was indicative of the fact that services and maintenance revenues declined while license revenues increased in the first quarter of 2002, compared to the same quarter of 2001.

          Services and maintenance gross profit as a percentage of services and maintenance revenues was 36% and 45% for the three months ended March 31, 2001 and 2002, respectively. This increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three months ended March 31, 2002, compared to the same period in 2001, reflected lower costs associated in professional services, as well as a shift in the services revenue mix from lower margin professional services revenues to higher margin support and maintenance revenues. We also eliminated several unprofitable service lines as part of our restructuring plan in the second quarter of 2001.

OPERATING EXPENSES

Sales and Marketing

          Sales and marketing expenses decreased from $26.6 million for the three months ended March 31, 2001 to $12.1 million for the comparable period in 2002. Sales and marketing expenses represented 84% of total revenues for the three months ended March 31, 2001, compared to 44% for the comparable period in 2002. The decrease in absolute dollars was due mainly to the cost reduction strategies implemented through our restructuring program which took effect in June 2001. In addition, until the implementation of our restructuring plan, we continued to make significant investments in marketing to support the launch of new products, services and marketing programs and we had continued our strategy of (a) investing in hiring and training our direct sales organization in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2002, compared to the same period in 2001, reflected the cost savings from the restructuring plan, and the lower than expected revenues in the first three months of 2001. We will continue to focus on improving the productivity of our sales and marketing organizations and on gaining efficiencies in the related processes in light of current economic conditions. Failure of these investments in sales and marketing, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations.

          Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, we had recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $7.7 million in the year ended December 31, 2001, which was recorded primarily in sales and marketing expenses. During the first quarter of 2002, the allowance for doubtful accounts decreased by $0.6 million as a result of better cash collections during the quarter, and as such, an additional bad debt expense was not required.

Research and Development

          Research and development expenses decreased from $9.5 million for the three months ended March 31, 2001 to $6.0 million for the comparable period in 2002. Research and development expenses represented 30% of total revenues for the three months ended March 31, 2001, compared to 22% for the comparable period in 2002. The decreased investment in research and development expenses in absolute dollars was due mainly to the cost reduction strategies implemented through our restructuring program which took effect in June 2001. In addition, employees were added during the first three months of 2001, primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, globalization of these product offerings, and due to the integration of enCommerce. However, we believe that we must continue to maintain our investment in research and development in order to maintain our technological leadership position and, thus, expect research and development expenses to increase in absolute dollars in the future as additional experienced security experts and software engineers are required.

General and Administrative

          General and administrative expenses decreased from $4.7 million for the three months ended March 31, 2001 to $3.5 million for the comparable period in 2002. General and administrative expenses represented 15% of total revenues for the three months ended March 31, 2001, compared to 13% for the comparable period in 2002. The decrease in general and administrative expenses in absolute dollars and in percentage was mainly due to the cost reduction strategies implemented through our restructuring program which took effect in June 2001. We continue to look for ways to gain efficiencies throughout our administrative processes through the enhancements and improvements to our infrastructure.

Amortization of Goodwill, Purchased Product Rights and Other Purchased
Intangibles

          Amortization expense in connection with acquisition-related intangibles decreased from the prior period, due to the impairment of goodwill, purchased product rights and other purchased intangibles recorded in June 2001, as well as the adoption of SFAS No. 142 as of the first quarter of 2002.

          In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. We have adopted SFAS No. 142 as of January 1, 2002. This adoption has affected the amortization of intangibles, resulting from the following past acquisitions:

          On March 14, 2000, we completed the acquisition of CygnaCom, a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million, and goodwill amortization of $1.4 million was expensed for the three months ended March 31, 2001. No goodwill amortization was recorded for the three months ended March 31, 2002, due to the adoption of SFAS No. 142.

          On June 26, 2000, we completed the acquisition of enCommerce, a company based in Santa Clara, California, that provides software and services for managing global e-business relationships. The acquisition of enCommerce's outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in 2000. Amortization of goodwill and other purchased intangibles of $27.3 million was expensed for the three months ended March 31, 2001. No amortization of these assets was recorded for the same period in 2002, due to the adoption of SFAS No. 142. Amortization of purchased product rights of $1.4 million and $284,000 was expensed for the three months ended March 31, 2001 and 2002, respectively.

          In addition, we recorded goodwill amortization of $235,000 for the three months ended March 2001 with respect to goodwill recorded as a result of the acquisition of r3 in 1998. No amortization of this asset was recorded for the same period in 2002, due to the adoption of SFAS No. 142.

Interest Income

          Interest income decreased from $3.2 million for the three months ended March 31, 2001 to $932,000 for the comparable period in 2002. Interest income represented 10% of total revenues for the three months ended March 31,

2001, compared to 3% for the comparable period in 2002. The decrease in interest income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets and long-term strategic investments. In addition, the decrease was due to the lower interest rates that were available during the first three months of 2002, as compared to the same period in 2001.

Provision for Income Taxes

          We recorded an income tax provision of $350,000 for the three months ended March 31, 2001, compared with an income tax provision of $395,000 for the same period of 2002. We account for income taxes in accordance with SFAS No.
109. The effective income tax rates differed from statutory rates primarily due to the non-deductibility of the amortization of goodwill and other purchased intangible assets, as well as an adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

          We used cash of $13.6 million in operating activities during the three months ended March 31, 2002. This cash outflow was primarily a result of a net loss before non-cash charges of $1.1 million, a decrease in accrued liabilities and accounts payable of $1.5 million, a decrease in accrued restructuring charges of $6.3 million, a decrease in deferred revenue of $2.0 million, and an increase in accounts receivable and prepaid expenses of $2.7 million during the period. Our average days sales outstanding at March 31, 2002 was 82 days, which represents an increase over the 75 days that we reported at December 31, 2001. The overall increase in days sales outstanding from December 31, 2001 reflects an increase in the accrued unbilled receivable for the Government of Canada "Secure Channel" project that will not be billed and collected until the second quarter of 2002, and a decrease in the allowance for doubtful accounts. For purposes of calculating average days sales outstanding, we divide accounts receivable at period end by the current quarter's revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by increased international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

          During the three months ended March 31, 2002, we provided $7.5 million of cash in investing activities, primarily due to cash provided by reductions in marketable investments in the amount of $8.0 million (net of $41.4 million of marketable investment purchases). We also invested $530,000 in property and equipment, primarily for computer hardware, furniture and leasehold improvements required to complete the fit-up of our new Addison, Texas facility.

          Cash provided by financing activities for the three months ended March 31, 2002 was $2.1 million, primarily from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

          For disclosure regarding our contractual obligations and commercial commitments, please see notes 9 and 14 to our consolidated financial statements for the year ended December 31, 2001 contained in our Annual Report on Form 10-K. We incurred no new significant contractual obligations or commitments during the first quarter of 2002.

          As of March 31, 2002, our cash, cash equivalents and marketable investments in the amount of $150.6 million provided our principal sources of liquidity. Overall, we used $12.0 million from our cash, cash equivalents and marketable investments in the three months ended March 31, 2002. Although we expect improved profitability for the remainder of 2002 as we work towards breakeven operating earnings, we estimate that we will continue to use cash throughout 2002 to fund operating losses and to satisfy the obligations accrued for under our restructuring program. While there can be no assurance as to the extent of usage-of-liquid resources in the current fiscal year, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

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

     In June 2001, we announced a restructuring of our business, which included a reduction in work force and the closure of three international locations, as well as other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we are expecting. If we find that our restructuring announced in June 2001 did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a further restructuring of our business.

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

     Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. In 2000, our three largest customers accounted for 12% of revenues. In 2001, our three largest customers accounted for 18% of revenues. Our three largest customers accounted for 28% of revenues for the three months ended March 31, 2002. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.

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

     As of April 30, 2002, Nortel Networks Limited, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 19.5% of our outstanding voting stock, and one of our ten directors was a representative of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over our affairs, including the election of directors and decisions relating to our strategic and operating activities. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

          Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, a depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at March 31, 2002, the majority of our marketable investments had maturities of less than six months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

          The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2002, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

                                                                                  MATURITY
                                                                               (in thousands)
                                                         Within 3 Months   3-6 Months   > 6 Months   > 12 Months
                                                         ---------------   ----------   ----------   -----------
Investments classified as cash and cash equivalents...       $36,238        $    --      $    --       $   --
Investments classified as
   held to maturity marketable investments ...........        51,223         20,917       29,228        7,910
                                                             -------        -------      -------       ------
      Total amortized cost ...........................       $87,461        $20,917      $29,228       $7,910
                                                             =======        =======      =======       ======
Fair value ...........................................       $87,842        $20,972      $29,216       $7,891
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

Risk Associated with Equity Investments

          We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded losses of $10.8 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments. No additional impairments were recorded in the quarter ended March 31,2002.

          On April 12, 2002, we increased our investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 37% by exchanging cash of approximately $1.5 million, Entrust software product and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. Our increased investment follows additional investments in Entrust Japan made by Toyota and SECOM in the fourth quarter of 2001. We have concluded that because, as of the second quarter of 2002, we have the ability to exercise significant influence over the operations of Entrust Japan, that beginning in the same period of 2002, we will account for this investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" and ARB No. 51, "Consolidated Financial Statements". Accordingly, we will include our share of post-acquisition losses of Entrust Japan on the step-by-step acquisition method in our consolidated losses for the current fiscal year. In addition, we will record an adjustment to consolidated accumulated deficit to pick up the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership block previously acquired. As a result, our previous investment in Entrust Japan of $0.4 million, at March 31, 2002, will be written down to zero in the second quarter of 2002 and we will begin including our share of current year losses in our operating results in that same quarter.

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

          We believe this class action is without merit we intend to deny all material allegations and to defend ourselves vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on our future financial condition or results of operations.

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

Reports on Form 8-K:

          No reports on Form 8-K were filed in the quarter ended March 31, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ENTRUST, INC.
                                              -------------
                                              (Registrant)

Dated: May 10, 2002


                                        /s/ David L. Thompson
                            --------------------------------------------
                                         David L. Thompson
                    Chief Financial Officer and Senior Vice President of Finance
                           (Principal Financial and Accounting Officer)

                                  ENTRUST, INC.

                                INDEX TO EXHIBITS

EXHIBIT                              DESCRIPTION
-------                              -----------

10.1 Stock Exchange Agreement dated February 21, 2002 between Entrust, Inc. and F. William Conner

10.2 Restricted Stock Agreement Granted Under Amended and Restated 1996 Stock Incentive Plan, as amended, dated February 21, 2002 between Entrust, Inc. and David L. Thompson

10.3 Restricted Stock Agreement Granted Under Amended and Restated 1996 Stock Incentive Plan, as amended, dated February 21, 2002 between Entrust, Inc. and William McGee