Form 10-Q
period 2002-06-30
ENTRUST INC
filed 2002-08-13
CIK 1031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Registrant’s telephone number, including area code: (972) 713-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

There were 65,136,764 shares of the registrant’s $.01 par value Common stock outstanding as of August 9, 2002.

ENTRUST, INC.

Entrust and GetAccess are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in the United States and other countries. All Entrust product names are trademarks of Entrust, Inc., or a subsidiary of Entrust, Inc. All other company or product names used in this quarterly report are trademarks, servicemarks or registered trademarks of their respective ownersd.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	(Unaudited) June 30,
	2001	2002
(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$45,267	$37,353
Short-term marketable investments	108,288	101,017
Accounts receivable (net of allowance for doubtful accounts of $3,909 at December 31, 2001 and $3,483 at June 30, 2002)	23,732	19,908
Prepaid expenses and other	5,202	6,360

Total current assets	182,489	164,638
Long-term marketable investments	9,038	7,918
Property and equipment, net	17,390	15,683
Purchased product rights, net	2,838	2,270
Goodwill, net	6,436	6,436
Other purchased intangibles, net	4,750	4,750
Long-term equity investment	—	1,496
Long-term strategic investments	5,076	2,858
Other long-term assets, net	1,421	1,489

Total assets	$229,438	$207,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,815	$11,282
Accrued liabilities	15,121	11,202
Accrued restructuring charges	46,988	37,366
Deferred revenue	17,553	17,538

Total current liabilities	93,477	77,388
Long-term liabilities	116	233

Total liabilities	93,593	77,621

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 64,432,052 and 65,111,613 issued and outstanding shares at December 31, 2001 and June 30, 2002, respectively	645	652
Additional paid-in capital	781,879	783,685
Unearned compensation	(100)	(55)
Accumulated deficit	(645,190)	(653,701)
Accumulated other comprehensive loss	(1,389)	(664)

Total shareholders’ equity	135,845	129,917

Total liabilities and shareholders’ equity	$229,438	$207,538

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
(In thousands, except per share data)
Revenues:
License	$12,554	$11,905	$23,113	$23,994
Services and maintenance	17,462	14,601	38,408	30,035

Total revenues	30,016	26,506	61,521	54,029

Cost of revenues:
License	1,207	1,023	2,108	1,965
Services and maintenance	11,312	8,551	24,658	17,045

Total cost of revenues	12,519	9,574	26,766	19,010

Gross profit	17,497	16,932	34,755	35,019

Operating expenses:
Sales and marketing	38,219	10,732	64,799	22,877
Research and development	8,345	6,476	17,832	12,509
General and administrative	9,363	3,893	14,050	7,399
Amortization of purchased product rights	1,377	284	2,754	568
Amortization of goodwill and other purchased intangibles	28,900	—	57,800	—
Impairment of goodwill, purchased product rights and other purchased intangibles	326,953	—	326,953	—
Restructuring charges and adjustments	65,511	(1,079)	65,511	(1,079)
Write-down of leaseholds and other long-lived assets	13,519	—	13,519	—

Total operating expenses	492,187	20,306	563,218	42,274

Loss from operations	(474,690)	(3,374)	(528,463)	(7,255)

Other income (expense):
Interest income	2,399	608	5,643	1,540
Loss from equity investment	—	(370)	—	(370)
Write-down of long-term strategic investments	(6,100)	(1,238)	(6,100)	(1,238)

Total other income (expense)	(3,701)	(1,000)	(457)	(68)

Loss before income taxes	(478,391)	(4,374)	(528,920)	(7,323)
Provision for income taxes	396	400	746	795

Net loss	$(478,787)	$(4,774)	$(529,666)	$(8,118)

Net loss per share:
Basic	$(7.58)	$(0.07)	$(8.40)	$(0.13)
Diluted	$(7.58)	$(0.07)	$(8.40)	$(0.13)
Weighted average common shares used in per share computations:
Basic	63,205	65,102	63,058	64,932
Diluted	63,205	65,102	63,058	64,932

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2001	2002
(In thousands)
OPERATING ACTIVITIES:
Net loss	$(529,666)	$(8,118)
Non-cash items in net loss:
Depreciation and amortization	65,016	4,229
Impairment of goodwill, purchased product rights and other purchased intangibles	326,953	—
Non-cash other special non-recurring charges	3,212	—
Provision for doubtful accounts	10,986	—
Write-down of leaseholds and other long-lived assets	13,519	—
Write-down of long-term strategic investments	6,100	1,238
Unearned compensation amortized	111	62
Loss from equity investment	—	370
Revenue from non-monetary transaction	(574)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,759	4,038
(Increase) decrease in prepaid expenses and other	2,481	(1,158)
Decrease in accounts payable	(3,209)	(2,506)
Decrease in accrued liabilities	(8,853)	(3,428)
Increase (decrease) in accrued restructuring charges	60,814	(9,622)
Increase in deferred revenue	1,712	(215)
Decrease due to related party	(799)	—

Net cash used in operating activities	(45,438)	(15,110)

INVESTING ACTIVITIES:
Purchases of marketable investments	(139,599)	(219,619)
Dispositions of marketable investments	205,135	228,010
Purchases of property and equipment	(12,295)	(1,511)
Increase in equity investment	—	(957)
(Increase) decrease in long-term strategic investments	(1,790)	63
Increase in other long-term assets	(1,226)	(286)

Net cash provided by investing activities	50,225	5,700

FINANCING ACTIVITIES:
Repayment of long-term liabilities	(223)	(221)
Proceeds from exercise of stock options and employee stock purchase plan	2,273	1,796

Net cash provided by financing activities	2,050	1,575

EFFECT OF EXCHANGE RATE CHANGES ON CASH	302	(79)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,139	(7,914)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,241	45,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,380	$37,353

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K.

NOTE 2.    EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. (“Entrust Japan”)

On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524,000, and by exchanging cash of approximately $957,000, Entrust software product valued at $385,000 and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. The Company’s increased investment follows additional investments made by Toyota and SECOM in the fourth quarter of 2001. The Company has concluded that because of the additional investment, as of the second quarter of 2002, it has the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, beginning in the same period of 2002, it has accounted for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, the Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $370,000, on the step-by-step acquisition method in its consolidated losses for the current fiscal year. In addition, the Company has recorded an adjustment to consolidated accumulated deficit to record its share of the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership prior to the increased investment, to the extent of the Company’s previous investment of $393,000. Prior period operating results have not been restated due to the immaterial effect of any such restatement.

NOTE 3.    STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock.

Repurchases under the stock repurchase program may take place from time to time until July 28, 2003, or an earlier date determined by the Company’s board of directors, in open market, negotiated and block transactions, and may be suspended or discontinued at any time. The timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and business conditions. The repurchased shares will be considered authorized but unissued shares of the Company and will be available for issuance under the Company’s stock incentive, employee stock purchase and other stock benefit plans, and for general corporate purposes, including possible acquisitions. The stock repurchase program will be funded using the Company’s working capital.

NOTE 4.    AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company beginning January 1, 2002. Under SFAS No. 142, goodwill and intangible assets, with balances of $6.4 million and $4.8 million, respectively, at June 30, 2002, with indefinite lives are no longer amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

The Company assessed the carrying value of its goodwill and intangible assets in the first quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required as a result of that assessment. In addition, no impairment indicator became apparent to the Company during the second quarter of 2002.

The Company’s net loss, on a pro forma basis, assuming the cessation of goodwill amortization as required under SFAS No. 142 had been in effect from January 1, 2001, is as follows:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2001	2002	2001	2002
Reported net loss	$(478,787)	$(4,774)	$(529,666)	$(8,118)
SFAS No. 142 adjustment	28,900	—	57,800	—

Pro forma net loss	$(449,887)	$(4,774)	$(471,866)	$(8,118)

Pro forma net loss per share	$(7.12)	$(0.07)	$(7.48)	$(0.13)

NOTE 5.    RESTRUCTURING AND OTHER SPECIAL NON-RECURRING CHARGES

On June 4, 2001, the Company announced a Board-approved restructuring program to refocus on the Company’s most significant market opportunities and to reduce operating costs due to the macroeconomic factors that were negatively affecting technology investment in the market. The restructuring program included a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

The workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001 and primarily related to severance costs, fringe benefits due to severed employees and outplacement services. The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company’s facility in Santa Clara, CA. These costs are payable contractually over a period up to 10 years, which is the lease term of the Santa Clara facility, reduced by estimated sublease recoveries. The Company continues to evaluate ongoing possibilities to settle this obligation in the most cost-effective manner and, therefore, it has been classified as current in nature. The discontinuance of non-core products and programs was primarily related to the discontinuance of certain of the Company’s services business initiatives and certain applications that had not achieved their growth and profitability objectives. In addition, the Company withdrew from certain committed marketing events and programs. The cash outflow related to the majority of these discontinued products and programs was substantially completed by the end of the second quarter of 2002, while estimated minimum royalty obligations related to certain discontinued products of $4.2 million are payable contractually over the next three years. An adjustment to decrease the accrual for restructuring charges and to credit operations under “Restructuring charges and adjustments” of $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. In addition, an adjustment of $251,000 was made to reduce accruals for special non-recurring charges and credit operating expenses to reflect savings realized. As of June 2002, the Company has initiated all actions required by the restructuring plan.

Summary of accrued restructuring charges

The following table is a summary of the accrued restructuring charges as at June 30, 2002 (table in millions):

	Accrued Restructuring Charges at December 31, 2001	Cash Payments	Adjustments	Accrued Restructuring Charges at June 30, 2002
Workforce reduction and other personnel costs	$2.3	$2.0	$0.1	$0.4
Consolidation of excess facilities	34.6	2.0	(0.1)	32.5
Discontinuance of non-core products and programs	10.1	4.5	(1.1)	4.5

Total	$47.0	$8.5	$(1.1)	$37.4

NOTE 6.    NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three and six months ended June 30, 2002, the antidilutive effect excluded from the diluted net loss per share computation due to the options to purchase Common stock was 610,380 and 1,749,753 shares, respectively.

In the three and six months ended June 30, 2002, the Company issued 17,834 and 660,758 shares, respectively, of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

NOTE 7.    STOCK OPTION EXCHANGE PROGRAM

On June 19, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Under the program, the Company’s employees were offered the opportunity to cancel, as of July 30, 2001, certain outstanding stock options to purchase shares of Common stock previously granted to them. In exchange, these employees received new options granted under the 1999 Non-Officer Employee Stock Incentive Plan. New options issued have terms and conditions that are substantially the same as those of the cancelled options. The Company believes that this voluntary exchange program complied with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and related FASB EITF guidance and, accordingly, is not expected to result in any variable accounting compensation charges. Members of the Company’s Board of Directors and executive officers were not eligible to participate in this program.

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

Additionally, three executive officers who were not eligible to participate in the option exchange program received a nominal cash or stock award in exchange for the cancellation of a portion of their out-of-the-money stock options. Options to purchase an aggregate of 334,000 shares of Common stock with exercise prices ranging from $19.25 per share to $50.00 per share were cancelled in exchange for an aggregate of 15,220 shares of Common stock and $4,000 in cash. The expense of the fair value of the shares and the cash was recorded in operating expense in the first quarter of 2002. The Company has provided no promise to compensate these executive officers for any increases in the price of the Common stock after the cancellation date. Further, the Company does not intend to issue additional options to these executive officers within 6 months and one day of the date of cancellation.

NOTE 8.    MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments and are stated at amortized cost. At June 30, 2002, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

In addition, the Company had invested in an equity instrument of a publicly traded technology company. This investment had been classified as available for sale, in current assets, and was carried at fair value based on quoted market prices. This instrument was considered to be short-term in nature as it was management’s intention to dispose of this investment within one year. Realized gains and losses on disposition of available for sale marketable investments are included in investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other income during the period of the hedge. The Company disposed of this investment during the first quarter of 2002, at approximately its carrying value.

The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. However, the Company is not presently engaged in any such hedges.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company’s ownership share in these companies ranged from 1% to 10% of the outstanding voting share capital at June 30, 2002. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Strategic Investment Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. To date, the Company has recorded impairments totaling $12.0 million with respect to these investments, which includes an impairment of $1.2 million recorded in the quarter ended June 30, 2002. The net remaining balance, as of June 30, 2002, is $2.9 million.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately 39% of the voting share capital, and is accounted for by the Company using the equity-method of accounting for investments in common stock (Note 2).

The Company recorded revenues representing less than 1% of total revenues for each of the three and six months ended June 30, 2002, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost. Revenues recorded by the Company from Entrust Japan represented 2% of total revenues for each of the three and six-month periods ended June 30, 2002. The Company has recorded deferred revenue of $385,000 as a result of the increased investment in Entrust Japan (Note 2), but, to date, no revenue has been recognized related to this balance.

NOTE 9.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

The Company conducts business in one operating segment: the design, production and sale of software products and related services for Internet security. The nature of the Company’s products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the President and Chief Executive Officer, who from an accounting standards perspective is the Chief Operating Decision Maker (“CODM”), on a geographic basis. Accordingly, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information.

Geographic information

Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
United States	$13,109	$15,384	$27,321	$26,247
Canada	7,849	3,694	13,744	12,647
Europe, Asia and Other	9,058	7,428	20,456	15,135

Total revenues	$30,016	$26,506	$61,521	$54,029

Income (loss) before income taxes:
United States	$(460,543)	$(4,773)	$(502,446)	$(4,926)
Canada	(18,680)	(480)	(28,700)	(3,675)
Europe, Asia and Other	832	879	2,226	1,278

Total loss before income taxes	$(478,391)	$(4,374)	$(528,920)	$(7,323)

			December 31, 2001	(Unaudited) June 30, 2002
Total assets:
United States			$191,886	$179,437
Canada			32,916	22,951
Europe, Asia and Other			4,636	5,150

Total			$229,438	$207,538

NOTE 10.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(478,787)	$(4,774)	$(529,666)	$(8,118)
Reversal of unrealized loss on investments upon disposition	—	—	—	220
Translation adjustments	1,161	497	(482)	505

Comprehensive loss	$(477,626)	$(4,277)	$(530,148)	$(7,393)

NOTE 11.    LEGAL PROCEEDINGS

On July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were filed in the same court. All of these actions have been consolidated. On January 22, 2001, a consolidated amended complaint was filed. The consolidated amended complaint purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired the Company’s Common stock during the period from October 19, 1999 through July 3, 2000. The complaint alleges that the defendants misrepresented and failed to disclose certain information about its business and prospects. The complaint asserts claims under the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought.

The Company moved to dismiss the consolidated complaint. On July 31, 2001, the Court granted the motion to dismiss. The Court granted plaintiffs 30 days leave to file an amended complaint. On August 30, 2001, plaintiffs filed an amended complaint. On September 21, 2001, the Company moved to dismiss the amended complaint. The Court has not yet ruled on the Company’s motion to dismiss. There has been no discovery to date, and no trial date has been established.

The Company believes this class action is without merit and intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on the Company’s future financial condition or results of operations.

The Company is subject from time to time to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under “Overview”, “Certain Factors that May Affect Our Business” and elsewhere in this report.

OVERVIEW

Background

We are a leading global provider of enhanced Internet security solutions and services that make it safer to do business, communicate and complete transactions over the Internet. We have a broad set of identification, entitlements, verification, privacy and security management capabilities. Major corporations, service providers, financial institutions and government agencies in more than 40 countries use the privacy, security and trust provided through our portfolio of award-winning technologies.

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

On February 29, 2000 and March 2, 2000, we closed our follow-on offering, which included an over-allotment option closing, issuing an aggregate of 2,074,260 shares of our Common stock at an offering price of $82 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses incurred, were approximately $161.5 million.

On June 4, 2001, we changed our name to Entrust, Inc.

At June 30, 2002, Nortel Networks owned approximately 19.4% of our Common stock.

Business Overview

During the second quarter of 2002, Entrust continued its strategy of focusing on core vertical and geographic markets. We had continued success in the sales of our Secure Web Portal product solution and Desktop Application suite. Revenues from the Secure Web Portal solution, which is the combination of our TruePass and GetAccess products, increased 29% from the first quarter of 2002 and 126% year-over-year. Other highlights from the quarter included:

•
Key customer wins in core vertical markets. The five largest sales of the quarter were to two large U.S. Federal government departments, a major U.S. nonprofit healthcare company, Hutchison 3G (via partner SchlumbergerSema) and a global provider of petroleum products.

•
Significant financial services customers included the China Financial Certificate Authority (CFCA), Lloyds Bank and a large U.S. consumer lending institution that purchased Entrust GetAccess for Web Single Sign On and authorization.

•	Extended Government accounted for 61% of total revenues. A number of U.S. Federal agencies, a large state agency and a major French federal agency contributed to the quarter’s software revenues.

•
Entrust announced key deployment successes with Telia, a leading Nordic telecommunications company, which expanded its registered Internet customer base to 647,000 customers, through the deployment of the secure Web portal solution Entrust GetAccess.

•
Entrust TruePass, a thin client Public Key Infrastructure product, achieved its highest quarterly revenue with 52% growth over the first quarter of 2002. This product was recently featured in a review in Network Computing magazine, which described the benefits of Entrust TruePass in its latest release and included an end user testimonial that highlighted the product’s ease of deployment and use.

Our key technology-related accomplishments during the second quarter of 2002 included the following:

•	InfoWorld magazine named Entrust Entelligence 6.0 and Entrust Authority 6.0 (formerly called Entrust/PKI 6.0) as the top security product among its readers.

•
Entrust TruePass 6.0 received the Federal Information Processing Standards and Publication (FIPS) 140-1 certification from the US National Institute for Standards (NIST). Now, agencies within the U.S. government can take advantage of Entrust TruePass 6.0 to enable users to more securely conduct valuable and sensitive online transactions.

•
The Entrust Secure Wireless LAN (WLAN) solution was released to improve workforce productivity and reduce costs, while maintaining a high level of privacy and security. Transactions are secured by strongly identifying users and devices that are accessing the WLAN, so that transactions of higher sensitivity can be sent over the network.

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

In the first half of 2002, our most complex accounting judgments were made in the areas of software revenue recognition, restructuring and other special non-recurring charges, impairment of long-term strategic investments and allowance for doubtful accounts. The restructuring and other special non-recurring charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and other special non-recurring charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, impairment of long-term strategic investments, and allowance for doubtful accounts are expected to continue to be on-going elements of our accounting processes and judgments.

Software Revenue Recognition

With respect to software revenue recognition, we recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, “Software Revenue Recognition” and SOP No. 98-9, “Modifications of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions”.

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

Due to the complexity of some software license agreements, we routinely apply judgments to the application of software revenue recognition accounting principles to specific agreements and transactions. Different judgments and/or different contract structures could have led to different accounting conclusions, which could have had a material effect on our reported quarterly earnings.

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

As a result of the restructuring program and the impact of the macroeconomic conditions on us and our global base of customers, we recorded restructuring and special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001, with a subsequent increase of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002.

We conducted our assessment of the accounting effects of the restructuring program in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, APB Opinion No. 9, “Reporting the Results of Operations” and the relevant provisions of the SEC’s SAB No. 100, “Restructuring and Impairment Charges”.

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million on June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges of $37.4 million at June 30, 2002, could have a material effect on our reported results. During the second quarter of 2002, we recorded adjustments to reduce the accrued restructuring charges by $1.1 million, which were made to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. As of June 2002, we had initiated all actions required by the restructuring plan. In addition, actual results could vary from these assumptions, resulting in an adjustment that could have a material effect on our future financial results.

Impairment of Long-term Strategic Investments

We assess the recoverability of the carrying value of strategic investments on a regular basis. Factors that we consider important and that we believe could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies of which we typically own less than 10% of the outstanding stock. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. Our $393,000 investment in Entrust Japan was written off in the second quarter of 2002, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. It was also determined that a further adjustment to the carrying value of the investments was necessary during the second quarter of 2002 in the amount of $1.2 million, to reflect other than temporary declines in the value of certain strategic investments. Further write-downs may be required in future depending upon the performance of the underlying investee companies.

As of June 30, 2002, long-term strategic investments, net of valuation allowances, amounted to $2.9 million.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 48% of accounts receivable at June 30, 2002, as discussed in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers could result in a different required allowance, which could have a material impact on our reported quarterly earnings.

As of June 30, 2002, accounts receivable totaled $19.9 million, net of an allowance for doubtful accounts of $3.5 million.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited) THREE MONTHS ENDED JUNE 30,		(Unaudited) SIX MONTHS ENDED JUNE 30,
	2001	2002	2001	2002
Revenues:
License	41.8%	44.9%	37.6%	44.4%
Services and maintenance	58.2	55.1	62.4	55.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	4.0	3.8	3.4	3.6
Services and maintenance	37.7	32.3	40.1	31.6

Total cost of revenues	41.7	36.1	43.5	35.2

Gross profit	58.3	63.9	56.5	64.8

Operating expenses:
Sales and marketing	127.3	40.5	105.3	42.3
Research and development	27.8	24.4	29.0	23.2
General and administrative	31.2	14.7	22.8	13.7
Amortization of purchased product rights	4.6	1.1	4.5	1.0
Amortization of goodwill and other purchased intangibles	96.3	—	94.0	—
Impairment of goodwill, purchased product rights and other purchased intangibles	1,089.3	—	531.4	—
Restructuring charges and adjustments	218.3	(4.1)	106.5	(2.0)
Write-down of leaseholds and other long-lived assets	45.0	—	22.0	—

Total operating expenses	1,639.8	76.6	915.5	78.2

Loss from operations	(1,581.5)	(12.7)	(859.0)	(13.4)

Other income (expense):
Interest income	8.0	2.3	9.2	2.9
Loss from equity investment	—	(1.4)	—	(0.7)
Write-down of long-term strategic investments	(20.3)	(4.7)	(9.9)	(2.3)

Total operating expenses	(12.3)	(3.8)	(0.7)	(0.1)

Loss before income taxes	(1,593.8)	(16.5)	(859.7)	(13.5)
Provision for income taxes	1.3	1.5	1.2	1.5

Net loss	(1,595.1)%	(18.0)%	(860.9)%	(15.0)%

REVENUES

We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products. We recognize revenues in accordance with the provisions of the SOP No. 97-2, “Software Revenue Recognition” and SOP No. 98-9, “Modifications of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions”.

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

We use the percentage-of-completion method to account for fixed-price custom development contracts. Under this method, we recognize revenues and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost, to the total contract value, and any projected loss is recognized immediately. The project cost estimates are reviewed on a regular basis.

Total Revenues

Total revenues decreased 12% from $30.0 million for the three months ended June 30, 2001 to $26.5 million for the three months ended June 30, 2002. Total revenues decreased 12% from $61.5 million for the six months ended June 30, 2001 to $54.0 million for the six months ended June 30, 2002. Total revenues derived from North America decreased 9% from $21.0 million for the three months ended June 30, 2001 to $19.1 million for the three months ended June 30, 2002, while total revenues derived from outside of North America decreased 19% from $9.1 million for the three months ended June 30, 2001 to $7.4 million for the three months ended June 30, 2002. Total revenues derived from North America decreased 5% from $41.1 million for the six months ended June 30, 2001 to $38.9 million for the six months ended June 30, 2002, while total revenues derived from outside of North America decreased 26% from $20.5 million for the six months ended June 30, 2001 to $15.1 million for the six months ended June 30, 2002. The majority of the overall decline in total revenues for the three and six months ended June 30, 2002 was experienced in Europe, Asia and other international locales, which was mainly due to the continued softening of the economic climate internationally and to our restructuring plan from the second quarter of 2001, which resulted in fewer sales resources being applied in all regions, particularly in Asia Pacific and Latin America. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. The decline in the level of North American revenues reflected the prolonged economic downturn experienced in this region and throughout the industry. In addition, we focused on replacing the revenues generated by the Government of Canada Secure Channel project, which in the previous year had represented significant revenues from software deliveries, accounted for on a subscription basis, and the first phase of the professional services work related to this project. In the three and six months ended June 30, 2002, no single customer accounted for 10% or more of total revenues.

License Revenues

License revenues decreased 6% from $12.6 million for the three months ended June 30, 2001 to $11.9 million for the three months ended June 30, 2002, representing 42% and 45% of total revenues in the respective periods. License revenues increased 4% from $23.1 million for the six months ended June 30, 2001 to $24.0 million for the six months ended June 30, 2002, representing 38% and 44% of total revenues in the respective periods. The decrease in license revenues in absolute dollars for the three months ended June 30, 2002 was primarily due to a revenue gap created by the need to replace significant license revenues that had been created by the Government of Canada Secure Channel project in the previous year. The increase in license revenues in absolute dollars for the six months ended June 30, 2002 was primarily driven by the demand from both governments and enterprises for the Entrust Secure Web Portal Solutions, as well as the continued focus of our sales and marketing organization on core industries, such as government and financial. License revenues as a percentage of total revenues increased for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to decreased services and maintenance revenues, largely as a result of the timing delay in contracting additional services revenues from the Government of Canada Secure Channel project, coupled with increased demand for the Entrust Secure Web Portal Solutions and Enterprise Desktop suite. In addition, services and maintenance revenues have been affected by a decline in demand reflecting the timing of support renewals and professional services contracts and the delayed effect on demand for these services of the reduced license revenues base experienced in recent quarters.

Services and Maintenance Revenues

Services and maintenance revenues decreased 17% from $17.5 million for the three months ended June 30,

2001 to $14.6 million for the three months ended June 30, 2002, representing 58% and 55% of total revenues in the respective periods. Services and maintenance revenues decreased 22% from $38.4 million for the six months ended June 30, 2001 to $30.0 million for the six months ended June 30, 2002, representing 62% and 56% of total revenues in the respective periods. The decrease in services and maintenance revenues in absolute dollars was primarily the result of a decrease in demand for consulting services and customer support, resulting from the slowed growth of the license revenue base of customers experienced over the last year and the timing of corresponding support contract renewals on this license revenue base. Also, because our customer base has not been growing as rapidly as in the past, the demand for consulting services has declined as fewer customers have deployment and integration requirements. Further, the decrease resulted from a timing delay in contracting services revenues from the Government of Canada Secure Channel project, the first phase of which was completed in the first quarter of 2002, and the first quarter completion of some large GetAccess professional services projects. The decrease in services and maintenance revenues as a percentage of total revenues was primarily the result of a shift in mix of revenues from services and maintenance to license revenues during the first half of 2002. This shift was largely due to an increase in demand for our enhanced security solutions, particularly the Entrust Secure Web Portal Solutions, combined with the decrease in services and maintenance business as a result of the timing of customer demand.

COST OF REVENUES

Cost of License Revenues

Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights, acquired as part of the June 2000 acquisition of enCommerce, Inc., has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues decreased slightly from $1.2 million for the three months ended June 30, 2001 to $1.0 million for the three months ended June 30, 2002, representing 4% of total revenues in each of the respective periods. Cost of license revenues decreased from $2.1 million for the six months ended June 30, 2001 to $2.0 million for the six months ended June 30, 2002, representing 3% and 4% of total revenues in the respective periods. The decrease in cost of license revenues in absolute dollars was primarily a result of slightly lower license revenues in the three months ended June 30, 2002 and savings realized as a result of renegotiated royalty agreements with some third-party software vendors. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues decreased from $11.3 million for the three months ended June 30, 2001 to $8.6 million for the three months ended June 30, 2002, representing 38% and 32% of total revenues for the respective periods. Cost of services and maintenance revenues decreased from $24.7 million for the six months ended June 30, 2001 to $17.0 million for the six months ended June 30, 2002, representing 40% and 32% of total revenues for the respective periods. The decrease in the cost of services and maintenance revenues in absolute dollars and as a percentage of total revenues, during the three and six months ended June 30, 2002, primarily reflected the decreased costs associated with lower levels of services and maintenance revenues experienced during these periods and the elimination of several unprofitable services business lines as part of our restructuring in June 2001. Further, the decrease as a percentage of total revenues reflected a decline in services and maintenance revenues and an increase in license revenues in the first half of 2002, compared to the same period in 2001.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 35% and 41% for the three months ended June 30, 2001 and 2002, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 36% and 43% for the six months ended June 30, 2001 and 2002, respectively. This increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three and six months ended June 30, 2002, compared to the same periods in 2001, reflected the lower costs associated with professional services and higher productivity and utilization of available services resources compared to the same periods of the previous year, as well as a shift in the services revenues mix from lower margin professional services revenues to higher margin support and maintenance revenues. We also eliminated several unprofitable services business lines as part of our restructuring plan in June 2001.

OPERATING EXPENSES

Sales and Marketing

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2001	2002	2001	2002
Per statement of operations	$38,219	$10,732	$64,799	$22,877
Less: Special non-recurring charges included	15,915	(371)	15,915	(371)

Pro forma	$22,304	$11,103	$48,884	$23,248

Percentage of total revenues	74%	42%	79%	43%

Sales and marketing expenses, on a pro forma basis, decreased from $22.3 million and $48.9 million for the three and six months ended June 30, 2001 to $11.1 million and $23.2 million for the comparable periods in 2002. Sales and marketing expenses, on a pro forma basis, represented 74% and 79% of total revenues for the three and six months ended June 30, 2001, compared to 42% and 43% for the same periods in 2002. The decrease in absolute dollars for the three and six months ended June 30, 2002, was due mainly to the cost reduction strategies implemented through our restructuring plan which took effect in June 2001. In addition, until the implementation of our restructuring plan, we continued to make significant investments in sales and marketing to support the launch of new products, services and marketing programs and we had continued our strategy of (a) investing in hiring and training our direct sales organization in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. The decrease in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2002, compared to the same periods in 2001, reflected the cost savings from the restructuring plan, and the lower than expected revenue achievement in the three and six months ended June 30, 2001 compared to 2002. In addition, we have implemented significant efficiencies into our sales processes and continued greater discipline in expense management. We intend to continue to focus on improving the productivity of our sales and marketing organizations and on gaining efficiencies in the related processes in light of current economic conditions. Failure of these investments in sales and marketing, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

We had recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $11.0 million in the six months ended June 30, 2001, included in the above special non-recurring charges, which was recorded primarily in sales and marketing expenses. The credit to sales and marketing expenses for special non-recurring charges in the six months ended June 30, 2002 reflected savings realized in the negotiation of completion of certain contractual obligations, identified under our restructuring program, in a cost-effective manner. During the first six months of 2002, the allowance for doubtful accounts decreased by $0.4 million as a result of better cash collections during the period and, consequently, an additional bad debt expense was not required.

Research and Development

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2001	2002	2001	2002
Per statement of operations	$8,345	$6,476	$17,832	$12,509
Less: Special non-recurring charges included	—	—	—	—

Pro forma	$8,345	$6,476	$17,832	$12,509

Percentage of total revenues	28%	24%	29%	23%

Research and development expenses, on a pro forma basis, decreased from $8.3 million and $17.8 million for the three and six months ended June 30, 2001 to $6.5 million and $12.5 million for the comparable periods in 2002. Research and development expenses, on a pro forma basis, represented 28% and 29% of total revenues for the three and six months ended June 30, 2001, compared to 24% and 23% for the comparable periods in 2002. The decreased investment in research and development expenses in absolute dollars was due mainly to the cost reduction strategies implemented through our restructuring plan, which took effect in June 2001. In addition, employees were hired during the first half of 2001, primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings. Research and development expenses as a percentage of total revenues decreased for the three and six months ended June 30, 2002, compared to the same periods in the previous year, due primarily to the lower than expected license revenues in the first half of 2001, as these expenses were largely fixed prior to the start of the first two quarters of 2001 based on revenue expectations, coupled with continued management discipline in operating expenses in the first half of 2002. However, we believe that we must continue to maintain our investment in research and development in order to maintain our technological leadership position, software quality and security assurance leadership and thus, expect research and development expenses to increase in absolute dollars in the future as additional experienced security experts and software engineers are required.

General and Administrative

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2001	2002	2001	2002
Per statement of operations	$9,363	$3,893	$14,050	$7,399
Less: Special non-recurring charges included	5,596	120	5,596	120

Pro forma	$3,767	$3,773	$8,454	$7,279

Percentage of total revenues	13%	14%	14%	13%

General and administrative expenses, on a pro forma basis, decreased from $3.8 million and $8.5 million for the three and six months ended June 30, 2001 to $3.8 million and $7.3 million for the comparable periods in 2002. General and administrative expenses, on a pro forma basis, represented 13% and 14% of total revenues for the three and six months ended June 30, 2001, compared to 14% and 13% for the comparable periods in 2002. The increase in general and administrative expenses in absolute dollars for the three months ended June 30, 2002 was due mainly to the payout of a senior executive bonus, which was part of employment agreements negotiated in prior periods. The decrease in general and administrative expenses in absolute dollars for the six months ended June 30, 2002 was mainly due to the cost reduction strategies implemented through our restructuring plan which took effect in June 2001, coupled with continued management discipline in operating expenses in the first half of 2002. General and administrative expenses as a percentage of total revenues for the three and six months ended June 30, 2002, remained relatively flat compared to the same periods in 2001. We continue to look for ways to gain additional efficiencies in our administrative processes.

The adjustment to special non-recurring charges in the six months ended June 30, 2002 reflected higher than expected legal and professional services costs required to complete actions identified under our restructuring program.

Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles

Amortization expense in connection with acquisition-related intangibles decreased from the prior period, due to the impairment of goodwill, purchased product rights and other purchased intangibles recorded in June 2001, as well as the adoption of SFAS No. 142 as of January 2002.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Intangible Assets”, which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. We have adopted SFAS No. 142 as of January 1, 2002. This adoption has affected the amortization of intangibles, resulting from the following past acquisitions:

On March 14, 2000, we completed the acquisition of CygnaCom Solutions Inc., a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million, and goodwill amortization of $1.4 million and $2.8 million was expensed for the three and six months ended June 30, 2001, respectively. No goodwill amortization was recorded for the three and six months ended June 30, 2002, due to the adoption of SFAS No. 142.

On June 26, 2000, we completed the acquisition of enCommerce, Inc., a company based in Santa Clara, California that provides software and services for managing global e-business relationships. The acquisition of enCommerce’s outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in 2000. Amortization of goodwill and other purchased intangibles of $27.3 million and $54.6 million had been expensed for the three and six months ended June 30, 2001, respectively. No amortization of these assets has been recorded for the same periods in 2002, due to the adoption of SFAS No. 142. Amortization of purchased product rights of $1.4 million and $2.8 million was expensed for the three and six months ended June 30, 2001, while $284,000 and $568,000 was expensed for the three and six months ended June 30, 2002.

In addition, we recorded goodwill amortization of $235,000 and $470,000 for the three and six months ended June 30, 2001 with respect to goodwill recorded as a result of the acquisition of r3 in 1998. No amortization of this asset has been recorded for the same periods in 2002, as the goodwill was determined to be fully impaired when assessed in June 2001.

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

As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recognized restructuring and special non-recurring charges of $433.6 million in the second fiscal quarter of 2001, with a subsequent increase of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002, as outlined below (in millions):

	Accrued Restructuring Charges	Other Special Non- recurring Charges	Total Special Charges through June 30, 2001	Adjustments Recorded July 1, 2001 to December 31, 2001	Adjustments Recorded January 1, 2002 to June 30, 2002	Total Special Charges through June 30, 2002
Workforce reduction and other personnel costs	$13.5	$4.1	$17.6	$0.3	$0.1	$18.0

Consolidation of excess facilities	38.2	13.5	51.7	0.5	(0.1)	52.1
Discontinuance of non-core products and programs	13.8	6.4	20.2	(0.8)	(1.3)	18.1
Impairment of goodwill, purchased product rights and other intangible purchased assets	—	327.0	327.0	—	—	327.0
Write-down of long-term strategic investments	—	6.1	6.1	4.7	—	10.8
Bad debt write-offs and additional provisions to the allowance for doubtful accounts	—	11.0	11.0	(3.3)	—	7.7

Total	$65.5	$368.1	$433.6	$1.4	$(1.3)	$433.7

An adjustment to reduce the accrued restructuring charges by $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. As of June 2002, the Company had initiated all actions required by the restructuring plan. In addition, we recorded a $0.2 million adjustment to reflect a reduction in the accruals for special non-recurring charges related to the discontinuance of non-core products and programs due to savings realized in completing contractual obligations offset by increased legal and other costs incurred to realize these savings. The following paragraphs provide information relating to the restructuring programs that resulted in the total special charges listed above.

Workforce reduction and other personnel costs

The restructuring program resulted in the reduction of approximately 400 of our regular full-time employees, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net™ and Entrust@YourService™ and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter of 2001, and the workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001. We have recorded a cumulative workforce reduction charge of $13.5 million primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

Other special non-recurring charges included employee relocation expenses, hiring fees and signing bonuses totaling $4.5 million on a cumulative basis, which were recorded primarily in general and administrative expenses.

Consolidation of excess facilities

We have recorded cumulative restructuring costs of $39.1 million relating to the consolidation of excess facilities. The consolidation of excess facilities included a total of eight offices in seven cities throughout the world. The majority (approximately 85%) of the costs were related to the 75,000 square foot facility in Santa Clara, CA. The costs for consolidation of excess facilities were related primarily to non-cancelable lease costs offset by estimated sublet recoveries. These costs are payable contractually over up to 10 years, which is the lease term of the Santa Clara facility. However, we will continue to evaluate ongoing possibilities to settle this obligation in the most economic manner.

In addition to the cumulative $39.1 million of restructuring costs related to excess facilities, an additional $13.0 million of facilities-related costs were recorded, on a cumulative basis, as a special non-recurring charge as a result of impairment of leasehold improvements and other property and equipment that was disposed of or removed from operations as a result of the consolidation of excess facilities, and were included in the write-down of leaseholds and other long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. These assets were identified as assets to be disposed of that would have no future benefit to us. Therefore, these assets were reported at the lower of carrying amount and fair value, less costs of disposition. The majority of these costs are non-cash charges.

Discontinuance of non-core products and programs

In support of the restructuring objective to reduce costs and focus on our core technologies, we discontinued several non-core products and programs. The discontinued products and programs, totaling $11.8 million on a cumulative basis, were primarily related to our services business initiatives and to certain desktop applications that did not achieve the growth and profitability targets in line with our core products and financial objectives. The restructuring charge also included costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which were being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items was substantially incurred by the end of the second quarter of fiscal 2002. Accrued estimated minimum royalty obligations related to certain discontinued products of $4.2 million are payable contractually through 2004.

The discontinuance of products and programs, and expenses related to rebranding of our identity and our products, resulted in $6.3 million of cumulative special non-recurring charges, which was primarily recorded in sales and marketing expenses.

Summary of accrued restructuring charges

The following table is a summary of the accrued restructuring charges as at June 30, 2002 (in millions):

	Total Charges Accrued at June 30, 2001	Cash Payments	Adjustments	Accrued Restructuring Charges at June 30, 2002
Workforce reduction and other personnel costs	$13.5	$13.1	$—	$0.4

Consolidation of excess facilities	38.2	6.6	0.9	32.5

Discontinuance of non-core products and programs	13.8	7.3	(2.0)	4.5

Total	$65.5	$27.0	$(1.1)	$37.4

Impairment of goodwill, purchased product rights and other intangible purchased assets

Due to the decline in our market capitalization, the decline in current overall business conditions within our target market segments and the restructuring program, we completed an assessment of the recoverability of goodwill on our balance sheet as of June 2001, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r3 acquisitions would not be recovered through the estimated undiscounted future cash flows. We then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r3 acquisition. The result of this analysis was a charge of $327.0 million related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition accounted for $325.4 million of the impairment. This acquisition failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess™ product that were estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment in 2001 was the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

Revenues from the enCommerce products and services are estimated to have contributed approximately 20% to 25% of total revenues in 2001 and the first half of 2002, but are estimated to have generated operating losses since acquisition. The results of operations related to the r3 acquisition were not significant.

Write-down of long-term strategic investments

We assess the recoverability of the carrying value of our strategic investments on a regular basis. Factors that we consider important that could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model, and changes in overall market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001 ($6.1 million was recorded in the six months ended June 30, 2001) and $1.2 million in the second quarter of 2002. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in the second half of 2001. These investments are reviewed each period for possible impairment, and therefore, further adjustments may be required in the future.

Bad debt write-offs and additional provisions to the allowance for doubtful accounts

Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, we recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $7.7 million in the year ended December 31, 2001 ($11.0 million was recorded in the six months ended June 30, 2001), which was recorded primarily in sales and marketing expenses. No additional provisions to the allowance for doubtful accounts were recorded in the six months ended June 30, 2002.

Interest Income

Interest income decreased from $2.4 million and $5.6 million for the three and six months ended June 30, 2001 to $608,000 and $1.5 million for the comparable periods in 2002. Interest income represented 8% and 9% of total revenues for the three and six months ended June 30, 2001, compared to 2% and 3% for the three and six months ended June 30, 2002. The decrease in interest income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets. In addition, the decrease was due to the lower interest rates that were available during the first half of 2002, as compared to the same period in 2001.

Loss from Equity Investment

We recorded $370,000 of losses related to our investment in Entrust Japan, which is accounted for under the equity method of accounting for investments in common stock, since we significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for the first half of 2002, based on an approximate 7% and 39% ownership interest in the voting capital of Entrust Japan in the first and second quarters of 2002, respectively. We have included our share of post-acquisition losses of Entrust Japan on the step-by-step acquisition method in our consolidated losses for the current fiscal year, and accordingly, have included our share of Entrust Japan's first quarter operating losses, in addition to our share of their second quarter losses, in the current quarter's operating results, since we did not begin to have significant influence over their operations until the second quarter.

Provision for Income Taxes

We recorded income tax provisions of $400,000 and $795,000 for the three and six months ended June 30, 2002, respectively, compared with income tax provisions of $396,000 and $746,000 for the same periods in 2001. We account for income taxes in accordance with SFAS No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductibility of the amortization of goodwill and other purchased intangible assets, as well as an adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $15.1 million in operating activities during the six months ended June 30, 2002. This cash outflow was primarily a result of a net loss before non-cash charges of $2.2 million, a decrease in accrued liabilities and accounts payable of $5.9 million, a decrease in accrued restructuring charges of $9.6 million, and an increase in prepaid expenses of $1.2 million during the period, partially offset by cash inflows resulting from a decrease in accounts receivable of $4.0 million. Our average days sales outstanding at June 30, 2002 was 68 days, which represents a decrease over the 82 days that we reported at March 31, 2002. The overall decrease in days sales outstanding from March 31, 2002 was mainly due to the billing and collection, in the second quarter of 2002, of the amounts carried as an accrued unbilled receivable for the Government of Canada Secure Channel project at the end of the first quarter. For purposes of calculating average days sales outstanding, we divide accounts receivable at period end by the current quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During the six months ended June 30, 2002, we generated cash of $5.7 million from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $8.4 million, net of $219.6 million of marketable investment purchases. This was partially offset by cash of $1.5 million invested in property and equipment, primarily for computer hardware, furniture and leasehold improvements required to complete the fit-up of our new Addison, Texas facility, and $1.0 million invested in Entrust Japan.

Cash provided by financing activities for the six months ended June 30, 2002 was $1.6 million, primarily from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

For disclosure regarding our contractual obligations and commercial commitments, please see notes 9 and 14 to our consolidated financial statements for the year ended December 31, 2001 contained in our Annual Report on Form 10-K. There are no new significant contractual obligations or commitments incurred during the second quarter of 2002.

As of June 30, 2002, our cash, cash equivalents and marketable investments in the amount of $146.3 million provided our principal sources of liquidity. Overall, we used $4.3 million and $16.3 million from our cash, cash equivalents and marketable investments in the three and six months ended June 30, 2002. Although we are targeting operating breakeven by the fourth quarter of 2002, based on top line revenue growth while maintaining the current operating expense structure, we estimate that we will continue to use cash throughout 2002 to fund operating losses and to satisfy the obligations accrued for under our restructuring program. However, if top line revenue improvements do not materialize then cash will be negatively affected.

In addition, we recently announced that we intend to repurchase up to an aggregate of 7,000,000 shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our board of directors, in open market, negotiated and block transactions. The timing and amount of shares repurchased, under this program, will be determined by our management based on their evaluation of market and business conditions, and will be funded using available working capital. While there can be no assurance as to the extent of usage of liquid resources in the current fiscal year, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

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

Our quarterly revenues and operating results have varied in the past and may continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	length of sales cycles associated with our product offerings;

•	the timing, size and nature of our licensing transactions;

•	market acceptance of new products or product enhancements by us or our competitors;

•	the relative proportions of revenues derived from licenses and services and maintenance;

•	the timing of new personnel hires and the rate at which new personnel become productive;

•	changes in pricing policies by our competitors;

•	changes in our operating expenses; and

•	fluctuations in foreign currency exchange rates.

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

In June 2001, we announced a restructuring of our business, which included a reduction in work force and the closure of three international locations, as well as other steps we took to reduce expenses. The planning and implementation of our restructuring has placed a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we are expecting. If we find that our restructuring announced in June 2001 did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a further restructuring of our business.

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

Transactions for our solutions often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. Factors affecting the sales cycle include:

•	customers’ budgetary constraints;

•	the timing of customers’ budget cycles; and

•	customers’ internal approval processes.

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

Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. In 2000, our three largest customers accounted for 12% of revenues. In 2001, our three largest customers accounted for 18% of revenues. Our three largest customers accounted for 18% of revenues for the six months ended June 30, 2002. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

The U.S. and Canadian Federal governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (governments, including healthcare) accounted for 61% of our revenues in the second quarter of 2002. Sustaining and growing revenues in the government market will depend, in large part, on the following:

•	the adoption rate of our products within government departments and agencies;

•	the timing and amount of budget appropriations for information technology and specifically information security;

•	the timing of adoption of information security policies and regulations, including, but not limited to HIPPA; and

•	our ability to develop and maintain the appropriate business relationships with partners with whom the government contracts for information security projects.

A decline or delay in the growth of this market could reduce demand for our products, adversely affecting our revenues and results of operations in a material way.

If the Enterprise Information Technology budgets and the Internet security market do not continue to grow, demand for our products and services will be adversely affected.

The market for Internet security solutions is at an early stage of development. Continued growth of the Internet security market will depend, in large part, on the following:

•	the continued expansion of Internet usage and the number of organizations adopting or expanding intranets and extranets;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public recognition of the potential threat posed by computer hackers and other unauthorized users; and

•	the continued development of new and improved services for implementation across the Internet, intranets and extranets.

A decline in the growth of this market could reduce demand for our products, adversely affecting our revenues and results of operations.

A breach of security at one of our customers, whether or not due to our products, could harm our reputation and reduce the demand for our products.

The processes used by computer hackers to access or sabotage networks and intranets are rapidly evolving. A well-publicized actual or perceived breach of network or computer security at one of our customers, regardless of whether such breach is attributable to our products, third-party technology used within our products or any significant advance in techniques for decoding or “cracking” encrypted information, could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

In addition, the security level of our products is dependent upon the processes and procedures used to install and operate our products. Failure on the part of our customers to properly to install and operate our products, could cause a security breach, which could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

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

Like virtually all software systems, our products contain errors, failures or bugs that our existing testing procedures have not detected. The errors may become evident at any time during the life of our products. The discovery of any errors, failures or bugs in any products, including third-party technology incorporated into our products, may result in:

•	adverse publicity;

•	product returns;

•	the loss or delay of market acceptance of our products; and

•	third-party claims against us.

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

Increased competition increased market volatility as well as industry could result in lower prices, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which could have a serious adverse effect on our business, financial condition and results of operations.

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

We may have difficulty managing our operations, which could adversely affect our ability to successfully grow our business.

Our ability to manage future growth, if any, will depend upon our ability to:

•	continue to implement and improve operational, financial and management information systems on a timely basis; and

•	expand, train, motivate and manage our work force.

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

In the future, we may establish additional foreign operations, hire additional personnel and establish relationships with additional partners internationally. This expansion would require significant management attention and financial resources and could have an adverse effect on our business, financial condition and results of operations. Although our international sales currently are primarily denominated in U.S. dollars, we may increasingly denominate sales in foreign currencies in the future. In addition, our international business may be subject to the following risks:

•	difficulties in collecting international accounts receivable;

•	difficulties in obtaining U.S. export licenses, especially for products containing encryption technology;

•	potentially longer payment cycles for customer payments;

•	increased costs associated with maintaining international marketing efforts;

•	introduction of non-tariff barriers and higher duty rates;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	difficulties managing personnel and operations in remote locations; and

•	increased complexity in global corporate tax structure.

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

Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements, shrink-wrap licenses and other contractual provisions to establish, maintain and protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized third parties may:

•	copy aspects of our products;

•	obtain and use information that we regard as proprietary; or

•	infringe upon our patents.

Policing piracy and other unauthorized use of our products is difficult, particularly in international markets and as a result of the growing use of the Internet. In addition, third parties might successfully design around our patents or obtain patents that we would need to license or design around. Finally, the protections we have obtained may not be sufficient because:

•	some courts have held that shrink-wrap licenses, because they are not signed by the licensee, are not enforceable;

•	our trade secrets, confidentiality agreements and patents may not provide meaningful protection of our proprietary information; and

•	we may not seek additional patents on our technology or products and such patents, even if obtained, may not be broad enough to protect our technology or products.

Our inability or failure to protect our proprietary rights could have a significant adverse effect on our business, financial condition or results of operations.

We have been subject to, and may in the future become subject to, intellectual property infringement claims that could be costly and could result in a diversion of management’s attention.

As the number of security products in the industry and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. We received notice from one of our customers stating that we may be responsible for indemnifying that customer under a product license agreement for infringement of patents assigned to a third party. To date, the customer has not made a formal claim for indemnification from us. In addition, third parties may assert infringement or misappropriation claims against us in the future. Defending or enforcing our intellectual property could be costly and could result in a diversion of management’s attention, which could have a significant adverse effect on our business, financial condition or results of operations. A successful claim against us could also have a significant adverse effect on our results of operations for the period in which damages are paid.

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

The trading price of our common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations;

•	new products or new contracts by us or our competitors;

•	developments with respect to patents, copyrights or propriety rights;

•	conditions and trends in the security industry;

•	changes in financial estimates by securities analysts; and

•	general market conditions and other factors.

Nortel Networks is able to exercise significant influence over all matters requiring stockholder approval and could make decisions about our business that conflict with the interests of other stockholders.

As of June 30, 2002, Nortel Networks Limited, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 19.4% of our outstanding voting stock, and one of our eight directors was a representative of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over matters requiring shareholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

Nortel also has the right to sell its shares under Rule 144 or through a demand registration rights offering. Nortel’s decisions to sell its shares could negatively affect our share price. In addition, if the Company elects to purchase shares under its stock repurchase program, it could negatively affect the Company’s cash balances.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at June 30, 2002, the majority of our marketable investments had maturities of less than twelve months from that date. As a result, we believe that our exposure to market risk related to interest rates is not material.

The following table presents the cash, cash equivalents and marketable investments that we held at June 30, 2002, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

MATURITY
(in thousands)

	Within 3 Months	3–6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$30,866	$—	$—	$—
Investments classified as held to maturity marketable investments	17,586	33,233	50,198	7,918

Total amortized cost	$48,452	$33,233	$50,198	$7,918

Fair value	$48,461	$33,283	$50,277	$8,001

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, Germany, France and Japan. However, this exposure is not considered to be material due to the fact that the United Kingdom, German, French and Japanese operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

As a result, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded losses of $12.0 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments. We recorded $1.2 million of these impairments in the quarter ended June 30,2002.

On April 12, 2002, we increased our investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by exchanging cash of approximately $1.5 million, Entrust software product valued at approximately $0.4 million and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. Our increased investment followed additional investments made by Toyota and SECOM in the fourth quarter of 2001. We believe that because of our additional investment, as of the second quarter of 2002, we have the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, in the second quarter of 2002, we began accounting for this investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we have included our share of post-acquisition losses relating to Entrust Japan on the step-by-step acquisition method in our consolidated losses for the current fiscal year, in the amount of $370,000. In addition, we recorded an adjustment to consolidated accumulated deficit for our share of the post-acquisition losses relating to Entrust Japan for prior years, attributable to our less than 10% ownership interest prior to the April 2002 investment, to the extent of our previous investment in Entrust Japan of $393,000, which was written down to zero in the second quarter of 2002. Because of Entrust Japan’s history of operating losses and our expectation that it will not reach breakeven operating results within the current fiscal year, it is likely that all or substantially all of the $1.5 million equity investment in Entrust Japan at June 30, 2002 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan.

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

We believe this class action is without merit and intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a significant adverse impact on our future financial condition or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2002, we held our Annual Meeting of Stockholders. Shares of Common stock with xxxxx votes were represented at the meeting out of a total of 65,069,436 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast:

1)	A proposal to elect Wesley K. Clark as a Class I Director for a three-year term.

For the above-referenced matter (1), 47,997,208 votes were cast in favor and 449 were withheld.

2)	A proposal to elect Butler C. Derrick, Jr. as a Class I Director for a three-year term.

For the above-referenced matter (2), 47,997,208 votes were cast in favor and 449 were withheld.

3)	A proposal to elect Liener Temerlin as a Class I Director for a three-year term.

For the above-referenced matter (3), 47,997,208 votes were cast in favor and 449 were withheld.

4)	Ratification of the appointment of Deloitte & Touche LLP as our independent public accountants for the current year.

For the above-referenced matter (4), 47,973,918 votes were cast in favor, 441,468 were cast against, 0 abstained from voting and 0 were broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

The exhibits listed on the Index to Exhibits immediately preceding such exhibits are filed as part of this report.

Reports on Form 8-K:

No reports on Form 8-K were filed in the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

By:	/s/ DAVID L. THOMPSON
David L. Thompson Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

Dated: August 13, 2002

ENTRUST, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
4	Common Stock Purchase Warrant of the Registrant dated April 22,2001 issued to Lehman Brothers Inc.

99	Certification Pursuant to 18 U.S.C. Section 1350.