Form 10-Q
period 2002-09-30
ENTRUST INC
filed 2002-11-08
CIK 1031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24733

ENTRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	62-1670648
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

One Hanover Park, Suite 800
16633 Dallas Parkway
Addison, Tx 75001
(Address of principal executive offices & zip code)

Registrant’s telephone number, including area code:    (972) 713-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 64,792,561 shares of the registrant’s $.01 par value Common stock outstanding as of November 4, 2002.

ENTRUST, INC.

Entrust and GetAccess are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in the United States and other countries. All Entrust product names are trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. All other company or product names used in this quarterly report are trademarks, service marks or registered trademarks of their respective owners.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	(Unaudited) September 30, 2002
(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$45,267	$25,737
Short-term marketable investments	108,288	111,484
Accounts receivable (net of allowance for doubtful accounts of $3,909 at December 31, 2001 and $3,106 at September 30, 2002)	23,732	18,617
Prepaid expenses and other	5,202	5,363

Total current assets	182,489	161,201
Long-term marketable investments	9,038	5,419
Property and equipment, net	17,390	14,037
Purchased product rights, net	2,838	1,986
Goodwill, net	6,436	6,436
Other purchased intangibles, net	4,750	4,750
Long-term equity investment	—	1,361
Long-term strategic investments	4,683	2,858
Other long-term assets, net	1,421	1,550

Total assets	$229,045	$199,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,815	$10,621
Accrued liabilities	15,121	12,510
Accrued restructuring charges	46,988	35,526
Deferred revenue	17,553	16,279

Total current liabilities	93,477	74,936
Long-term liabilities	116	217

Total liabilities	93,593	75,153

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 64,432,052 and 65,118,434 issued and outstanding shares at December 31, 2001 and September 30, 2002, respectively	645	652
Additional paid-in capital	781,879	783,655
Unearned compensation	(100)	(47)
Accumulated deficit	(645,583)	(658,913)
Accumulated other comprehensive loss	(1,389)	(902)

Total shareholders’ equity	135,452	124,445

Total liabilities and shareholders’ equity	$229,045	$199,598

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
(In thousands, except per share data)

Revenues:
License	$12,288	$8,548	$35,401	$32,542
Services and maintenance	15,732	15,460	54,140	45,495

Total revenues	28,020	24,008	89,541	78,037

Cost of revenues:
License	1,247	803	3,355	2,768
Services and maintenance	9,710	8,177	34,368	25,222

Total cost of revenues	10,957	8,980	37,723	27,990

Gross profit	17,063	15,028	51,818	50,047

Operating expenses:
Sales and marketing	13,971	11,043	78,770	33,920
Research and development	6,527	5,827	24,359	18,336
General and administrative	3,313	3,525	17,363	10,924
Amortization of purchased product rights	284	284	3,038	852
Amortization of goodwill and other purchased intangibles	2,171	—	59,971	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	—	326,953	—
Restructuring charges and adjustments	—	—	65,511	(1,079)
Write-down of leaseholds and other long-lived assets	—	—	13,519	—

Total operating expenses	26,266	20,679	589,484	62,953

Loss from operations	(9,203)	(5,651)	(537,666)	(12,906)

Other income (expense):
Interest income	1,511	850	7,154	2,390
Loss from equity investment	—	(135)	—	(505)
Realized gain on investments	1,397	—	1,397	—
Write-down of long-term strategic investments	(1,700)	—	(7,800)	(1,238)

Total other income (expense)	1,208	715	751	647

Loss before income taxes	(7,995)	(4,936)	(536,915)	(12,259)
Provision for income taxes	303	276	1,049	1,071

Net loss	$(8,298)	$(5,212)	$(537,964)	$(13,330)

Net loss per share:
Basic	$(0.13)	$(0.08)	$(8.51)	$(0.21)
Diluted	$(0.13)	$(0.08)	$(8.51)	$(0.21)
Weighted average common shares used in per share computations:
Basic	63,491	65,115	63,202	64,993
Diluted	63,491	65,115	63,202	64,993

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2001	2002
(In thousands)

OPERATING ACTIVITIES:
Net loss	$(537,964)	$(13,330)
Non-cash items in net loss:
Depreciation and amortization	69,293	6,689
Impairment of goodwill, purchased product rights and other purchased intangibles	326,953	—
Non-cash other special non-recurring charges	3,212	—
Provision for doubtful accounts	11,786	—
Write-down of leaseholds and other long-lived assets	13,519	—
Write-down of long-term strategic investments	7,800	1,238
Loss on disposition of short-term marketable investments	187	—
Gain on disposition of long-term strategic investment	(1,584)	—
Unearned compensation amortized	166	62
Loss from equity investment	—	505
Revenue from non-monetary transaction	(694)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,717	5,231
(Increase) decrease in prepaid expenses and other	2,802	(161)
Decrease in accounts payable	(4,107)	(3,184)
Decrease in accrued liabilities	(6,745)	(2,181)
Increase (decrease) in accrued restructuring charges	53,387	(11,462)
Increase (decrease) in deferred revenue	1,452	(1,582)
Decrease due to related party	(799)	—

Net cash used in operating activities	(49,619)	(18,175)

INVESTING ACTIVITIES:
Purchases of marketable investments	(170,874)	(289,349)
Dispositions of marketable investments	253,620	289,772
Purchases of property and equipment	(13,323)	(2,035)
Increase in equity investment	—	(957)
(Increase) decrease in long-term strategic investments	(1,790)	63
Proceeds on disposition of long-term investments	4,632	—
Increase in other long-term assets	(1,342)	(476)

Net cash provided by (used in) investing activities	70,923	(2,982)

FINANCING ACTIVITIES:
Repayment of long-term liabilities	(281)	(252)
Repurchase of Common stock	—	(350)
Proceeds from exercise of stock options and employee stock purchase plan	3,158	2,124

Net cash provided by financing activities	2,877	1,522

EFFECT OF EXCHANGE RATE CHANGES ON CASH	243	105

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,424	(19,530)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,241	45,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,665	$25,737

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K.

NOTE 2.    EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. (“Entrust Japan”)

On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524,000, and by exchanging cash of approximately $957,000, Entrust software product valued at $385,000 and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. The Company’s increased investment follows additional investments made by Toyota and SECOM in the fourth quarter of 2001. The Company has concluded that because of the additional investment, as of the second quarter of 2002, it has the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, beginning in the same period of 2002, it has accounted for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, the Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $135,000 and $505,000 for the three and nine months ended September 30, 2002, on the step-by-step acquisition method in its consolidated losses for the current fiscal year. In addition, the Company has made a retroactive adjustment to consolidated accumulated deficit to record its share of the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership prior to the increased investment, to the extent of the Company’s previous investment of $393,000. The balance sheet at December 31, 2001 has been restated to reflect this retroactive adjustment. Prior year’s comparative results have not been impacted due to the fact that this retroactive adjustment would only affect the results of periods prior to those shown here.

NOTE 3.    STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. As of September 30, 2002, the Company has repurchased 125,000 shares of its Common stock under this program, for a total cash outlay of $350,000, at an average price of $2.77 per share. This price does not include the commission paid to brokers by the Company, which averaged $0.03 per share for a gross purchase price of $2.80 per share.

Repurchases under the stock repurchase program may take place from time to time until July 28, 2003, or an earlier date determined by the Company’s board of directors, in open market, negotiated and block transactions, and may be suspended or discontinued at any time. The timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and business conditions. The repurchases of stock will be transacted during the insider trading window, which runs from the third day following the public release of the Company’s quarterly results to the last day of each fiscal quarter. The repurchased shares will be considered authorized but unissued shares of the Company and will be available for issuance under the Company’s stock incentive, employee stock purchase and other stock benefit plans, and for general corporate purposes, including possible acquisitions. The stock repurchase program will be funded using the Company’s working capital.

NOTE 4.    AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company beginning January 1, 2002. Under SFAS No. 142, goodwill and intangible assets, with balances of $6.4 million and $4.8 million, respectively, at September 30, 2002, with indefinite lives are no longer amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

The Company assessed the carrying value of its goodwill and intangible assets in the first quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required as a result of that assessment. In addition, no impairment indicator became apparent to the Company during the second and third quarters of 2002.

The Company’s net loss, on a pro forma basis, assuming that the cessation of goodwill amortization required under SFAS No. 142 had been in effect from January 1, 2001, is as follows (in thousands):

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net loss	$(8,298)	$(5,212)	$(537,964)	$(13,330)
SFAS No. 142 adjustment	2,171	—	59,971	—

Pro forma net loss	$(6,127)	$(5,212)	$(477,993)	$(13,330)

Pro forma net loss per share	$(0.10)	$(0.08)	$(7.56)	$(0.21)

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

The workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001 and primarily related to severance costs, fringe benefits due to severed employees and outplacement services. The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company’s facility in Santa Clara, California. These costs are payable contractually over the remaining term of the Santa Clara facility lease, which runs through to 2011, reduced by estimated sublease recoveries. The Company continues to evaluate ongoing possibilities to settle this obligation in the most cost-effective manner and, therefore, it has been classified as current in nature. The discontinuance of non-core products and programs was primarily related to the discontinuance of certain of the Company’s business program initiatives and certain applications that had not achieved their growth and profitability objectives. In addition, the Company withdrew from certain committed marketing events and programs. The cash outflow related to the majority of these discontinued products and programs was substantially completed by the end of the second quarter of 2002, while estimated marketing and distribution agreement obligations related to certain discontinued products of $4.2 million are payable contractually through 2004. An adjustment to decrease the accrual for restructuring charges and to credit operations under “Restructuring charges and adjustments” of $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. In addition, an adjustment of $251,000 was made in the same quarter to reduce accruals for special non-recurring charges and credit operating expenses to reflect savings realized. As of June 2002, the Company had initiated all actions required by the restructuring plan.

Summary of accrued restructuring charges

The following table is a summary of the accrued restructuring charges as at September 30, 2002, including adjustments made during the second quarter of 2002 (table in millions):

	Accrued Restructuring Charges at December 31, 2001	Cash Payments	June 30, 2002 Adjustments	Accrued Restructuring Charges at September 30, 2002
Workforce reduction and other personnel costs	$2.3	$2.3	0.1	$0.1
Consolidation of excess facilities	34.6	3.4	(0.1)	31.1
Discontinuance of non-core products andprograms	10.1	4.7	(1.1)	4.3

Total	$47.0	$10.4	$(1.1)	$35.5

NOTE 6.    NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three and nine months ended September 30, 2002, the antidilutive effect excluded from the diluted net loss per share computation due to the options to purchase Common stock was 870,219 and 1,089,997 shares, respectively.

In the three and nine months ended September 30, 2002, the Company issued 138,118 and 798,876 shares, respectively, of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

NOTE 7.    STOCK OPTION EXCHANGE PROGRAM

On June 19, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Under the program, the Company’s employees were offered the opportunity to cancel, as of July 30, 2001, certain outstanding stock options to purchase shares of Common stock previously granted to them. In exchange, these employees received new options granted under the 1999 Non-Officer Employee Stock Incentive Plan. New options issued have terms and conditions that are substantially the same as those of the cancelled options. The Company believes that this voluntary exchange program complied with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and related FASB Emerging Issues Task Force (“EITF”) guidance and, accordingly, is not expected to result in any variable accounting compensation charges. Members of the Company’s board of directors and executive officers were not eligible to participate in this program.

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

Additionally, three executive officers who were not eligible to participate in the option exchange program received a nominal cash or stock award in exchange for the cancellation of a portion of their out-of-the-money stock options. Options to purchase an aggregate of 334,000 shares of Common stock with exercise prices ranging from $19.25 per share to $50.00 per share were cancelled in exchange for an aggregate of 15,220 shares of Common stock and $4,000 in cash. The expense related to the fair value of these shares and the cash was recorded in operating expense in the first quarter of 2002. The Company has provided no promise to compensate these executive officers for any increases in the price of the Common stock after the cancellation date. Further, the Company does not intend to issue additional options to these executive officers within six months and one day of the date of cancellation.

NOTE 8.    MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments and are stated at amortized cost. At September 30, 2002, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

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

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company’s ownership share in these companies ranged from 1% to 10% of the outstanding voting share capital at September 30, 2002. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the board of directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. To date, the Company has recorded impairments totaling $12.0 million with respect to these investments, which includes an impairment of $1.2 million in the nine months ended September 30, 2002. The net remaining balance, as of September 30, 2002, was $2.9 million.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately 39% of the voting share capital, and is accounted for by the Company using the equity method of accounting for investments in common stock (Note 2).

The Company recorded revenues representing 3% and 1% of total revenues for the three and nine months ended September 30, 2002, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost. Revenues recorded by the Company from Entrust Japan represented 3% of total revenues for each of the three and nine months ended September 30, 2002, respectively. The Company has recorded deferred revenue of $385,000 as a result of the increased investment in Entrust Japan (Note 2), but, to date, no revenue has been recognized related to this balance.

NOTE 9.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

The Company conducts business in one operating segment: the design, production and sale of software products and related services for Internet security. The nature of the Company’s products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the President and Chief Executive Officer, who, from an accounting perspective, is the Chief Operating Decision Maker (“CODM”), on a geographic basis. Accordingly, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information.

Geographic information

Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)
Revenues:
United States	$10,912	$11,247	$38,233	$37,494
Canada	7,774	4,177	21,518	16,824
Europe, Asia and Other	9,334	8,584	29,790	23,719

Total revenues	$28,020	$24,008	$89,541	$78,037

Income (loss) before income taxes:
United States	$(6,697)	$(5,638)	$(509,143)	$(10,564)
Canada	(2,080)	273	(30,780)	(3,402)
Europe, Asia and Other	782	429	3,008	1,707

Total loss before income taxes	$(7,995)	$(4,936)	$(536,915)	$(12,259)

	December 31, 2001	(Unaudited) September 30, 2002
	(in thousands)
Total assets:
United States	$191,493	$171,253
Canada	32,916	23,799
Europe, Asia and Other	4,636	4,546

Total	$229,045	$199,598

NOTE 10.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)

Net loss	$(8,298)	$(5,212)	$(537,964)	$(13,330)
Reversal of unrealized loss on investments upon disposition	—	—	—	220
Translation adjustments	(553)	(238)	(1,034)	267

Comprehensive loss	$(8,851)	$(5,450)	$(538,998)	$(12,843)

NOTE 11.    LEGAL PROCEEDINGS AND CONTINGENCIES

Legal proceedings

On September 30, 2002, Judge T. John Ward of the U.S. District Court for the Eastern District of Texas (the “Court”) issued an order dismissing a class action lawsuit pending against the Company.

As previously disclosed, on July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed in the Court. Subsequently, several similar actions were also filed. All of these actions were consolidated and on January 22, 2001, a consolidated complaint was filed. The consolidated complaint purported to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired Common stock of the Company during the period from October 19, 1999 through July 3, 2000. The consolidated complaint alleged that the defendants misrepresented and failed to disclose certain information about the Company’s business and prospects, as required by the Securities Exchange Act of 1934. It did not specify the amount of damages sought.

On September 21, 2001, the Company moved to dismiss an amended complaint filed on August 30, 2001. On September 30, 2002, the Court found that the Private Securities Litigation Reform Act required dismissal of the case because of the lack of specificity with which the amended complaint was pleaded. The case was dismissed with prejudice; however, the order is subject to the possibility of an appeal. As of the date of this filing, the Company has not learned of any appeal being filed. If an appeal is granted, an adverse judgment or settlement in this lawsuit could have a significant adverse impact on the Company’s future financial condition or results of operations.

The Company is subject, from time to time, to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

Contingencies

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. The Company is conducting a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement. As a result, the Company may have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. However, at this time, the Company’s self-assessment of its compliance is incomplete and, as a result, the Company is unable to ascertain the extent of its potential liability, if any, including the amount or type of any damages. Management believes, based on the current information available, that the outcome will not have a material adverse effect on our consolidated results of operations or consolidated financial position.

NOTE 12.    RECLASSIFICATIONS

Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2002 presentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND THE RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under “Overview”, “Certain Factors that May Affect Our Business” and elsewhere in this report.

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

On June 4, 2001, we changed our name to Entrust, Inc.

At September 30, 2002, Nortel Networks owned approximately 17% of our Common stock.

Business Overview

During the third quarter of 2002, Entrust continued its strategy of focusing on core vertical and geographic markets. We had continued success in the sales of our Secure Web Portal product solution and Secure VPN solution. Revenues from the Secure Web Portal solution, which is the combination of our TruePass and GetAccess products, increased 40% year-over-year and represented 48% of our software revenues in the third quarter of 2002. In addition, GetAccess product revenues increased 185% from the second quarter of 2002 and 155% over the third quarter of 2001. Other highlights from the quarter included:

•
We had customer wins in our core vertical markets. The five largest sales of the quarter included a large U.S. Federal government agency, a major U.S.-based insurance company, Hutchison 3G (via partner SchlumbergerSema), a global telecommunications provider and Caixa (an international financial institution in Brazil). These five largest sales represent 15% of total revenues for the third quarter of 2002, compared to 26% in the second quarter of 2002 and 27% in the third quarter of 2001.

•
The number of our software transactions increased to 86 over the second quarter of 2002 as both governments and enterprises continued to deploy our Internet security solutions. This represents an 18% improvement from the second quarter of 2002 and is the highest quarterly level attained this year.

•
Entrust Secure VPN revenues increased 150% over the second quarter of 2002 and 185% over the third quarter of 2001. Basic Web certificates and Web server certificates increased 21% over the second quarter of 2002 and 521% over the third quarter of 2001. Growth in both markets was driven by customer requirements for cost-effective solutions that provide a project-based return on investment over a relatively short payback period.

•
Services revenues increased to the highest level of the year as we saw a rise in the utilization of our global professional services organization to assist our customers in the deployment of our software solutions. Entrust CygnaCom, the U.S. government service group, delivered its highest revenue quarter in almost two years.

•	Revenues from the Extended Government vertical market accounted for 23% of total software revenues during the third quarter of 2002.

•
Entrust announced a key deployment success with Blue Cross Blue Shield of Michigan, one of the largest Blue Cross Blue Shield plans in the U.S., which, in the second quarter of 2002, expanded its relationship with us by purchasing an additional 400,000 digital identities that will enable additional users to securely access information through Michigan Blues’ Web portal.

Our key technology-related accomplishments during the third quarter of 2002 included the following:

•
We developed the Entrust Secure Transaction Platform, which enables organizations to securely integrate automated business processes while leveraging the return on investment and efficiencies inherent in using Web services to leverage their businesses and processes.

•
We developed the newest extension to our Secure Messaging Solution, which provides server-based, end-to-end secure messaging capabilities enabling users to securely communicate within the organization as well as to external businesses, government agencies and customers.

•
In conjunction with the White House Strategy to Secure Cyberspace, the General Services Agreements (GSA) delivered a secure communications capability by cross-certifying a number of federal agencies in the Federal Bridge Certification Authority (FBCA). The FBCA, or Federal Bridge, is a multi-agency program powered by our expertise and public-key infrastructure (PKI) technology that was deployed by the end of the third quarter of 2002. This program allows employees of the Department of Treasury, NASA, NFC, Department of Defense and other U.S. government organizations to securely communicate with one another and share information.

•
We announced a cooperative program with Sun Microsystems to integrate our products with the Sun™ ONE Platform, providing customers with increased flexibility in building trusted transactions with Internet-based services.

•
We awarded Entrust Ready status for interoperability with Entrust Internet Security Solutions to Novell e-Directory, IBM Embedded Security Subsystem, Intercede Edifice, DataKey CIP330, Rainbow iKey and Aladdin eToken among others.

We remain focused on our core markets, both vertical and geographic, and our core technology strengths in enhanced Internet security. Our success continues to be dependant on our ability to design, develop, market and sell our Internet security solutions to our global customers in our core vertical and geographic markets.

Critical Accounting Policies

The nature of our business is not highly complex, as we operate in one primary business. We develop, market and sell Internet security software solutions. We also perform professional services to install, support and integrate our Internet security software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and managed through a global functional organization. We operate globally in a functional organization. We do not have any off-balance sheet financing, other than operating leases entered into in the normal course of business, and we do not actively engage in hedging transactions.

In the first three quarters of 2002, our most complex accounting judgments were made in the areas of software revenue recognition, restructuring and other special non-recurring charges, impairment of long-term strategic investments and allowance for doubtful accounts. The restructuring and other special non-recurring charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and other special non-recurring charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, impairment of long-term strategic investments, and allowance for doubtful accounts are expected to continue to be ongoing elements of our accounting processes and judgments.

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

As a result of the restructuring program and the impact of the macroeconomic conditions on us and our global base of customers, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001, with a subsequent increase of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million on June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges of $35.5 million at September 30, 2002, could have a material effect on our reported results. During the second quarter of 2002, we recorded adjustments to reduce the accrued restructuring charges by $1.1 million, which were made to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. As of June 2002, we had initiated all actions required by the restructuring plan. In addition, actual results could vary from these assumptions, resulting in an adjustment that could have a material effect on our future financial results.

Impairment of Long-term Strategic and Equity Investments

We assess the recoverability of the carrying value of strategic investments at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies of which we typically own less than 10% of the outstanding stock. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. It was also determined that a further adjustment to the carrying value of the investments was necessary during the second quarter of 2002 in the amount of $1.2 million, to reflect other than temporary declines in the value of certain strategic investments. Further write-downs may be required in future depending upon our assessment of the performance of the underlying investee companies at that time. As of September 30, 2002, long-term strategic investments, net of valuation allowances, amounted to $2.9 million.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we have included our share of post-acquisition losses of Entrust Japan, in the amount of $135,000 and $505,000 for the three and nine months ended September 30, 2002, on the step-by-step acquisition method in our consolidated losses for the current fiscal year. In addition, we have recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership prior to the increased investment, to the extent of our previous investment of $393,000. The balance sheet at December 31, 2001 has been restated to reflect this retroactive adjustment. Prior year’s comparative results have not been impacted due to the fact that this retroactive adjustment would only affect the results of periods prior to those shown here. Because of Entrust Japan’s history of operating losses and our expectation that it will not reach breakeven operating results in the short-term, it is possible that all or substantially all of the remaining $1.4 million equity investment in Entrust Japan at September 30, 2002 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of September 30, 2002, we believe that there has not been an impairment of our investment in Entrust Japan.

Allowance for Doubtful Accounts

We maintain doubtful accounts allowances for estimated losses resulting from the inability of our customers to make required payments. At the time of a transaction, we assess whether the fee associated with the revenue transaction is fixed and determinable based on the payment terms associated with the transaction and the creditworthiness of the customer. We also assess whether collection is reasonably assured.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 41% of accounts receivable at September 30, 2002. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers could result in a different required allowance, which could have a material impact on our reported quarterly earnings.

As of September 30, 2002, accounts receivable totaled $18.6 million, net of an allowance for doubtful accounts of $3.1 million.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
License	43.9%	35.6%	39.5%	41.7%
Services and maintenance	56.1	64.4	60.5	58.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	4.4	3.3	3.7	3.5
Services and maintenance	34.7	34.1	38.4	32.4

Total cost of revenues	39.1	37.4	42.1	35.9

Gross profit	60.9	62.6	57.9	64.1

Operating expenses:
Sales and marketing	49.9	46.0	88.0	43.4
Research and development	23.3	24.2	27.2	23.5
General and administrative	11.8	14.7	19.4	14.0
Amortization of purchased product rights	1.0	1.2	3.4	1.1
Amortization of goodwill and other purchased intangibles	7.7	—	67.0	—

Impairment of goodwill, purchased product rights and other purchased intangibles	—	—	365.1	—
Restructuring charges and adjustments	—	—	73.2	(1.4)
Write-down of leaseholds and other long-lived assets	—	—	15.1	—

Total operating expenses	93.7	86.1	658.4	80.6

Loss from operations	(32.8)	(23.5)	(600.5)	(16.5)

Other income (expense):
Interest income	5.4	3.5	8.0	3.0
Loss from equity investment	—	(0.6)	—	(0.6)
Realized gain on investments	5.0	—	1.6	—
Write-down of long-term strategic investments	(6.1)	—	(8.7)	(1.6)

Total other income (expense)	4.3	2.9	0.9	0.8

Loss before income taxes	(28.5)	(20.6)	(599.6)	(15.7)
Provision for income taxes	1.1	1.1	1.2	1.4

Net loss	(29.6)%	(21.7)%	(600.8)%	(17.1)%

REVENUES

We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support (maintenance) performed for customers who license our products. We recognize revenues in accordance with the provisions of the SOP No. 97-2, “Software Revenue Recognition” and SOP No. 98-9, “Modifications of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions”.

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

Revenues from maintenance services are recognized ratably over the term of the maintenance period, which is typically one year. If maintenance services are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the value established by independent sales of such maintenance services to other customers. Revenues from the sale of Web server certificates are also recognized ratably over the term of the certificate, typically one to two years.

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

Total Revenues

Total revenues decreased 14% from $28.0 million for the three months ended September 30, 2001 to

$24.0 million for the three months ended September 30, 2002. Total revenues decreased 13% from $89.5 million for the nine months ended September 30, 2001 to $78.0 million for the nine months ended September 30, 2002. Total revenues derived from North America decreased 18% from $18.7 million for the three months ended September 30, 2001 to $15.4 million for the three months ended September 30, 2002, while total revenues derived from outside of North America decreased 8% from $9.3 million for the three months ended September 30, 2001 to $8.6 million for the three months ended September 30, 2002. Total revenues derived from North America decreased 9% from $59.8 million for the nine months ended September 30, 2001 to $54.3 million for the nine months ended September 30, 2002, while total revenues derived from outside of North America decreased 20% from $29.8 million for the nine months ended September 30, 2001 to $23.7 million for the nine months ended September 30, 2002. The majority of the overall decline in total revenues for the three and nine months ended September 30, 2002 was experienced in Canada, Europe, Asia and other international locales, which was mainly due to the continued softening of the economic climate internationally and to our restructuring plan from the second quarter of 2001, which resulted in fewer sales resources being applied in all regions, particularly in Asia Pacific and Latin America. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. The decline in the level of North American revenues reflected the prolonged economic downturn experienced in this region and throughout the industry, with customers buying to their immediate needs, as opposed to buying total project or enterprise wide, in the tough economic market. In addition, we focused on replacing the revenues generated by the Government of Canada Secure Channel project, which in the previous year had represented significant revenues from software deliveries, accounted for on a subscription basis, and the first phase of the professional services work related to this project. In the three and nine months ended September 30, 2002, no single customer accounted for 10% or more of total revenues.

License Revenues

License revenues decreased 31% from $12.3 million for the three months ended September 30, 2001 to $8.5 million for the three months ended September 30, 2002, representing 44% and 36% of total revenues in the respective periods. License revenues decreased 8% from $35.4 million for the nine months ended September 30, 2001 to $32.5 million for the nine months ended September 30, 2002, representing 40% and 42% of total revenues in the respective periods. The decrease in license revenues in absolute dollars for the three months ended September 30, 2002 was primarily due to the absence of the significant license revenues that had been derived from the Government of Canada Secure Channel project in the previous year. In addition, the third quarter of 2002 was impacted by the reduction in extended government expenditures, particularly in the United States, as key departments and agencies focused on budget management and service deployment of solutions previously purchased. The decrease in license revenues in absolute dollars for the nine months ended September 30, 2002 was primarily driven by the softened economic climate internationally and the shift from new project software spending to service driven deployment in the extended government vertical. New project purchases remain subject to governmental budgetary constraints. License revenues as a percentage of total revenues decreased for the three months ended September 30, 2002 compared to the same period in 2001 due to decreased license revenues caused by the absence of Government of Canada Secure Channel revenues this quarter, combined with a rise in the demand for and utilization of our global professional services organization, which assists governments and enterprises in planning, designing and deploying their Internet security solutions. License revenues as a percentage of total revenues increased for the nine months ended September 30, 2002 compared to the same period in 2001 due to decreased services and maintenance revenues in the first half of 2002, largely as a result of the timing delay in contracting additional services revenues from the Government of Canada Secure Channel project, coupled with continued demand for the Entrust Secure Web Portal Solutions and Enterprise Desktop suite.

Services and Maintenance Revenues

Services and maintenance revenues decreased 1% from $15.7 million for the three months ended September 30, 2001 to $15.5 million for the three months ended September 30, 2002, representing 56% and 64% of total revenues in the respective periods. Services and maintenance revenues decreased 16% from $54.1 million for the nine months ended September 30, 2001 to $45.5 million for the nine months ended September 30, 2002, representing 60% and 58% of total revenues in the respective periods. The decrease in services and maintenance revenues in absolute dollars was primarily the result of a decrease in demand for consulting services and customer support, resulting from the slowed growth of the license revenue base of customers experienced over the last year and the timing of corresponding support contract renewals on this license revenue base. Also, because we have been fulfilling our customers deployment needs in conjunction with partners and our solutions are now easier to deploy, the demand for our consulting services has declined for customer deployment and integration requirements. Further, the decrease resulted from a timing delay in contracting services revenues from the Government of Canada Secure Channel project, the first phase of which was completed in the first quarter of 2002, and the first quarter completion of some large GetAccess professional services projects. The increase in services and maintenance revenues as a percentage of total revenues for the three months ended September 30, 2002 compared to the same period in 2001 was mainly due to the improvements achieved in the utilization of our global professional services organization, and as a result of extended government revenues shifting from software to services in the third quarter as key departments and agencies deployed earlier purchases of our software solutions. The decrease in services and maintenance revenues as a percentage of total revenues for the nine months ended September 30, 2002 compared to the same period in 2001was primarily the result of a shift in mix of revenues from services and maintenance to license revenues during the first half of 2002. This shift was largely due to an increase in demand for our enhanced security solutions, particularly the Entrust Secure Web Portal Solutions, combined with the decrease in services and maintenance business year to date as a result of the timing of customer demand.

COST OF REVENUES

Cost of License Revenues

Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights, acquired as part of the June 2000 acquisition of enCommerce, Inc., has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues decreased from $1.2 million for the three months ended September 30, 2001 to $0.8 million for the three months ended September 30, 2002, representing 4% and 3% of total revenues in the respective periods. Cost of license revenues decreased from $3.4 million for the nine months ended September 30, 2001 to $2.8 million for the nine months ended September 30, 2002, representing 4% of total revenues in each of the respective periods. The decrease in cost of license revenues in absolute dollars and as a percentage of total revenues was primarily a result of lower license revenues in the three months ended September 30, 2002 and savings realized as a result of renegotiated royalty agreements with some third-party software vendors. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues decreased from $9.7 million for the three months ended September 30, 2001 to $8.2 million for the three months ended September 30, 2002, representing 35% and 34% of total revenues for the respective periods. Cost of services and maintenance revenues decreased from $34.4 million for the nine months ended September 30, 2001 to $25.2 million for the nine months ended September 30, 2002, representing 38% and 32% of total revenues for the respective periods. The decrease in the cost of services and maintenance revenues in absolute dollars and as a percentage of total revenues, during the three and nine months ended September 30, 2002, primarily reflected the decreased costs associated with lower levels of services and maintenance revenues experienced during these periods and the elimination of certain unprofitable services business lines as part of our restructuring in June 2001. Further, the decrease of cost of services and maintenance revenues as a percentage of total revenues reflected a decline in services and maintenance revenues and an increase in license revenues in the first half of 2002, compared to the same period in 2001.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 38% and 47% for the three months ended September 30, 2001 and 2002, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 37% and 45% for the nine months ended September 30, 2001 and 2002, respectively. This increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three and nine months ended September 30, 2002, compared to the same periods in 2001, reflected the lower costs associated with professional services and operating efficiencies achieved in the form of higher productivity and utilization of available services resources compared to the same periods of the previous year, combined with a shift in the services revenues mix from lower margin professional services revenues to higher margin support and maintenance revenues. We also eliminated certain unprofitable services business lines as part of our restructuring plan in June 2001.

OPERATING EXPENSES

Sales and Marketing

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)
Per statement of operations	$13,971	$11,043	$78,770	$33,920
Less: Special non-recurring charges included	—	—	15,915	(371)

Pro forma	$13,971	$11,043	$62,855	$34,291

Pro forma sales and marketing as a percentage of total revenues	50%	46%	70%	44%

Sales and marketing expenses, on a pro forma basis, decreased from $14.0 million and $62.9 million for the three and nine months ended September 30, 2001 to $11.0 million and $34.3 million for the comparable periods in 2002. Sales and marketing expenses, on a pro forma basis, represented 50% and 70% of total revenues for the three and nine months ended September 30, 2001, compared to 46% and 44% for the same periods in 2002. The decrease in absolute dollars for the three and nine months ended September 30, 2002 was due mainly to the cost reduction strategies implemented through our restructuring plan which took effect in June 2001. Since the restructuring, our sales and marketing expenses have better matched our revenue generation. The decrease in sales and marketing expenses as a percentage of total revenues for the three and nine months ended September 30, 2002, compared to the same periods in 2001, reflected the cost savings from the restructuring plan, and the lower-than-expected revenue achievement in the first half of 2001 compared to 2002. In addition, we have implemented significant efficiencies into our sales processes and continued greater discipline in expense management. We intend to continue to focus on improving the productivity of our sales and marketing organizations and on gaining efficiencies in the related processes in light of current economic conditions. However, until the implementation of our restructuring plan, we continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments in sales and marketing, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

We had recorded bad debt write-offs and additional provisions for doubtful accounts totaling $11.0 million in the nine months ended September 30, 2001, included in the above special non-recurring charges, which was recorded primarily in sales and marketing expenses. The credit to sales and marketing expenses for special non-recurring charges in the nine months ended September 30, 2002 reflected savings realized in the negotiation of completion of certain contractual obligations, identified under our restructuring program, in a cost-effective manner. During the first nine months of 2002, the allowance for doubtful accounts decreased by $0.8 million as a result of better cash collections during the period and, consequently, an additional bad debt expense was not required during the first nine months of 2002.

Research and Development

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)
Per statement of operations	$6,527	$5,827	$24,359	$18,336
Less: Special non-recurring charges included	—	—	—	—

Pro forma	$6,527	$5,827	$24,359	$18,336

Pro forma research and development as a percentage of total revenues	23%	24%	27%	24%

Research and development expenses, on a pro forma basis, decreased from $6.5 million and $24.4 million for the three and nine months ended September 30, 2001 to $5.8 million and $18.3 million for the comparable periods in 2002. Research and development expenses, on a pro forma basis, represented 23% and 27% of total revenues for the three and nine months ended September 30, 2001, compared to 24% for each of the comparable periods in 2002. The decrease in research and development expenses in absolute dollars was due mainly to the cost reduction strategies implemented through our restructuring plan, which took effect in June 2001. In addition, employees were hired during the first half of 2001, primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings. Research and development expenses as a percentage of total revenues were largely flat for the three months ended September 30, 2002, compared to the same period in the previous year. Research and development expenses as a percentage of total revenues for the nine months ended September 30, 2002 decreased, compared to the same period in 2001 due mainly to the lower research and development spending resulting from a reprioritization to strategic solutions, coupled with continued management discipline in operating expenses for the nine months ended September 30, 2002. However, we believe that we must continue to maintain our investment in research and development in order to maintain our technological leadership position, software quality and security assurance leadership and thus, expect research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

General and Administrative

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2001	2002	2001	2002
	(in thousands)
Per statement of operations	$3,313	$3,525	$17,363	$10,924
Less: Special non-recurring charges included	—	—	5,596	120

Pro forma	$3,313	$3,525	$11,767	$10,804

Pro forma general and administrative as a percentage of total revenues	12%	15%	13%	14%

General and administrative expenses, on a pro forma basis, increased from $3.3 million for the three months ended September 30, 2001 to $3.5 million for the comparable period in 2002. General and administrative expenses, on a pro forma basis, decreased from $11.8 million for the nine months ended September 30, 2001 to $10.8 million for the comparable period in 2002. General and administrative expenses, on a pro forma basis, represented 12% and 13% of total revenues for the three and nine months ended September 30, 2001, compared to 15% and 14% for the comparable periods in 2002. The increase in general and administrative expenses in absolute dollars for the three months ended September 30, 2002 was due mainly to fees related to statutory compliance that were charged to operating expenses. The decrease in general and administrative expenses in absolute dollars for the nine months ended September 30, 2002 was mainly due to the cost reduction strategies implemented through our restructuring plan which took effect in June 2001, coupled with continued management discipline in all functions for the first three quarters of 2002. General and administrative expenses as a percentage of total revenues for the nine months ended September 30, 2002 remained relatively flat compared to the same period in 2001. We continue to look for ways to gain additional efficiencies in our administrative processes and contain expenses.

The adjustment to special non-recurring charges in the nine months ended September 30, 2002 reflected higher-than-expected legal and professional services costs required to complete actions identified under our restructuring program.

Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles

In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”, which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. We adopted SFAS No. 142 as of January 1, 2002. This adoption has affected the amortization of intangibles, resulting from the following past acquisitions:

On March 14, 2000, we completed the acquisition of CygnaCom Solutions Inc. (“CygnaCom”), a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million, and goodwill amortization of $1.4 million and $4.2 million was expensed for the three and nine months ended September 30, 2001, respectively. No goodwill amortization was recorded for the three and nine months ended September 30, 2002, due to the adoption of SFAS No. 142.

On June 26, 2000, we completed the acquisition of enCommerce, Inc. (“enCommerce”), a company based in Santa Clara, California that provides software and services for managing global e-business relationships. The acquisition of enCommerce’s outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in 2000. Amortization of goodwill and other purchased intangibles of $2.2 million and $55.8 million had been expensed for the three and nine months ended September 30, 2001, respectively. No amortization of these assets has been recorded for the same periods in 2002, due to the adoption of SFAS No. 142. Amortization of purchased product rights of $284,000 and $3.0 million was expensed for the three and nine months ended September 30, 2001, while $284,000 and $852,000 was expensed for the three and nine months ended September 30, 2002.

In addition, we recorded goodwill amortization of $470,000 for the nine months ended September 30, 2001 with respect to goodwill recorded as a result of the acquisition of r3 in 1998. No amortization of this asset has been recorded since the goodwill was determined to be fully impaired when assessed in June 2001.

In general, total amortization expense related to goodwill, purchased product rights and other purchased intangibles that resulted from the above noted acquisitions decreased from the prior period due to the impairment of goodwill, purchased product rights and other purchased intangibles recorded in June 2001, as well as the adoption of SFAS No. 142 as of January 2002.

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

As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recognized restructuring and other special non-recurring charges of $433.6 million in the second fiscal quarter of 2001, with a subsequent adjustment of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002, as outlined below (in millions):

	Accrued Restructuring Charges	Other Special Non-recurring Charges	Total Special Charges through June 30, 2001	Adjustments Recorded July 1, 2001 to December 31, 2001	Adjustments Recorded January 1, 2002 to September 30, 2002	Total Special Charges through September 30, 2002
Workforce reduction and other personnel costs	$13.5	$4.1	$17.6	$0.3	$0.1	$18.0
Consolidation of excess facilities	38.2	13.5	51.7	0.5	(0.1)	52.1
Discontinuance of non-core products and programsand programs	13.8	6.4	20.2	(0.8)	(1.3)	18.1
Impairment of goodwill, purchased product rights and other intangible purchased assets	—	327.0	327.0	—	—	327.0
Write-down of long-term strategic investments investments	—	6.1	6.1	4.7	—	10.8
Bad debt write-offs and additional provisions to the allowance for doubtful accounts	—	11.0	11.0	(3.3)	—	7.7

Total	$65.5	$368.1	$433.6	$1.4	$(1.3)	$433.7

An adjustment to reduce the accrued restructuring charges by $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. As of June 2002, we had initiated all actions required by the restructuring plan. In addition, we recorded a $0.2 million adjustment in the second quarter of 2002 to reflect a reduction in the accruals for special non-recurring charges related to the discontinuance of non-core products and programs due to savings realized in completing contractual obligations offset by increased legal and other costs incurred to realize these savings. No further adjustments were done in the third quarter of 2002. The following paragraphs provide information relating to the restructuring programs that resulted in the total special charges listed above.

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

Consolidation of Excess Facilities

We have recorded cumulative restructuring costs of $39.1 million relating to the consolidation of excess facilities. The consolidation of excess facilities included a total of eight offices in seven cities throughout the world. The costs for consolidation of excess facilities were related primarily to non-cancelable lease costs offset by estimated sublet recoveries. The majority (approximately 85%) of the costs were related to a 75,000 square foot facility in Santa Clara, California. The Santa Clara facility costs are payable contractually over the remaining term of the lease, which runs through to 2011. We will continue to evaluate ongoing possibilities to settle this obligation in the most economic manner.

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

Discontinuance of Non-Core Products and Programs

In support of the restructuring objective to reduce costs and focus on our core technologies, we discontinued several non-core products and programs. The discontinued products and programs, totaling $11.8 million on a cumulative basis, were primarily related to our services business initiatives and to certain desktop applications that did not achieve the growth and profitability targets in line with our core products and financial objectives. The restructuring charge also included costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which were being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items was substantially incurred by the end of the second quarter of fiscal 2002. Accrued estimated marketing and distribution agreement obligations related to certain discontinued products of $4.2 million are payable contractually through 2004.

The discontinuance of products and programs, and expenses related to rebranding of our identity and our products, resulted in $6.3 million of cumulative special non-recurring charges, which was primarily recorded in sales and marketing expenses.

Summary of Accrued Restructuring Charges

The following table is a summary of the accrued restructuring charges as at September 30, 2002 (in millions):

	Total Charges Accrued at June 30, 2001	Cash Payments	Adjustments	Accrued Restructuring Charges at September 30, 2002
Workforce reduction and other personnel costs	$13.5	$13.4	$—	$0.1
Consolidation of excess facilities	38.2	8.0	0.9	31.1
Discontinuance of non-core products and programs	13.8	7.5	(2.0)	4.3

Total	$65.5	$28.9	$(1.1)	$35.5

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

Revenues from the enCommerce products and services are estimated to have contributed approximately 20% to 25% of total revenues in 2001 and the first three quarters of 2002, but are estimated to have generated operating losses since acquisition. The results of operations related to the r3 acquisition were not significant.

Write-down of Long-term Strategic Investments

We assess the recoverability of the carrying value of our strategic investments on a regular basis. Factors that we consider important that could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model, and changes in overall market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001 ($7.8 million was recorded in the nine months ended September 30, 2001) and $1.2 million in the second quarter of 2002. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in the second half of 2001. These investments are reviewed each period for possible impairment, and therefore, further adjustments may be required in the future.

Bad Debt Write-offs and Additional Provisions to the Allowance for Doubtful Accounts

Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, we recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $7.7 million in the year ended December 31, 2001 ($11.0 million was recorded in the nine months ended September 30, 2001), which was recorded primarily in sales and marketing expenses. No additional provisions to the allowance for doubtful accounts were recorded in the nine months ended September 30, 2002.

Interest Income

Interest income decreased from $1.5 million and $7.2 million for the three and nine months ended September 30, 2001 to $850,000 and $2.4 million for the comparable periods in 2002. Interest income represented 5% and 8% of total revenues for the three and nine months ended September 30, 2001, compared to 4% and 3% for the three and nine months ended September 30, 2002. The decrease in interest income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets. In addition, the decrease was due to the lower interest rates that were available during the first three quarters of 2002, as compared to the same period in 2001.

Loss from Equity Investment

We recorded $135,000 and $505,000 of losses related to our investment in Entrust Japan for the three and nine months ended September 30, 2002, which is accounted for under the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for the first three quarters of 2002, based on an approximate 7% and 39% ownership interest in the voting capital of Entrust Japan in the first and remaining quarters of 2002, respectively. We have included our share of post-acquisition losses of Entrust Japan on the step-by-step acquisition method in our consolidated losses for the current fiscal year, and accordingly, have included our share of Entrust Japan’s first quarter operating losses, in addition to our share of their second and third quarter losses, in the current year’s operating results.

Provision for Income Taxes

We recorded income tax provisions of $303,000 and $1.0 million for the three and nine months ended September 30, 2001, respectively, compared with income tax provisions of $276,000 and $1.1 million for the same periods of 2002. These provisions represent primarily the taxes payable in certain foreign jurisdictions. We account for income taxes in accordance with SFAS No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductibility of the amortization of goodwill and other purchased intangible assets, as well as an adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $18.2 million in operating activities during the nine months ended September 30, 2002. This cash outflow was primarily a result of a net loss before non-cash charges of $4.8 million, a decrease in accrued liabilities and accounts payable of $5.4 million, a decrease in accrued restructuring charges of $11.5 million, and a decrease in deferred revenue of $1.6 million during the period, partially offset by cash inflows resulting from a decrease in accounts receivable of $5.2 million. Our average days sales outstanding at September 30, 2002 was 70 days, which represents an increase over the 68 days that we reported at June 30, 2002. The overall increase in days sales outstanding from June 30, 2002 was mainly due to the decrease in allowance for doubtful accounts from the previous quarter. For purposes of calculating average days sales outstanding, we divide accounts receivable at period end by the current quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms and cycles.

During the nine months ended September 30, 2002, we used cash of $3.0 million for investing activities, primarily due to cash of $2.0 million invested in property and equipment, principally for computer hardware, furniture and leasehold improvements required to complete the fit-up of our new Addison, Texas facility, and $1.0 million invested in Entrust Japan. This was partially offset by cash provided by reductions in our short and long-term marketable investments in the amount of $0.4 million, net of $289.3 million of marketable investment purchases.

Cash provided by financing activities for the nine months ended September 30, 2002 was $1.5 million, primarily from the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

For disclosure regarding our contractual obligations and commercial commitments, please see notes 9 and 14 to our consolidated financial statements for the year ended December 31, 2001 contained in our Annual Report on Form 10-K. There are no new significant contractual obligations or commitments incurred in the nine months ended September 30, 2002.

As of September 30, 2002, our cash, cash equivalents and marketable investments in the amount of $142.6 million provided our principal sources of liquidity. Overall, we used $3.7 million and $20.0 million from our cash, cash equivalents and marketable investments in the three and nine months ended September 30, 2002. Although we are targeting operating breakeven, based on top line revenue growth while maintaining the current operating expense structure, we estimate that we will continue to use cash throughout 2002 to fund operating losses and to satisfy the obligations accrued for under our restructuring program. However, if top line revenue improvements do not materialize then cash, cash equivalents and marketable invesments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7,000,000 shares of our Common stock over the 12 month period ending July 28, 2003, or an earlier date determined by our board of directors, in open market, negotiated and block transactions. The timing and amount of shares repurchased, under this program, will be determined by our management based on their evaluation of market and business conditions, and will be funded using available working capital. During the quarter ended September 30, 2002, we repurchased 125,000 shares of Common stock for an aggregate purchase price of $350,000. While there can be no assurance as to the extent of usage of liquid resources in the current fiscal year, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

Our quarterly revenues and operating results are subject to significant fluctuations and such fluctuations may lead to a reduced market price for our stock.

Our quarterly revenues and operating results have varied in the past and may continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or the guidance that we provide, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	reduced capital expenditures for software;

•	length of sales cycles associated with our product offerings;

•	the timing, size and nature of our licensing transactions;

•	the increased dependency on partners for end user fulfillment;

•	market acceptance of new products or product enhancements by us;

•	market acceptance of new products or product enhancements by our competitors;

•	the relative proportions of revenues derived from licenses and services and maintenance;

•	the timing of new personnel hires and the rate at which new personnel become productive;

•	changes in pricing policies by our competitors;

•	changes in our operating expenses; and

•	fluctuations in foreign currency exchange rates.

Estimating future revenues is difficult, and our failure to do so accurately may lead to a reduced market price for our stock and reduced profitability.

Estimating future revenues is difficult because we ship our products soon after an order is received and, as such, we do not have a significant order backlog. Thus, quarterly license revenues depend heavily upon orders received and shipped within the same quarter. Moreover, we historically have recorded 50% to 80% of our total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. We expect that this concentration of revenues, which is attributable in part to the tendency of some customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue for the foreseeable future.

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

We may not succeed in closing such large transactions on a timely basis or at all, which could cause significant variability in our revenues and results of operations for any particular period. If our results of operations and cash flows fall below the expectations of securities analysts, or below the targeted guidance range that we have provided, our stock price may decline.

A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot maintain or replace these customer relationships.

Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 1999, our three largest customers accounted for 31% of revenues, with the largest customer accounting for 24% of revenues. In 2000, our three largest customers accounted for 12% of revenues. In 2001, our three largest customers accounted for 18% of revenues. Our three largest customers accounted for 13% of revenues for the nine months ended September 30, 2002. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 61% of our software revenue in the second quarter of 2002 and 23% in the third quarter of 2002. Sustaining and growing revenues in the government market will depend, in large part, on the following:

•	the adoption rate of our products within government departments and agencies;

•	the timing and amount of budget appropriations for Information Technology and specifically Information Security;

•	the timing of adoption of information security policies and regulations, including, but not limited to HIPPA and the Gramm-Leach-Bliley Act; and

•	our ability to develop and maintain the appropriate business relationships with partners with whom the government contracts with for Information Security projects.

A decline, or delay in the growth of this market could reduce demand for our products, adversely affecting our revenues and results of operations.

If the Enterprise Information Technology budgets and the Internet security market do not continue to grow, demand for our products and services will be adversely affected.

The market for Internet security solutions is at an early stage of development. Continued growth of the Internet security market will depend, in large part, on the following:

•	the continued expansion of Internet usage and the number of organizations adopting or expanding intranets and extranets;

•	the rate of adoption of Internet based business applications such as Web Services;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public recognition of the potential threat posed by computer hackers and other unauthorized users; and

•	the continued development of new and improved services for implementation across the Internet, intranets and extranets.

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

In addition, the security level of our products is dependent upon the processes and procedures used to install and operate our products. Failure on the part of our customers to properly install and operate our products, could cause a security breach, which could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

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

Accordingly, the discovery of any errors, failures or bugs would have a significant adverse effect on the sales of our products and our results of operations.

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

Increased competition and increased market volatility in our industry could result in lower prices, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which could have a serious adverse effect on our business, financial condition and results of operations.

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

As the number of security products in the industry and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. From time to time, we have received notices from third parties either soliciting our interest in obtaining a license under one or more patents owned or licensed by these third parties or suggesting that our products may be infringing one or more patents owned or licensed by these third parties. From time to time, we have received notices from various customers stating that we may be responsible for indemnifying such customers pursuant to indemnification obligations in product license agreements with such customers for alleged infringement of patents assigned to a third parties. To date, we are not aware that any customer has filed an action against us for indemnification. In addition, third parties may assert infringement or misappropriation claims against us in the future. Defending or enforcing our intellectual property could be costly and could result in a diversion of management’s attention, which could have a significant adverse effect on our business, financial condition or results of operations. A successful claim against us could also have a significant adverse effect on our results of operations for the period in which damages are paid. Additionally, as a result of a successful claim, we could potentially be enjoined from using technology that is required for our products to remain competitive which could in turn have an adverse effect on our results of operations for subsequent periods.

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

We have entered into complex contracts, which require on going monitoring and administration. Failure to monitor and administer these contracts properly may result in liability or damages.

We enter into complex contractual agreements with our customers, suppliers and partners. Some of these contracts contain clauses, which if not properly monitored and administered may be breached, and result in damages. These damages could have a serious adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2002, Nortel Networks Limited, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 17% of our outstanding voting stock, and one of our nine directors was a representative of Nortel Networks. Accordingly, Nortel Networks has the ability to exert significant influence over matters requiring shareholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

Nortel Networks also has the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. Nortel Networks’ decisions to sell its shares could negatively affect our share price.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at September 30, 2002, the majority of our marketable investments had maturities of less than twelve months from that date. As a result, we believe that our exposure to market risk related to interest rates is not material.

The following table presents the cash, cash equivalents and marketable investments that we held at September 30, 2002, that would have been subject to interest rate risk, and the related ranges of maturities as of that date:

	MATURITY (in thousands)
	Within 3 Months	3–6 Months	≥ 6 Months	≥ 12 Months
Investments classified as cash and cash equivalents	$17,543	$—	$—	$—
Investments classified as held to maturity marketable investments	22,220	39,487	49,777	5,419

Total amortized cost	$39,763	$39,487	$49,777	$5,419

Fair value	$39,778	$39,544	$49,906	$5,427

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, the European Union and Japan. However, this exposure is not considered to be material due to the fact that the United Kingdom, European and Japanese operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

As a result, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded losses of $12.0 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments. We recorded $1.2 million of these impairments in the nine months ended September 30,2002.

On April 12, 2002, we increased our investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by exchanging cash of approximately $1.5 million, Entrust software product valued at approximately $0.4 million and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. Our increased investment followed additional investments made by Toyota and SECOM in the fourth quarter of 2001. We believe that because of our additional investment, as of the second quarter of 2002, we have the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, in the second quarter of 2002, we began accounting for this investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we have included our share of post-acquisition losses relating to Entrust Japan on the step-by-step acquisition method in our consolidated losses for the current fiscal year, in the amount of $135,000 and $505,000 for the three and nine months ended September 30, 2002, respectively. In addition, we recorded an adjustment to consolidated accumulated deficit for our share of the post-acquisition losses relating to Entrust Japan for prior years, attributable to our less than 10% ownership interest prior to the April 2002 investment to the extent of our previous investment in Entrust Japan of $393,000. Because of Entrust Japan’s history of operating losses and our expectation that it will not reach breakeven operating results in the short-term, it is possible that all or substantially all of the remaining $1.4 million equity investment in Entrust Japan at September 30, 2002 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of September 30, 2002, we believe that there has not been an impairment of our investment in Entrust Japan.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On September 30, 2002, Judge T. John Ward of the U.S. District Court for the Eastern District of Texas (the “Court”) issued an order dismissing a class action lawsuit pending against us.

As previously disclosed, on July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed in the Court. Subsequently, several similar actions were also filed. All of these actions were consolidated and on January 22, 2001, a consolidated complaint was filed. The consolidated complaint purported to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our Common stock during the period from October 19, 1999 through July 3, 2000. The consolidated complaint alleged that the defendants misrepresented and failed to disclose certain information about our business and prospects, as required by the Securities Exchange Act of 1934. It did not specify the amount of damages sought.

On September 21, 2001, we moved to dismiss an amended complaint filed on August 30, 2001. On September 30, 2002, the Court found that the Private Securities Litigation Reform Act required dismissal of the case because of the lack of specificity with which the amended complaint was pleaded. The case was dismissed with prejudice; however, the order is subject to the possibility of an appeal. As at the date of this filing, the Company has not learned of any appeal being filed. If an appeal is granted, an adverse judgment or settlement in this lawsuit could have a significant adverse impact on our future financial condition or results of operations.

We are subject from time to time to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated results of operations or consolidated financial position.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

The exhibits listed on the Index to Exhibits immediately preceding such exhibits are filed as part of this report.

Reports on Form 8-K:

On July 29, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K dated July 29, 2002 to report under Item 5 (Other Events) that Entrust’s board of directors has authorized Entrust to repurchase up to an aggregate of 7,000,000 shares of its common stock over a 12-month period in open market, negotiated and block transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC. (Registrant)

Dated: November 8, 2002	/s/ David L. Thompson
David L. Thompson Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, F. William Conner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Entrust, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ F. William Conner
Dated: November 8, 2002	F. William Conner Chief Executive Officer

I, David L. Thompson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Entrust, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David L. Thompson
Dated: November 8, 2002	David L. Thompson Chief Financial Officer

ENTRUST, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

99.1	Certification Pursuant to 18 U.S.C. Section 1350, CEO.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, CFO.