Form 10-K
period 2002-12-31
ENTRUST INC
filed 2003-03-14
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-24733

ENTRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1670648

(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

ONE HANOVER PARK, SUITE 800

16633 DALLAS PARKWAY

ADDISON, TX 75001

(Address of principal executive offices & zip code)

Registrant’s telephone number, including area code: (972) 713-5800

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock of $2.72 per share on June 28, 2002, as reported on the Nasdaq National Market, was approximately $125,343,000 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant’s common stock).

The number of shares outstanding of the registrant’s common stock as of March 10, 2003 was 63,487,379.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered in connection with the Annual Meeting of Stockholders to be held May 2, 2003 are incorporated by reference into Part III of this Form 10-K.

ENTRUST, INC.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including among other things, statements regarding Entrust’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to Entrust up to and including the date of this document, and Entrust expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Entrust’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations,” “—Certain Factors That May Affect Our Business” and elsewhere in this report. Readers should also carefully review the risks outlined in other documents that Entrust files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Entrust files in 2003.

Entrust, Entrust-Ready, and getAccess are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. Entrust Authority, Entrust TruePass, Entrust GetAccess, Entrust Entelligence, Entrust Cygnacom, are trademarks or service marks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. All other trademarks and service marks used in this annual report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

Entrust, Inc. is a leading global provider of software that secures digital identities and information. This software, and the associated services, enable businesses and governments around the world to securely execute transactions and communicate information over wired and wireless networks, including the Internet. Entrust possesses a broad set of products that provides identification, entitlements, verification, privacy and security management capabilities. Major government agencies, financial institutions and Global 1500 enterprises in more than 40 countries have purchased and deployed Entrust’s portfolio of award-winning, security technologies.

Entrust’s market leadership and expertise in delivering software solutions that secure digital identity and information are demonstrated by the number of prestigious awards and rankings received in 2002 from leading security publications and organizations:

•	In March 2002, Entrust announced that its Entrust AuthorityTM software had won a 2002 Information Security Excellence Award at the MIS Training Institute’s InfoSec World Conference and Expo in Orlando, FL.

•	In July 2002, InfoWorld magazine named Entrust Authority 6.0 and Entelligence 6.0 as the top security products among its readers. More than 5,200 readers voted in the 2002 Reader’s Choice Awards, casting their ballots online from April through June, 2002.

•	In July 2002, IDC ranked the Entrust GetAccess secure Web portal as No. 3 in Worldwide Web Single Sign-On Software revenue.

•	In an October 21, 2002 Gartner report on public-key infrastructure, or PKI, a technology used for securing digital identities and information, Entrust ranked No. 1 worldwide.

•	That same October 21, 2002 Gartner report also analyzed the global security software market, which includes the encryption, anti-virus solutions, intrusion detection and firewall sectors. Entrust was ranked as the third largest provider of encryption technology across all operating systems worldwide.

Entrust currently has more than 1,500 customers world wide, including 320 government agencies. More than 25 United States Federal government agencies, the Government of Canada, Capital One Bank, Lloyds TSB,

Blue Cross Blue Shield of Michigan, Hutchison 3G, Egg, Novartis, Telia, State of Illinois, ING DIRECT, Lufthansa, Credit Suisse, the Government of Denmark, and the Royal Canadian Mounted Police are our customers. Entrust has provided security solutions to many enterprises in the key verticals of government, financial services, and healthcare, and to many other Global 1500 companies.

Entrust operates in one business segment: the design, production and sale of software products and related services for securing digital identifies and information. For financial information relating to Entrust’s business, including geographic information, please see Entrust’s consolidated financial statements, including the notes thereto.

INDUSTRY BACKGROUND

In the 2002 Computer Security Institute and Federal Bureau of Investigation Computer Crime and Security Survey, 90 percent of respondents (primarily large corporations and government agencies) reported detecting security breaches in the previous 12 months. The report also stated that the cost per breach increased from $2.2 million in 2001 to $6.6 million in 2002. Carnegie Mellon noted that there were 82,094 security incident reports in 2002, a 156% increase over the 52,658 reported in 2001.

Hackers have repeatedly demonstrated capability of penetrating firewalls and/or launching swift, devastating attacks against communication systems, financial institutions and power grids. The public and private sectors frequently experience the consequences of inadequate digital identity and information security. In today’s world, “basic” Web security—pin and password identification over Secure Sockets Layer, or SSL, which protects information from Web browser to Web server—is not sufficient to meet the extensive business requirements of large organizations for comprehensive digital identity and information security. The limited protection provided by basic Web security restricts the ability of organizations to fully leverage the potential of the Internet and enterprise applications to improve productivity. The higher level of security for digital identity and information security provided by Entrust is increasingly a critical requirement of businesses to protect brand equity, trust and financial assets. Entrust believes end-to-end security for digital identities and information represents the next critical phase in the Internet’s evolution.

Businesses and governments have become increasingly dependent on the Internet as a foundation for communication, collaboration and commerce. Sufficient protection of digital information is fundamental to preventing and countering threats of cyber-terrorism. Therefore, business and government leaders are establishing implementation of such cyber-defenses a top priority. By delivering security solutions built on identification, entitlements, verification, privacy and security management capabilities, Entrust enables customers in key market sectors to conduct high-value, highly sensitive transactions.

Entrust pioneered the security that enables organizations to secure digital identities and information. Our solutions allow organizations to further leverage Internet and enterprise applications to improve productivity. Entrust is a leading innovator in the Internet security field. With an aggregate of over 100 patents and patents pending, Entrust is a leader in authoring and driving industry standards boards and technology forums.

Industry Issues

Gartner (December, 2002) forecasts that Web services will reopen 70 percent of the attack paths that were previously closed by firewalls in the past decade because Web services can bypass traditional perimeter protections to carry any type of payload and interact with almost every enterprise resource. There must be some degree of application-level inspection of transmissions to keep enterprises secure.

The very openness and accessibility that has stimulated the adoption and growth of private networks, the Internet and the Web, also threaten the privacy of individuals, the confidentiality of business information, and the accountability and integrity of transactions. Key concerns include risk of theft, alteration, interception and dissemination of confidential data, as well as fraud, loss of reputation and economic loss. Threats to information security arise from external sources such as competitors and computer hackers, as well as internal sources, such as curious or disgruntled employees and contractors. These risks, which can severely inhibit an organization’s ability to fully realize the productivity improvement opportunities promised by the Internet and similar cost-reduction opportunities on enterprise networks, are driving the demand for enhanced and comprehensive network and information-security solutions. Equally important, network perimeter security products—such as firewalls, intrusion detection and anti-virus software—have limited ability to solve these issues because they do not secure the digital identities and information used to manage relationships and execute transactions with customers, partners and employees.

Businesses and governments are expanding their online presence to reduce costs and increase customer loyalty and market share. Organizations are creating extranets for vendors, suppliers and preferred customers, setting up virtual private networks to tie offices together, and providing remote access to networks for employees and business partners. Sales, service and membership organizations are striving to increase customer loyalty by personalizing online service and improving customer-relationship management. These trends are driving the need for digital identity and information security as worldwide levels of access and numbers of highly sensitive transactions proliferate. As businesses and governments move higher-value transactions online and make sensitive information available to customers, partners and employees, organizations must be able to identify with whom they are doing business and ensure that information is adequately protected. Confidently managing secure digital identities and information in a cost-effective, easy-to-use manner will become critical to the success of fully realizing the productivity promise of the Internet and the many enterprise technologies and applications businesses and governments use today.

DIGITAL IDENTITY AND INFORMATION SECURITY

To adequately secure their networks and online transactions, enterprises and governments must deploy a variety of IT security products and services. Traditionally, most organizations have focused primarily on securing the perimeters of their networks through deployment of firewalls, intrusion detection and anti-virus software. While each of these types of IT security is important and necessary for protecting networks from malicious intruders and software, each is limited in effectiveness to change and improve interactions with customers, partners, and employees and to drive new opportunities for productivity, revenue and cost-effectiveness.

Entrust’s solutions for securing digital identities and information are specifically designed to provide organizations with opportunities to leverage corporate networks and the Internet to manage relationships and execute secure transactions with customers, partners and employees. Organizations use technologies to drive enhancements in organizational productivity; without secure digital identities and information, however, those technologies are limited in the productivity value they can provide to organizations. By securing digital identities and information with solutions from Entrust, organizations can unlock and fully leverage the productivity promises of the technologies they deploy.

To further illustrate this issue, consider the evolution of Web portals over the past five years. When Web portals were initially deployed by organizations, they were primarily viewed as an excellent, cost-effective manner to widely distribute information about the products, services and other capabilities of an organization. As organizations learned more about the power of the Web, many began to see it as a central vehicle for managing relationships and executing transactions (two core fundamentals for any business or government) with key constituents: customer, partners and employees.

With this recognition, organizations began to place applications online via Web portals, both internally and on the Internet. This transition, however, required users to authenticate themselves so that these applications could properly control access to sensitive information. To ensure the security of user authentication, typically done with a username and password, organizations began deploying Web server certificates to enable the Secure Sockets Layer (SSL) protocol. SSL is now a widely accepted method of securing the information transmitted between a browser and Web server. In 1999, Entrust introduced the Entrust Certificate Services portfolio to address this market requirement.

As organizations began deploying applications on their Web portals, two additional security issues began to arise. First, because of the historical approach taken in building and securing applications, each application had its own way of identifying users. This resulted in end users having multiple passwords to access a variety of services via an organization’s Web portal. In addition, it was difficult for organizations to control user access (or authorization) to various sensitive areas of the Web portal. At the same time, organizations were looking for ways to provide personalized access to information and services. The market for Web single sign-on and access management products arose to meet these requirements and, in 2000, Entrust acquired the GetAccess product portfolio to address this market.

Second, organizations began deploying higher value applications that were directly related to sensitive information and transactions. When this occurred, many organizations began to question whether username/password-based authentication was strong enough to adequately protect their information and transactions. For some applications, username and password authentication was adequate. For many other applications, however, it was deficient because username and password authentication has numerous, inherent weaknesses that can be exploited by malicious hackers and administrators. To address the strong authentication requirements of higher-value Web applications, Entrust introduced the Entrust TruePass product portfolio in 1999. Entrust TruePass employs secure digital identities to strongly authenticate users to Web portals. Entrust TruePass does not require users to download and install software. Entrust TruePass works in conjunction with Entrust GetAccess to provide organizations the combined benefits of strong authentication together with single sign-on and access management for Web portals. These two products together provide a comprehensive secure Web portal solution.

As organizations continued to deploy higher value applications on their Web portals, they had additional business requirements related to securing digital identities and information. For example, when exposing transactions via their Web sites, many organizations are looking to ensure the accountability of those transactions. Through secure digital identities, Entrust TruePass provides the capability for users to apply digital signatures to Web-based e-forms. Digital signatures enable organizations to know who signed a particular piece of digital information and to know that the information has not been changed since it was originally signed. Consequently, digital signatures are able to provide accountability and auditability for digital information and transactions.

In addition to needing stronger accountability, organizations are also demanding stronger privacy of information. Again, Entrust TruePass meets this need for Web-based information and transactions. Unlike SSL, which only protects communication from the user’s browser to the Web server, Entrust TruePass encrypts the information at the browser, and the information remains encrypted from that point through the Web server to its ultimate destination. This approach enables information to remain private, secure and in an end-to-end manner.

Securing digital identities and information applies to many other application areas in addition to Web portals. Entrust’s family of products and solutions leverages digital identities to provide authentication, authorization, accountability and privacy to a wide variety of client-server and Web services applications, including e-mail, desktop encryption, virtual private network (VPN), wireless, e-forms and databases.

Most significantly, Entrust enables organizations to implement a unified security approach to securing digital identities and information across this wide variety of solutions. This unified approach results in reduced complexity with an increased consistency and policy enforcement across applications, which in turn results in ease of use for users (for example, users have a single password and digital identity across solutions) and cost reductions for administrators (for example, much of the user administration occurs automatically and transparently in Entrust solutions and there are often self-service user administration capabilities available for organizations to leverage). The enhanced levels of digital identity and information security provided by Entrust’s solutions enables organizations to unlock the productivity promises of the various technologies they are deploying.

PRODUCTS, SOLUTIONS AND SERVICES

Public-key infrastructure (PKI) provides a set of fundamental capabilities required for comprehensive digital identity and information security across a wide variety of applications. “PKI offers a coherent framework for achieving multiple functions in a coordinated way. Moreover, some security functions are best achieved with public key cryptography, including electronic signatures, secure e-mail and large-scale VPNs.” (Giga, September 2002).

“PKI remains an excellent example of the growing trend toward baking in security rather than smearing it on.” Source: IDC “Worldwide Security 3A Software Market Forecast and Analysis, 2002-2006: Vendor Views”, July 2002.

In 2000, Entrust was a first mover in introducing a comprehensive solution for authentication, access and authorization management. The merging of the solutions allowed Entrust to enter a segment of the market called Web Single Sign-on. IDC states “the WebSSO market is forecasting to grow to $1.895 billion by 2006 with a 43% CAGR.” Source: IDC “Worldwide Security 3A Software Market Forecast and Analysis, 2002-2006: Vendor Views”, July 2002.

Entrust products improve efficiency, while mitigating risk, enhancing customer confidence and helping to deliver electronic services to millions of people served by governments and businesses around the world.

Entrust’s solutions for securing digital identities and information enable the integrity and confidentiality of documents, e-mail messages and business transactions. With Entrust solutions, these types of communications are more secure and private while traveling over public networks, and also while stored on personal computers, Web servers and back-end data application servers. Entrust solutions can authenticate users via a variety of authentication methods, including passwords, tokens, biometric devices, smartcards and digital identities. They enable only individuals with authorized credentials to access information in protected documents, e-mails, Web pages and business applications, such as enterprise resource planning, or ERP, customer relationship management, or CRM, and supply chain management, or SCM. Entrust solutions can also permit business critical paper processes to be replicated electronically. Users can digitally sign documents and conduct business online, and get personalized access to information at a Web portal via wired and wireless devices.

Organizations that deploy Entrust solutions and services can protect their brand, increase customer share, convert one-time users into repeat customers, and increase loyalty of customers, partners and suppliers by delivering personalized services based on individual preferences. Governments utilizing Entrust solutions and services can serve millions of citizens and businesses, and achieve greater efficiencies while implementing national programs by enabling easy access to private and personalized information and services.

Products

“Overall, the encryption segment is expected to continue to show above-market growth through 2006 as enterprises look to secure transactions and protect data in transit.” Source: Gartner/Dataquest “Moderate Growth is Predicted for Security Software”, Feb 7, 2003.

“The total IT security market, including software, hardware, and services, is expected to increase to $45 billion in revenues by 2006, compared to revenues of $17 billion in 2001.” Source: IDC “The Big Picture: IT Security Software, Hardware, and Services Forecast and Analysis 2002-2006”, February 2003.

Entrust offers a broad portfolio of products that enables governments, financial services companies and Global 1500 enterprises to securely execute transactions and share information over the Internet and enterprise networks.

(a)    The Entrust Authority Product Portfolio

The Entrust Authority product portfolio is the backbone of Entrust’s secure digital identity offerings. It enables authentication, authorization, accountability and privacy by providing security management to applications in a consistent, transparent and automated way. Combined with other Entrust and partner products, the Entrust Authority product portfolio enables a flexible and interoperable solution across multiple applications and various Internet security operations to provide the security required to move critical applications online, and the automated administration to do so.

Entrust Authority Security Manager facilitates several security management and policy functions to help meet an organization’s digital identity and information security requirements, while remaining transparent to the end user, thereby:

•	Enabling the use of digital signature, digital receipt, encryption and permissions-management services across a wide range of applications and solutions, allowing strong authentication, privacy and accountability;

•	Protecting communications in a verifiable manner by securely storing the certification authority private key;

•	Providing enhanced security management with the ability to issue digital identities for both users and devices;

•	Publishing user certificate revocation lists and offering comprehensive digital identity lifecycle management;

•	Offering flexibility, interoperability and choice by accommodating users who log on from different workstations, or use various methods of identification, such as smart cards or biometric devices; and

•	Providing a scalable solution that will accommodate an enterprise’s needs as it grows.

Entrust Authority toolkits provide customers and developers with the ability to apply best-in-class security to almost any business application. These toolkits provide a common set of services to permit developers to rapidly deploy applications for business problems without having to spend valuable resource cycles re-developing these common services.

The Entrust Authority toolkits use standards-based, application programming interfaces to make it possible to implement a unified security architecture across multiple applications and platforms. By minimizing the need for separate administration modules with every deployed application, these toolkits help to address administrative duplication and the overhead of deploying across multiple platforms.

(b)    The Entrust GetAccess Product Portfolio

The Entrust GetAccess product portfolio provides organizations with the security, flexibility and performance required to personalize a user’s online experience. As a foundation of the Entrust Secure Web Portal solution, Entrust GetAccess software provides a critical aspect of online security. It makes it possible for an organization to authenticate the users it is doing business with through its Web portal and provide personalized access to information based on this user identity. Entrust GetAccess software allows multiple online applications to leverage a common infrastructure to manage identities and authorizations, enabling new applications to be deployed more securely and quickly. As security requirements for the portal change, the foundation established by Entrust GetAccess software can be built upon with solutions from the Entrust TruePass product portfolio to provide other enhanced security features such as privacy and accountability. The key attributes of the Entrust GetAccess product are:

•	More efficient identification management: Entrust GetAccess software provides a common infrastructure to administer user identification information for various Web resources. Aside from allowing an organization to perform functions more effectively, this solution can reduce the operational and security risks associated with updating multiple access control mechanisms to reflect change (i.e., employees changing jobs, partnerships dissolving, customers upgrading a service).

•	Centralization of user authorization functions: By centralizing all user authorization functions based on the user identity, role and the resource or application being accessed, Entrust GetAccess software makes it easier for users to navigate to targeted information through a personalized menu.

•	Performance without sacrificing security: Unlike other vendors’ products, Entrust GetAccess software delivers performance without caching user information on the Web server in order to improve performance. Web servers are not safe locations to store sensitive information, and Entrust GetAccess software continues to provide competitive performance while maintaining a higher level of security when compared to other vendor solutions by not caching user information on the Web server.

•	Single sign-on across applications and Web servers: Entrust GetAccess software provides single sign-on across applications and domains allowing integration with an organization’s Web partners and affiliates with reduced effort. This flexible integration is supported across both wired and wireless devices, including wireless access protocol, or WAP, personal digital assistants, or PDAs, and more.

•	Proven large-scale deployments: Scalable and easy to administer, Entrust GetAccess software can support millions of pages, dozens of applications, hundreds of Web servers, and millions of users. Services can be distributed across multiple servers to improve response times and provide continuous availability for users. Entrust GetAccess software is deployed to over a million users at several client sites to power robust Web portals and used by hundreds more for their intranet and extranet applications.

•	Tight integration with Entrust TruePass Products: Entrust GetAccess software works with the award-winning Entrust TruePass product portfolio. This integration extends the capabilities of Entrust GetAccess software to enable digital IDs for enhanced identification and digital signatures for transaction verification.

(c)    Entrust TruePass Product Portfolio

The Entrust TruePass product portfolio, Entrust’s thin client PKI, provides organizations the confidence to migrate critical applications onto Internet and intranet Web portals. Organizations can conduct valuable and sensitive online transactions more securely with customers, citizens, suppliers, partners and employees using Entrust TruePass software to provide strong authentication, accountability of transactions and end-to-end data privacy. The U.S. National Institute of Standards and Technology and Canada’s Communications Security Establishment have awarded Entrust TruePass software the Federal Information Processing Standards 140-1 validation. Entrust TruePass software was the first Java application to gain this level of security validation from both agencies. Entrust TruePass software provides many key features and benefits including:

•	Verification of transactions: Digital signatures can provide a verifiable record of transactions.

•	Strong user authentication: Organizations can strongly authenticate users with digital identities. Smart cards, challenge-and-response questions on personal information, and mobile phone-based PINs can all add additional layers of authentication security.

•	Protection of privacy: Data travels encrypted from the Web browser beyond Web servers to a safe back-end location where it is decrypted by authorized users or applications only when needed.

•	Easier to roam and access: Privacy and security features are transparent to Web site visitors and, unlike other security solutions, a company’s customers, suppliers and partners are able to access secured Web-based services from multiple computers, anywhere, without losing the ability to digitally sign transactions.

•	Easier to deploy: Software is not installed on users’ desktops, and all security features and upgrades are centrally managed at the Web site. Netscape and Microsoft browsers are supported on the

Microsoft® Windows™, Apple® Macintosh™ and Citrix operating systems, allowing organizations to reach a large audience. In addition, it is possible to use only those capabilities needed to meet current business requirements and add additional features as needs change and grow.

•	Tight integration with Entrust GetAccess: Tight integration with Entrust GetAccess software extends identification and entitlement capabilities to include certificate-based identification.

(d)    Entrust Entelligence Product Portfolio

The Entrust Entelligence product portfolio provides security to desktop applications. Entrust Entelligence delivers an end-to-end, integrated solution that adds digital identity and information security to applications such as e-mail, file/folder encryption, e-forms, Virtual Private Networks (VPNs) and wireless LANs (WLANs). By integrating seamlessly into the desktop, Entrust Entelligence delivers a unified security system that includes a wide range of capabilities. Entrust Entelligence software delivers security to communications and applications to allow critical business processes to be moved to the Internet and enterprise networks with greater confidence. It can be combined with Entrust-Ready products from third-party vendors to provide enhanced security for multiple enterprise applications including Enterprise Resource Planning, document management and legacy applications. Entrust Entelligence products enable:

•	Rapid communication by enabling strong authentication, accountability and privacy for e-mail communications;

•	Increased security of sensitive and high-value information for files and folders;

•	More rapid and easier deployment through interoperability with multiple applications and devices;

•	Simplicity and ease of use through single sign-on capabilities;

•	Strong authentication and accountability in a transaction or communication through encryption and digital signature; and

•	Enhanced security management through Entrust Authority Security Manager.

(e)    Entrust Secure Transaction Platform Product Portfolio

The Entrust Secure Transaction Platform (STP) provides a comprehensive capability to secure Web services applications. Introduced late last year, the Secure Transaction Platform enables organizations to deploy a common, unified security architecture for Web services, rather than implementing security separately in each Web services application. STP extends the market-deployed leadership in delivering security for a client/server and portal architecture. With the introduction of STP, Entrust sets the benchmark for interoperating across client/server, portals and Web services architecture in a transparent manner. Entrust Secure Transaction Platform products enable:

•	Web services applications to call a centralized service to validate the identity used for an XML Web services message;

•	Web services applications to call a centralized service to check the authorization of an identity executing a Web services transaction; and

•	A centralized digital signature and timestamping service that enables organizations to tightly control which applications and users are able to sign and timestamp particular Web services transactions on behalf of the organization.

(f)    Entrust Certificate Services Portfolio

Entrust Certificate Services provide publicly rooted digital certificates for Web servers that enable SSL security for Web portals. As a basis for more comprehensive secured Web portal initiatives, these certificates provide information about the authenticity of Web sites and provide a basic level of security for online transactions.

Web-server certificates provide authentication of Web sites and enable SSL encryption between Web browsers and servers. Web Server Certificates from Entrust are unique in the market as they are enabled for automatic checking of Certificate Revocation Lists and thus can provide users with a higher level of confidence about the legitimacy of a Web site.

Entrust’s “Certificate Administrator” service reduces acquisition costs by enabling quantities of certificates to be pooled and expiration dates aligned as e-business programs expand across an organization and multiple, distributed SSL-enabled servers become a requirement.

Solutions

IDC estimates the market for authentication, authorization and administration solutions will grow to $5.9 billion by 2006.

Entrust’s digital identity and information security solutions provide an integrated, open and scalable security framework that addresses government and business security needs across multiple platforms and applications. Entrust’s solutions, with such robust features as multi-application digital identity support, are well suited for high-value e-business applications.

Entrust offers a broad portfolio of security solutions for Enterprise Desktops, Secure E-Forms, Secure Web Portals and Virtual Private Networks/Wireless LANs.

(a)    Enterprise Desktop Solutions

According to NetworkWorld Fusion (August 2002), the IRS lost or misplaced 2,322 laptops computers, desktop computers and computer servers in the last three years. The Department of Justice reported that five agencies, including the FBI and DEA, had lost track of 400 laptop computers, more than half of which may have contained sensitive national security information.

Today, many enterprises communicate electronically through e-mail, and use intranet/extranet Web access to help streamline management of information and knowledge in an increasingly dispersed business world. Enterprises are also automating business processes. Applications such as Enterprise Resource Planning (ERP), Supply Chain Management (SCM), Customer Relationship Management (CRM), workflow and e-forms have been migrated online to improve productivity and reduce paper costs and overheads. However, many organizations use only basic security solutions, such as a password, to secure these applications—a level of security that is inadequate for sensitive business information. Furthermore, enterprises are typically not securing the sensitive information in databases and files stored on desktops, laptops and enterprise servers. This information is often left open to theft by insider and outside attackers. This lack of protection for sensitive information is resulting in identity theft attacks and the compromise of other types of sensitive information, including strategic business plans and customer information.

Enterprise Desktop solutions deliver enhanced security to new and existing applications, helping an enterprise to protect itself, its employees, its partners and the information that passes among them. Key business applications of Enterprise Desktop solutions include:

E-mail:    E-mail is fast and convenient, but not without inherent risks. Additionally, e-mail does not offer the same assurances as conventional communications—such as handwritten signatures and delivery guarantees. Entrust’s Secure Messaging Solution:

•	Turns popular e-mail software programs into more secure communications vehicles;

•	Delivers enhanced security that provides encryption and digital signature technology;

•	Allows users to identify senders and receivers of e-mail communications with greater confidence; and

•	Verifies message contents and keeps them more private and confidential.

File:    Desktop computers and laptops are frequently used to write, negotiate, sell, plan and strategize about an organization’s entire future. Without sufficient information security applied to files and folders on laptops and desktop computers, highly sensitive information can be accessed by unauthorized people. With the convenient portability of laptops this information can be stolen or easily lost. Enterprise Desktop’s file encryption and digital signature technology turns hard-drives and networks into more secure-information storage mediums allows:

•	Information to be stored in an encrypted fashion until needed;

•	Documents to be encrypted so that only individuals with authorized credentials may view their contents;

•	Documents to be digitally signed online;

•	Documents of a secure nature to be deleted; and

•	Certain specified folders to be automatically encrypted.

Intranet Web Portals:    Many organizations opt to implement intranets that offer employee self-access to information and resources. However, organizations must be certain that all information—especially classified or highly sensitive information—remains strictly confidential. The specialized encryption and digital signature technology of the Enterprise Web Desktop solution allows:

•	Strong authentication of individuals logging into Web applications;

•	Information on a corporate intranet—and data that are transmitted through a Web server—to remain private, even when the information is not in use;

•	Entitlements to be used to dictate different levels of authorized access to different employees; and

•	Verification of transactions made over the Web so that processes requiring signatures can be performed online.

Business Process:    To work efficiently, business-process applications must be protected to provide for security of information. The Enterprise Business Process solution:

•	Allows organizations to add security to many common strategic applications; and

•	Integrates many third-party solutions using the Entrust Authority toolkits, Entrust GetAccess, and/or Entrust TruePass.

(b)    Secure E-Forms Solution

Government and enterprises at all levels are working to reduce paperwork and increase efficiency. Increasingly, legislation is being enacted that mandates these initiatives. For example, the Government Paperwork Elimination Act requires significant paperwork reduction by US federal agencies by 2003. Driving much of the paperwork of governments and enterprises is the use of paper-based forms to collect and process data. The cost of processing these forms manually is significant, from printing paper forms to keying completed forms into a database. Additionally, errors caused by incomplete or incorrect data can result in additional costs and frustrating delays.

Collecting and processing this information electronically through secure e-forms can significantly reduce costs. This is why e-forms are being used at all levels of government and enterprises as a method to reduce paperwork, lower costs and increase efficiency. E-forms provide these benefits by eliminating the need for duplicate data entry, by employing automated rules to enforce accurate forms completion and by dramatically reducing printing costs (since the forms are electronic). The Secure E-Forms solution:

•	Moves paper-based processes to the Internet and enterprise networks, increasing speed and cost effectiveness;

•	Offers a binding record with digital signatures across an organization;

•	Allows control of access to the content of the form; and

•	Allows for easy integration with top e-forms providers like Adobe and Shana.

“The combination of e-forms, workflow and secure digital authentication, such as public-key infrastructure (PKI), will enable e-forms to grow as e-business enablers in the external and vertical segments, where the security implications and the verification of an e-signee’s identity will be of crucial importance.” Source: Gartner “E-Forms: Dramatic Change Highlight Demand”, G. Landers, July 5/2002.

(c)    Secure Web Portal Solution

To capitalize on a growing demand for Web-based services by customers and partners and employees, organizations require a Web portal service delivery strategy that adds value to existing relationships, builds new relationships, increases market share and revenue, and decreases the overall cost of delivering services to a wide variety of constituents. Businesses need to present a single online face to their customers, but often end up operating separate Web sites, such as online banking and brokerage sites. This requires customers to remember and use multiple user names and passwords.

By moving transactions and information sharing to a single online source, Web portals can increase customer convenience and potentially drive higher volumes of transactions. Web portals must be able to provide personalized and secured access to content, applications and data, as well as integrate the organization’s online applications into a single access point.

The Entrust Secure Web Portal solution delivers a broad set of capabilities that secure the content, applications and services an organization provides via its Web portal.

To create a personalized online experience, an organization must identify the user with whom it is dealing, and understand and act according to that user’s assigned role and authorization. The Entrust Secure Web Portal solution automatically manages this information, allowing only authorized users access to the information to which they are entitled. These capabilities can also lead to strengthened online relationships, making Web portals a strategic hub for online business processes. Integrating different applications into a portal requires different levels and methods of security. For applications that involve high financial values or sensitive information, creating an auditable record of the transaction is crucial, as is protecting the privacy of the information. Key business benefits of Entrust’s Secure Web Portal solution include:

•	A reduction in cost and deployment time of online applications;

•	Increased opportunities for new online applications;

•	Protection of information both in transit and storage;

•	An ability to add security while maintaining performance; and

•	An enhanced, personalized experience for customers, partners and employees.

(d)    VPN and WLAN Solutions

“IDC believes that no VPN should be deployed without using a PKI for key management.” Source: IDC, December 2000.

“Distributed firewall/VPNs will increasingly embrace PKI to provide a higher degree of authentication.” Source: IDC “Worldwide Firewall/VPN Software Market Forecast and Analysis, 2001-2005”, Dec 2001.

“WLANs are a security nightmare because they broadcast in all directions…a tiered approach that includes enhanced authentication, authorization and privacy provides the best protection.” Source: Giga Information Group “Building Wireless LAN Security Tier by Tier”, Stan Schatt, June 5/2002.

In today’s global business environment, it is rare for all workers to be located in a single office. In addition, traditional enterprises of the past have been replaced by virtual enterprises in which mission-critical information is shared among employees, customers, partners and suppliers. All of these geographically dispersed knowledge workers need access to key assets, such as human resources, accounting, production and forecasting systems, as well as databases and shared workgroup documents. Entrust partners with such leaders as Cisco, Nortel Networks and Check Point in providing VPN and WLAN solutions.

VPNs establish an encrypted tunnel through which users and devices can exchange information securely over the Internet. This is a high-speed, cost-effective method for organizations to capitalize on the Internet to reduce communication costs. VPNs, however, are only as secure as the method used to identify the users or devices at each end of the communication. Out-of-the-box VPN products offer a user name/password, a combination or a shared-secret method of authenticating the participants in a secure channel. This exposes organizations to unnecessary risk. Passwords and shared secrets are widely recognized as being insufficient to secure sensitive information for a variety of reasons:

•	Passwords are stored on local and network devices, and are often easy to find;

•	The practice of using the same password/shared secret across multiple devices to simplify management increases the likelihood of compromise and the scope of risk;

•	Many user name/password implementations send passwords over the Internet without encryption;

•	Hackers can easily masquerade as legitimate users from any location; and

•	Password-hacking tools are readily available, making passwords easy to crack, but not as easy as notes with passwords affixed to machines they are intended to protect.

Entrust VPN solutions bring enhanced security to business communications and transactions conducted across a distributed organization of remote employees, as well as among partners, suppliers and customers. Incorporating the digital identity and information security capabilities of two Entrust product portfolios, Entrust Entelligence and Entrust Authority, provides users confidence in the integrity and privacy of their e-business interactions.

The same solution used for Internet-based VPNs can be used to protect wireless LAN (WLAN) installations. Wireless networks are particularly vulnerable to attack by malicious intruders and, as such, require strong authentication by users for proper network security. In addition, due to limitations in existing WLAN technologies, many organizations are not properly protecting the transmission of information over wireless networks. Entrust’s solution for WLANs provides strong encryption of information to ensure that it is properly protected as it traverses wireless networks. Entrust VPN and WLAN solutions provide the following enhanced security features:

•	Strong authentication to provide privacy of interactions and authorized access to high-value applications and transactions;

•	Encryption to protect the confidentiality of information;

•	Remote User Support to allow secured access to network resources; and

•	Remote Office Support to allow secured, permanent network connectivity.

Entrust VPN and WLAN solutions create secure and cost-effective ways to reach out to customers, partners and employees. This enables stronger relationships and more effective business processes, providing an effective means of connecting remote employees, customers, partners and suppliers to internal networks.

(e)    Certificate Services Solutions

Entrust Certificate Services provide publicly rooted digital certificates for Web and WAP servers that enable a basic level of security on the Internet. As a basis for more comprehensive secured Web portal initiatives, these certificates provide information about the authenticity of Web sites and provide the first level of security for online transactions.

Web-server certificates provide identification of the business that you are conducting transactions with as well as enable SSL encryption between Web browsers and servers. Web Server Certificates from Entrust are unique in the market as they are verified by Entrust, which has received the WebTrust for Certification Authorities Seal of Assurance from the American Institute of Certified Public Accountants (AICPA) and the Canadian Institute of Chartered Accountants (CICA). This verification process is important to businesses and consumers as it provides users with a higher level of confidence about the legitimacy of a Website.

Entrust Certificate Services offer customers an easy way to manage numerous Web server certificates with its Entrust Certificate Administrator Service. The Certificate Administrator Service provides organizations with online services that deliver a cost-effective method of ordering and managing large-scale deployments of Secure Sockets Layer (SSL) Web server certificates quickly and efficiently. Customers can access the Entrust Certificate Administrator Service from anywhere and at anytime online—no downloading of client software or hardware is required.

Unlike other SSL Web Server Certificate Services, Entrust enables organizations to use their Web Server Certificates cost effectively. Most organizations have to buy a new SSL Web Server certificate every time they upgrade their server. Entrust Certificate Administrator lets organizations re-use and re-deploy their Web Server Certificates giving them the opportunity to “pool” their certificates rather than have certificates prematurely expire as a result of non-use.

Furthermore, with Entrust Certificate Administrator, organizations only need to register once for the service and use the interface to request and retrieve certificates, review subscription details and review certificate usage status. Customers are pleased with the quick turnaround on certificates once the account is approved. In addition, with Entrust Certificate Administrator Service, customers have a flexible and easy method to align certificate expiration dates saving administration time and cost.

Services

The Entrust Professional Services team has demonstrated its experience worldwide by delivering innovative solutions utilizing both standard and customized Entrust products. Many of the Internet security industry’s most highly skilled and experienced engineers, security architects, and security consultants are members of the Entrust team. These experts have assisted the world’s governments and Global 1500 companies address complex security issues with solutions that address real world business problems. In the process, they have established an outstanding reputation for on time delivery, exceptional quality and innovative approaches to complex business opportunities globally.

(a)    Entrust CygnaCom

Entrust CygnaCom has been providing professional computer security services and cryptographic solutions to governments and businesses since 1994. With a staff of highly qualified engineers, Entrust CygnaCom offers clients a broad package of customized solutions to support information security strategy and securing of transactions. Entrust CygnaCom has performed professional services for a wide range of clients, including the U.S. government and various enterprises in the healthcare and banking industries. The McLean, Virginia location provides Entrust with a large professional services organization to meet the growing needs of the U.S. federal government. Entrust Cygnacom’s facilities were among the first to be accredited by the U.S. Department of Commerce, the National Institute of Standards and Technology, and the National Voluntary Laboratory Accreditation Program for information technology security testing against the federal cryptographic criteria (Common Criteria (ISO/IEC 15408)).

(b)    Entrust Managed Security Services

As part of its long-term commitment to provide customers with choice and flexibility at every stage of deployment, Entrust has established relationships with expert managed-service providers, including PwC beTRUSTed, EDS and IBM. Managed security services offer a high level of security for e-commerce and information transfer within a networked environment combining Entrust’s expertise in enhanced Internet security with consulting and integration from some of the world’s largest professional services organizations.

In November 2002, IBM announced that Entrust was selected as an inaugural partner in its Application Enablement Program (AEP). AEP is a foundation element of IBM’s e-business on demand strategy and provides independent software vendors (ISVs) a vehicle to offer their applications as on-demand solutions. The initial Entrust solution in this program is Entrust Authority Hosted Solution, which enables governments and businesses to rapidly enable secure solutions, including secure Web portal, secure messaging, and secure e-forms. This solution will be jointly marketed by IBM and Entrust to the Government and Healthcare industries. Entrust is currently the only partner in the program to bring security solutions to market through IBM’s e-business hosting services.

(c)    Internet Security Consulting Services

Entrust Internet security consulting services empower customers with knowledge by identifying Internet security business drivers related to organizations’ needs, priorities and return on investment. This knowledge is used to prepare security-requirement analyses and security-policy documents, develop business cases and speed time-to-market by avoiding potential pitfalls associated with enterprise software deployment.

(d)    Deployment Services

Entrust deployment services provide planning and implementation expertise to assist in the installation and deployment of Entrust enhanced Internet security solutions. For organizations seeking a proven solution aligned with business objectives, Entrust deployment services provide end-to-end project management and execution.

(e)    Systems Integration Services

To maximize the return on investment of an Entrust enhanced Internet security solution, customers can leverage the expertise of Entrust’s systems integration team. Common areas of integration include customization of user registration and identification systems, incorporation of entitlements with third-party and legacy applications, improvement of existing legacy and third-party application security, and provision of enhanced user and security management.

With a broad range of expertise and proven experience on multiple platforms, applications and environments, the Entrust system integration team delivers solutions with quantifiable benefits to challenging business opportunities. Key components of success include rapid time-to-market, efficient transfer of knowledge, and the utilization of knowledge gained in hundreds of previous deployments of Entrust products.

(f)    Training Services

Entrust’s Training group serves customers, partners, and employees. Training is a critical part of a successful software deployment, and in 2002 over 1000 customers, partners, and employees attended technical training sessions to learn how to deploy, operate, administer, customize and/or support Entrust software solutions.

As security moves to the forefront of many critical deployment efforts, clients are requesting a way to validate the knowledge and skills of their security staff. Throughout 2002 Entrust participated as a Foundation Member in the creation of the Comptia Security+ certification. Launched in December 2002, this exam covers a wide range of security topics. Security+ will be used in combination with other Entrust training offerings to provide Entrust-specific certifications to security professionals in 2003.

The Training group has also focused on sales training for Entrust’s TrustedPartners and its own direct sales team. In the fall of 2002, an account executive accreditation program was launched. This program is delivered using an online virtual classroom solution and is designed to teach account executives to effectively position Entrust’s solutions. It focuses on the formulation of a business case justifying the software solution, and in addition to written testing, account executives are evaluated on how well they present a proposed solution to a “customer” in the training course.

CORPORATE STRATEGY

In 2002, Entrust continued to focus on key vertical and geographical markets, product transformation, customer deployments and service improvements. From a financial perspective, Entrust continued to tighten the expense and resource base to position for the return to profitability in 2003.

Entrust’s corporate priority in 2003 is a return to profitability. To facilitate the achievement of this goal, Entrust plans to drive revenue growth, control expenses, preserve cash and remain focused on customers. Key corporate initiatives:

•	Geographic markets—Focusing direct resources on 20 countries and leveraging partners in non-core geographies;

•	Vertical markets—Providing solutions coupled with sales and marketing programs targeted at the government, financial services, healthcare and Global 1500 enterprises;

•	Go-to-market partners—Developing strategic relationships with key channels to market, such as system integrators and system consultants, global and regional distributors and original equipment manufacturer, or OEM, opportunities with other technology manufacturers;

•	Marketing programs—Raising the Entrust brand awareness and the need for its digital identity and information security solutions;

•	Product transformation and innovation—Continuing to build on Entrust’s leadership position in developing and introducing leading products and solutions for securing digital identities and information; and

•	Service and deployment initiatives—Ensuring industry leadership standards for quality in our customer deployments and our product solutions.

Geographic Markets

Entrust sells its solutions in North America, Europe and Japan. These core geographies have demonstrated the most potential for early adoption of the broadest set of Entrust solutions.

Entrust extends to other non-core geographies through strategic partner relationships, which increases the leverage of our direct sales channel in the core regions.

In North America, Entrust is targeting a return to revenue growth in its software business by leveraging Entrust’s historical strength in selling to governments (Federal, State, Provincial), financial services, healthcare, and other large organizations. The sales force is well positioned for success with the addition of new leadership, ongoing training programs, an increase in integrated marketing programs and the launch of various new solutions to the market that are exciting for Entrust and value creating for our customers.

Europe is a region where Entrust’s products and solutions continue to experience strong demand. The region provided customer wins and extensions in the government, financial and telecommunications markets. Entrust believes that the European market will provide growth in 2003, with increased momentum from governments and enterprises leveraging Entrust’s solutions to transform their business processes and to leverage the Internet and networking applications.

Vertical Markets

Entrust’s key vertical markets are government, financial services and healthcare organizations.

In 2003, Entrust intends to leverage its historical strength in selling to government organizations in specific countries. According to a 2002 Accenture study, Entrust is well positioned in the government market with five of the top six leading E-Government countries utilizing Entrust solutions for securing digital identities and information. The five are Canada (first), Singapore (second), the United States (third), Denmark (fifth) and the United Kingdom (sixth). The governments of Canada, Singapore and Denmark have standardized on Entrust’s PKI, and Entrust is particularly well positioned to benefit from increased security spending by US federal and state government departments and agencies. In 2002, Entrust continued to build strength in the US federal market by capturing new sales to key leadership departments and extending deployments and solutions into existing federal government customers, such as the Department of Energy and Department of Treasury.

To capitalize on its strength in government, Entrust is pursuing a strategy with government departments and agencies to secure all of their sensitive internal and external information. Entrust is partnering with government departments and agencies to secure their online transactions with private companies providing critical infrastructure capabilities for the US and the government. Finally, Entrust plans to continue working with federal and state governments to secure their online transactions and information with constituents, businesses and other governments to help streamline processes and reduce costs.

In 2003, Entrust plans to build on its success in the financial services market. Entrust customers in the financial services industry use a wide variety of the company’s solutions to secure various types of information and transactions. Entrust believes, for example, that its customers operate some of the largest financial services Web portals on the Internet using Entrust GetAccess. Other customers in the financial services industry use Entrust’s solutions for secure e-mail, VPN, desktop encryption and other applications. Many of the central banks around the world use Entrust for securing their critical financial transactions. Our suite of solutions can also provide the security necessary to meet the requirements of the Gramm-Leach-Bliley Act.

Entrust has also established an excellent customer base in the healthcare industry, which is seeing increasing requirements to properly secure patient and other healthcare information due to the Health Insurance Portability and Accountability Act (HIPAA). Entrust intends to continue to build its healthcare customer base in 2003, both through extensions of existing customer deployments and sales to new customers.

Go-to-Market Partners

Entrust plans to continue to provide exemplary support to its strategic global resellers and regional resellers. Entrust is committed to extending market reach through strategic alliances and resellers and optimally structuring these relationships to deliver value to customers, shareholders and employees. Entrust made excellent progress by restructuring its previous partnering program to be more focused on key partners. The result is the Entrust TrustedPartner Program, and companies such as IBM, SchlumbergerSema and Northrup Grumman joined this new program.

Key to Entrust go-to-market partnering strategy will be extending Entrust leadership and market coverage through strong relationships with systems integrators, systems consultants and security services providers. As security technology markets grow, there will be an increasing demand and need for services to enable systems to operate effectively and seamlessly. Entrust is working with channels to bring Entrust solutions to wider markets. This approach gives the channel the opportunity to benefit from the growing security market, while providing customers with premier levels of service and support.

Entrust also works with hardware and software OEMs to package its digital identity and information security solutions for delivery to customers around the world.

Marketing Programs

Entrust plans to continue investing in marketing programs in 2003 targeted at increasing the awareness of its solutions and leadership position in securing digital identities and information. The programs will be centered on generating sales opportunities in the primary vertical markets of government, financial services and healthcare, and also in Global 1500 organizations in the geographies of North America, Europe and Asia Pacific.

In October 2002, Entrust launched a marketing program in support of its new product portfolio, the Entrust Secure Transaction Platform, which provides security for Web services applications and transactions.

Also in October 2002, Entrust launched a marketing program in support of its secure e-mail messaging solution. Entrust Messaging Server implements a server-based approach to simplifying the deployment, use and administration of secure e-mail solutions that provide end-to-end security of e-mail messages.

In May 2002, Entrust also embarked on a global customer roadshow to 12 key cities across North America and Europe. The objective of this roadshow was to educate customers and prospects on the changes Entrust had made to its key business processes and how Entrust’s solutions help customers unlock the promise of Internet and enterprise applications to increase productivity. From customer feedback and resulting sales tracked throughout 2002, this roadshow was highly successful.

Product Transformation and Innovation

Entrust is entering 2003 with a transformed portfolio of solution offerings for customers. Entrust plans to continue to move aggressively to capitalize on its leadership position and first-mover advantage by delivering new, high-value solutions to customers and prospects, in addition to providing feature upgrade capabilities to many existing products and solutions.

To encourage widespread adoption of its solutions, Entrust plans to continue the Entrust-Ready Program. The program supports third-party software, hardware and directory vendors that want to achieve compatibility and interoperability between their commercially available products and the Entrust product portfolio. Program participants are licensed development tools to assist them in adding Entrust’s enhanced security to their applications and testing tools and guidelines to check interoperability and compatibility to earn the Entrust-Ready designation. By adding enhanced security functionality to their software, hardware or directory products, and achieving the Entrust-Ready designation, third-party vendors can deliver a more robust product to the market. These products represent key business solutions that can interoperate with Entrust solutions. To date, more than 150 third-party applications have been granted Entrust-Ready status, including Chrysalis ITS, Oracle, Adobe, Cisco, Datakey and Sun.

CUSTOMERS

Entrust’s customers are domestic and foreign government agencies and Global 1500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations. As of December 31, 2002, Entrust had licensed software to more than 1,500 customers in 40 countries. These customers in turn have implemented the software to deliver secured Internet services to millions of business and consumer end users. Key contracts were signed with:

•	Egg: To secure Internet financial services for over 2 million customers using Entrust Secure Web Portal Solution;

•	California Highway Patrol: To enhance Internet security solutions;

•	Southampton City Council (UK): To deploy Entrust Secure Web Portal Solution for the UK ‘SmartPath’ project;

•	ING DIRECT: Selected a solution based on Entrust and Adobe Acrobat technologies for secured, private communications and more efficient business processes;

•	Novartis: To secure e-business applications with Entrust using a solution to provide a secure Intranet and VPN;

•	SchlumbergerSema: To build the secure infrastructure for Hutchison 3G based on Entrust solutions;

•	People’s Bank of China and China Financial Certificate Authority: An expanded enhanced Internet security deployment over 15 months for 150,000 additional users;

•	Telia: Expanded its deployment of Entrust Secure Web Portal to over 647,000 users of Entrust;

•	Department of Treasury: Selected Entrust to provide enhanced Internet security, Secure Web Portal, Secure VPN and desktop solution allowing users to securely access data and enable secure transactions over the Internet;

•	Blue Cross Blue Shield of Michigan: Selected Entrust to provide an additional 400,000 Entrust TruePass digital identities for those accessing by Web portal;

•	Dept. of Energy: Deploying an enhanced Entrust digital signature solution to be made available to all U.S. Federal Agencies. Energy Secretary Abraham implemented Entrust PKI Digital Signature Technology to meet OMB E-Government tenet of “Build it Once, Use it Multiple Times” in signing ceremony; and

•	IDX Systems Corporation: Replaced security hardware tokens with Entrust security software to achieve strong authentication and HIPAA Compliance.

RESEARCH AND DEVELOPMENT

Entrust’s research and development efforts are focused on developing new products, expanding core technologies and improving existing Internet security solutions, allowing the corporation to maintain and extend its technology and product leadership position. Entrust spent $24.2 million, $30.9 million and $27.6 million in research and development in 2002, 2001 and 2000, respectively. As of December 31, 2002, Entrust had research and development facilities in Santa Clara, California and Ottawa, Canada.

Entrust is committed to aggressively investing in research and development to support market readiness and further competitive advantage. Entrust’s research and development staff has contributed to a number of standards in Internet and data security areas and is active in several prominent standards-setting bodies, including:

•	The IETF (Internet Engineering Task Force);

•	ANSI (American National Standards Institute);

•	OASIS (Organization for the Advancement of Structured Information Standards);

•	ETSI (The European Telecommunications Standards Institute);

•	The Internet PKIX (public-key infrastructure x.509) group;

•	ISO (the International Organization for Standardization); and

•	FPKI-TWG (U.S. Government Federal Public Key Infrastructure Technical Working Group).

Entrust believes it is well positioned to respond to changes in relevant industry standards, and continues to participate in the development of these standards as the requirements of businesses, governments and users become increasingly complex.

Some of Entrust’s current and planned product development efforts include continued development of its Entrust Entelligence, Entrust GetAccess, Entrust TruePass and Entrust Authority product portfolios. Entrust products serve emerging markets that are evolving rapidly and require continued product enhancement through the incorporation of additional features and the adoption of new standards. In addition, continued work on performance, manageability and reliability of Entrust products is required to meet the demands of each customer-operating environment. Entrust also continues to deliver new product capability within each of its product sets to take advantage of new market opportunities in the internet security market.

SUPPORT

Entrust believes that the highest quality of customer and technical service delivery is crucial to its success, and Entrust service and support programs are key components of its commitment to offer the industry’s broadest set of enhanced internet security services. Entrust’s three-tiered, global support program gives customers the flexibility to choose between proven service and support levels that align with business needs. In addition, customers can leverage an extranet for online self-service technical support, 24-hours-a-day, seven days a week. Support offerings include:

•	Software maintenance, including software upgrades and maintenance releases;

•	Extranet support, including 24 X 7 online access to information, including frequently asked questions, documentation, technical bulletins, newsletters, service request submissions and updates; and

•	Quarterly service reviews, including regular performance-to-objectives and satisfaction reviews.

SALES, MARKETING AND BUSINESS DEVELOPMENT

Entrust completed a major restructuring of its business in 2001, including an overhaul of how it sells and markets its solutions. Entrust offers its products, solutions and services through a multi-tiered approach, reflecting the characteristics and buying behavior of markets covered.

Sales

Entrust plans to continue to channel its marketing and sales efforts to capitalize upon the need for secure digital identities and information within the government, financial services and healthcare markets. Entrust plans to utilize a prioritized combination of direct and indirect sales channels around the globe, believing that its direct sales force, working in conjunction with indirect channels offering complementary products and services, offers a competitive advantage in responding to customer needs as they evolve.

Direct Sales

Entrust has streamlined the way it delivers products, services and solutions by focusing direct sales resources on the needs of customers in key vertical markets: government, financial services, healthcare and

Global 1500 enterprises. Entrust’s direct sales and service contacts with customers enable Entrust to respond rapidly to changing customer needs and enhanced product requirements. Entrust’s direct sales force comprises individuals in North America, Europe, Middle East & Africa and in specific Asian markets.

Indirect Sales

Entrust has long recognized the value of partnerships and how such partnerships are complementary to its direct sales force in taking its solutions to the market. Entrust partners stand as the leaders and specialists of public and private sector offerings for a range of solutions and services. From global services organizations and software innovators to business advisors and value added resellers, each partner provides a valuable differentiator for Entrust and its customers.

The 2002 Entrust TrustedPartner Program builds on a 10-year history of working with partners and further advances its commitment to partners with a program that embodies the highest standards for support and success. This global program is designed to leverage and extend the marketing, sales and services capabilities of partners who recognize that security is a business imperative for their customers. The Entrust TrustedPartner Program provides tools for recommending and deploying Entrust-based solutions into partner/client opportunities while maximizing investment in Entrust resources.

Partner Classifications

Entrust TrustedPartner Program offers six partner membership classifications, based on how Partners go to market and how they provide products and services to their customers:

•	Solution: Solution Partners deliver end-to-end solutions that combine Entrust-based security products with professional services meeting a range of customer needs from business analysis and planning, through project management, integration and implementation. Solution Partners include companies such as ACS, IBM, Northrop Grumman and Schlumberger.

•	Value Added Reseller: Value Added Reseller (VAR) Partners are trained and motivated to resell Entrust software. The VAR Partners provide customers with value added services such as pre-sales consulting, installation, integration and training services. These partners may operate in specific verticals or geographies and include companies such as Lockheed Martin, Qunara and Software Spectrum.

•	Service Provider: Service Provider Partners offer standardized services for operating Entrust solutions combining a Service Provider Partners expertise in data center operations and Entrust security solutions. These organizations may offer Trusted Third Party (TTP) services, hosting of Entrust solutions or operation of Entrust software within an Application Service Provider (ASP) offering. Current partners that provide these capabilities include ACERTs, beTRUSTed, e-Scotia.com and Netrust Pte Ltd.

•	Deployment: Deployment Partners represent a limited group of highly trained and experienced consulting organizations that specialize in Entrust security, providing security services to customers through a subcontractor relationship with Entrust. Current partners that provide these skilled resources include companies such as 2Keys Corporation, Net Cyclops Inc. and PKI Integrity Consulting.

•	Technology: Technology Partners leverage Entrust toolkits and products to address customer’s specific business needs. Technology Partner solutions are integrated, tested and certified to verify that successful working solutions are available to customers. Current partners demonstrating these capabilities include Adobe, ActivCard, Alcatel, Hewlett-Packard, Sun Microsystems and Oracle.

•	Distributor: A Distributor Partner is an organization with an established track record of building and maintaining distributor networks in specific geographies. Through companies such as ACA Pacific Group, this select classification includes organizations that do not sell directly to end customers but rely on their value added reseller network to promote and install Entrust products.

Marketing

To support its direct sales force and extensive TrustedPartner network, Entrust has a marketing team whose goals are to create a consistent, focused communication strategy that increases awareness of Entrust’s digital identity and information security solutions and services, and leverages that awareness in the identification of new sales opportunities. The marketing team conducts programs that include advertising, direct mail, trade shows, seminars, Web marketing, public relations and ongoing customer communication.

Entrust intends to invest in targeted marketing programs for existing customers and prospects in key vertical and geographic markets.

Business Development

Identifying new markets and opportunities in advance of the current competitive landscape has been a consistent theme at Entrust. The breadth of Entrust’s security products, solutions and services, key relationships and the number of customers are testimony to Entrust’s success.

To identify and develop strategic relationships with targeted industry providers more effectively, Entrust has a business development organization that pursues select business development activities, including the administration and promotion of the Entrust-Ready Program. These activities permit Entrust to strengthen relationships with existing strategic providers and identify and encourage new providers of software, network, computing and communications products to make their products interoperable with Entrust.

COMPETITION

Entrust currently competes, or may compete in the future, with several organizations, including:

•	Certification-authority service providers that are not using Entrust products. These include VeriSign, Baltimore Technologies, RSA Security and any affiliates or partners these companies may engage to represent and/or resell their certificate-authority services.

•	Public-key infrastructure product providers including RSA Security, Baltimore Technologies and others.

•	Access management and authorization software vendors including IBM, Netegrity, Oblix, RSA Security and several others.

•	Large organizations that are developing complementary technology to existing products and services. These include organizations such as Computer Associates, IBM, Novell, Microsoft and Network Associates that offer authentication and/or authorization functionality as stand-alone or embedded functionality within their respective products or services.

Entrust believes that the principal competitive factors affecting the market for digital identity and information security solutions include an enhanced level of security and features such as ease of use, quality/reliability of security, scalability, customer service and support and price. Although Entrust believes that its products compete favorably in respect to all these factors, there can be no assurance that Entrust can maintain its competitive position against current or potential competitors.

REGULATORY MATTERS

Entrust’s products are subject to special export requirements administered by the governments of the United States, Canada and other countries. Entrust’s products may also be subject to import restrictions and/or use restrictions imposed by some countries. Consequently, Entrust’s ability to export its products to destinations outside the U.S. and Canada is subject to a variety of administrative requirements, government approvals or licensing requirements. Re-exports of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these regulations, depending on the country of destination, industry sector and/or end user, some of our products may not be sold to certain parties, and some products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada. In addition, extra controls which the United States applies to sales to foreign governmental entities, as noted below, can create extra obligations for Entrust in this market sector.

The U.S. encryption export regulations were significantly relaxed in 2000. On January 14, 2000, the U.S. Department of Commerce amended its export regulations to make it substantially easier to sell U.S. encryption products abroad. In general, the new rules eliminated constraints based on the strength of the encryption that may be exported after a one-time government review of the product, and greatly broaden the end users who may receive the products without a license. On October 19, 2000, the U.S. Department of Commerce further amended the encryption export regulations to, among other things, relax some of the reporting requirements and allow quicker export of new products to many countries. On June 6, 2002, the U.S. Department of Commerce amended the encryption regulations again to, among other things, conform to the U.S. regulations to the control list implemented by other countries that are members of the Wassenaar Arrangement.

These changes allow Entrust’s products that are under the export license authority of the U.S. to be more competitive with products of foreign producers. However, Entrust believes that some of its products are exempt from U.S. export authorization and they have been marketed accordingly. Because of the relaxation of U.S. controls, U.S. producers of products that compete with Entrust’s non-U.S. products may be able to market more aggressively in foreign countries, offering stronger encryption and offering products to broader industry groups.

In summary, the rules are as follows: U.S. products cannot be exported to certain prohibited persons and entities or to certain embargoed countries. No governmental review is required for some exports, such as products containing relatively weak encryption, products that are limited to financial applications, and exports for internal use by foreign subsidiaries of U.S. companies. For other encryption products, exports to non-governmental end-users are allowed after a one-time 30-day review. Exports to government and non-government end-users in 23 designated countries may proceed when the product is submitted for review, without waiting for the review to be completed. Exports to non-government end-users in other countries may proceed after the 30-day review. Export licenses are required only for government end-users in these other countries, unless the product is specifically designated as a “retail” encryption item. The Department of Commerce has confirmed that a number of Entrust’s products are exportable to non-governmental end users worldwide without further review under the revised regulations, except to prohibited persons and entities and the embargoed countries. In addition, Entrust’s products which have been approved by the Department of Commerce in the past may be exported to non-government end users without a new technical review unless exports were previously limited to subsidiaries of U.S. companies.

Any mass-market encryption product previously authorized for export under License Exception “TSU” may be upgraded to 64-bit encryption without a new technical review.

The U.S. government has imposed post-export semi-annual reporting requirements for most export products, but this should not affect Entrust’s export sales. However, these reporting requirements create some administrative obligations.

Entrust has 26 products that are classified under the Export Administration Regulation as 5D002 “retail” and 11 that are 5D992 “no license required”.

Entrust believes, and has informed the U.S. Government, that certain of its products are exempt from U.S. encryption export restrictions under these criteria. However, Entrust has not obtained any formal U.S. Government ruling that any of its products produced and shipped from outside the U.S. may be exempt from U.S. encryption export controls, and there can be no assurance that the U.S. Government will refrain from asserting jurisdiction over one or more of Entrust’s products. Such a decision by the U.S. Government to assert jurisdiction could result in penalties for past shipments and could restrict future sales of Entrust’s products outside the U.S. and Canada, having a potentially significant adverse effect on Entrust’s business, financial condition and results of operations.

INTELLECTUAL PROPERTY

Entrust relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect the company’s proprietary rights. Entrust and its subsidiaries owned 54 issued patents and had 53 pending patent applications as of February 28, 2003. Pursuant to patent cross license agreements, some of these patents are and will continue to be subject to certain license grants to others, including Nortel Networks and certain of its licensees. Entrust has copyright and trade secret rights for its products, consisting mainly of source code and products documentation. Entrust uses a combination of written licenses and shrink-wrap licenses for users of its products to protect certain of its copyrights and trade secrets.

EMPLOYEES

As of December 31, 2002, Entrust had 705 full-time employees globally. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

CORPORATE INFORMATION

Stockholder Information:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, IL 60602

USA

Phone: (312) 588-4993

Fax: (312) 601-4350

Legal Counsel:

Hale and Dorr LLP

60 State Street

Boston, MA 02109

USA

Independent Auditors:

Deloitte & Touche LLP

2200 Ross Avenue, Suite 1600,

Dallas, TX 75201

USA

For more information

please contact Entrust, Inc.’s Investor Relations Department at:

Phone: (972) 713-5858

E-mail: investor@entrust.com

We maintain a website with the address www.entrust.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to, or waivers from our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Entrust’s U.S. headquarters, including executive offices and administrative facilities, is located in Addison, Texas, where Entrust leases approximately 25,251 square feet of office space. Entrust also leases approximately 146,100 square feet of office space at its Canadian headquarters in Ottawa, Ontario, Canada. Entrust leases approximately 12,500 square feet of office space in Santa Clara, California, which houses primarily research and development, marketing and business development personnel. Entrust’s Europe, Middle East and Africa (EMEA) region is headquartered out of Reading, England. Entrust also leases approximately 17,700 square feet of office space in McLean, Virginia where its sales and services businesses that focus on the United States Federal Government are based.

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

ITEM 3.    LEGAL PROCEEDINGS

On September 30, 2002, Judge T. John Ward of the U.S. District Court for the Eastern District of Texas (the “Court”) issued an order dismissing a class action lawsuit pending against Entrust.

As previously disclosed, on July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed in the Court. Subsequently, several similar actions were also filed. All of these actions were consolidated and on January 22, 2001, a consolidated complaint was filed. The consolidated complaint purported to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired Common stock of Entrust during the period from October 19, 1999 through July 3, 2000. The consolidated complaint alleged that the defendants misrepresented and failed to disclose certain information about Entrust’s business and prospects, as required by the Securities Exchange Act of 1934. It did not specify the amount of damages sought.

On September 21, 2001, Entrust moved to dismiss an amended complaint filed on August 30, 2001. On September 30, 2002, the Court found that the Private Securities Litigation Reform Act required dismissal of the case because of the lack of specificity with which the amended complaint was pleaded. The case was dismissed with prejudice; however, the order is subject to the possibility of an appeal. As of the date of this filing, Entrust has not learned of any appeal being filed. If an appeal is granted, an adverse judgment or settlement in this lawsuit could have a significant adverse impact on Entrust’s future financial condition or results of operations.

Entrust is subject, from time to time, to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on Entrust’s consolidated results of operations or consolidated financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2002.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Entrust’s executive officers and directors and their respective ages and positions as of March 14, 2003, are as follows:

Name	Age	Position
F. William Conner	43	President, Chief Executive Officer and Chairman of the Board
David L. Thompson	49	Senior Vice President and Chief Financial Officer
Milan Bekich	51	Senior Vice President, Government Solutions
Edward J. Pillman	60	Senior Vice President, Global Portfolio and Services
General Wesley K. Clark	58	Director
Butler C. Derrick, Jr.	66	Director
Terrell B. Jones	54	Director
Michael P. Ressner	54	Director
Douglas Schloss	44	Director
Liener Temerlin	74	Director
Edward O. Vetter	82	Director

F. William Conner, age 43, has served as our President and Chief Executive Officer since April 2001 and as Chairman of the Board since January 2002. He has been on our board of directors since July 1997 and was Chairman of the Board from October 1998 to May 2000. From November 1999 to April 2001, Mr. Conner served as President, Enterprise Networks and eBusiness Solutions of Nortel Networks, a global Internet and communications company, where he led the turnaround of the Enterprise business while redefining and delivering ebusiness applications. From September 1998 to October 1999, he served as the first Chief Marketing Officer of Nortel Networks, leading the effort to reposition the company as a global leader in building the high-performance Internet and was recognized as “Marketer of the Year” in High Tech. From 1992 to September 1998, Mr. Conner held a number of key executive leadership positions at Nortel Networks, including President of its first data business, Executive Vice President of Nortel Networks’ Enterprise Networks Business and a variety of other key leadership positions in sales and marketing.

David L. Thompson, age 49, has been our Senior Vice President since May 2001 and our Chief Financial Officer since October 1999. From February 2001 to April 2001, he also served as our interim Co-President and Co-Chief Executive Officer. He was our Executive Vice President, Finance and Administration from January 2001 to May 2001 and our Senior Vice President, Finance from October 1999 to January 2001. From September 1996 to September 1999, he served as Vice President of Finance of Nortel Networks’ Enterprise Solutions global business, which comprises customer premise data and voice equipment research, manufacturing, sales and service. From January 1994 to August 1996, he served as Vice President of Finance of Nortel Networks World Trade, the marketing, sales and service organization for Nortel Networks’ suite of products outside North America. From January 1992 to December 1994, he served as Vice President of Finance for Nortel Networks’ Asia/Pacific business.

Milan Bekich, age 51, was recently named Senior Vice President, Government Solutions. In February 2002, Milan was named Senior Vice President, North America Sales. He joined Entrust in June 2001 from Nortel Networks as Vice President, Vertical Markets. From April 1995 to June 2001, Milan held various executive positions at Nortel Networks, including Vice President, Sales and Marketing, where he was responsible for selling to the Government, Education and Utilities market; Vice President, Global Advertising and Vice President, Global Integrated Marketing. From October 1984 to April 1995, Mr. Bekich held numerous leadership positions at AT&T in sales, marketing and product management.

Edward J. Pillman, age 60, has been our Senior Vice President, Global Portfolio and Services since July 2001. Prior to joining Entrust, he served as President of Nortel Networks’ Enterprise Product Portfolio from September 1999 to May 2001, where he directed the growth and development of Nortel Networks’ voice, data and e-business portfolios for the enterprise market. From June 1996 to September 1999, he was Vice President and General Manager of the Multimedia Enterprises Systems division of Nortel Networks, and from March 1989 to May 1996, he was Vice President and General Manager of the Meridian I Communication Systems division of Nortel Networks. From November 1983 to March 1989, he was Chief Information Officer of Nortel Networks. Prior to these assignments, Mr. Pillman held a variety of sales and executive positions at IBM Canada.

General Wesley K. Clark, age 58, has served on our board of directors since January 2002. He has served as Managing Director, Merchant Banking of Stephens Group, Inc., a high technology venture capital firm, since March 2001. From July 2000 to March 2001, General Clark was a consultant to Stephens Group, providing advice on investments. Prior to joining Stephens Group, he served as a consultant to Goldman, Sachs & Co., an investment bank, serving on the Shareholders Board of Messer-Griesheim, Co., Germany. From July 1997 to June 2000, he served as the Supreme Allied Commander, Europe and Commander in Chief of the United States European Command. From June 1996 to July 1997, General Clark was Commander in Chief of the United States Southern Command, Panama. General Clark currently serves on the Board of Directors of Acxiom Corp., a provider of customer data integration software and database management services.

Butler C. Derrick, Jr., age 66, has served on our board of directors since May 1999. Since August 1998, Mr. Derrick has been a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

Terrell B. Jones, age 54, has served on our board of directors since November 1998. He is currently a self-employed management consultant in the field of on-line travel systems. He served as President and Chief Executive Officer of Travelocity.com, a provider of online travel reservation capabilities from the time it became a public company in March 2000 until it was purchased by SABRE Interactive in April 2002. He previously served as President of SABRE Interactive and as Executive Vice President and Chief Information Officer of SABRE Holdings Corporation, an information technology company from July 1996 to March 2000. He was President of SABRE Computer Services (a unit of SABRE Holdings) from 1993 to 1996.

Michael P. Ressner, age 54, has served on our board of directors since May 1999. He has served as Vice President, Nortel Networks since January 2001. Since January 2003, he has been an Adjunct Professor of Applied Financial Management at North Carolina State University. From January 2001 to December 2002, Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, Mr. Ressner served as Vice President of Finance of Nortel Networks Enterprise Solutions Group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, Mr. Ressner held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves on the Board of Directors of WilTel Communications.

Douglas Schloss, age 44, has served on our board of directors since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He has also served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

Liener Temerlin, age 74, has served on our board of directors since January 2002. Since October 2001, he has served as Chairman Emeritus of, and a consultant to, Temerlin McLain, an advertising agency and wholly owned subsidiary of the Interpublic Group, an international advertising, marketing and communications company. From May 1992 to October 2001, Mr. Temerlin was Chairman of the Board of Temerlin McLain.

Edward Vetter, age 82, has served on our board of directors since October 2002. Mr. Vetter has served as President of Edward O. Vetter & Associates, a private management consulting firm, since 1978 and is a life Trustee for the Massachusetts Institute of Technology. He was Chairman of the Texas Department of Commerce from 1987 to 1991, Energy Advisor to the Governor of Texas from 1979 to 1983, and U.S. Undersecretary of Commerce from 1976 to 1977. Beginning in 1952, Mr. Vetter was employed by Texas Instruments, Inc. in various capacities and was the Executive Vice President and Chief Financial Officer at the time of his retirement in 1975. He currently serves on the Board of Directors of American Achievement Corporation.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol “ENTU” since August 18, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2001
First Quarter.	$21.38	$7.06
Second Quarter	8.13	3.88
Third Quarter.	6.40	2.66
Fourth Quarter	11.04	2.55

2002
First Quarter.	$13.29	$4.67
Second Quarter	5.30	2.40
Third Quarter.	4.65	1.98
Fourth Quarter	4.21	2.23

As of March 10, 2003, we had approximately 567 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain future earnings, if any, to finance our growth strategy. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, our operating results, our current and anticipated cash needs, restrictions in any future financing agreements and our plans for expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

ITEM 6.    SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report. The 1998 and 1999 data has been amended to reflect the retroactive adjustment to our investment in Entrust Japan, as required by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” in applying the provisions regarding a step-by-step acquisition of an investment accounted for under the equity method.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$36,773	$61,482	$93,112	$48,027	$42,252
Services and maintenance	12,215	23,732	55,265	69,938	60,495

Total revenues	48,988	85,214	148,377	117,965	102,747

Cost of revenues:
License	1,985	2,286	4,418	4,515	3,674
Services and maintenance	7,546	13,016	32,418	43,640	33,680

Total cost of revenues	9,531	15,302	36,836	48,155	37,354

Gross profit	39,457	69,912	111,541	69,810	65,393

Operating expenses:
Sales and marketing	26,802	40,900	73,248	87,439	44,128
Research and development	12,840	16,605	27,625	30,892	24,151
General and administrative	5,046	7,752	12,083	20,509	14,840
Acquired in-process research and development	20,208	—	29,614	—	—
Amortization of purchased product rights	—	—	2,751	3,322	1,136
Amortization of goodwill and other purchased intangibles	356	712	59,952	62,142	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	—	—	326,953	—
Restructuring charges and adjustments	—	—	—	65,511	(1,079)
Write-down of leaseholds and other long-lived assets	—	—	—	13,519	—

Total operating expenses	65,252	65,969	205,273	610,287	83,176

Income (loss) from operations	(25,795)	3,943	(93,732)	(540,477)	(17,783)

Other income (expense):
Interest income	1,807	3,776	13,809	8,330	3,274
Loss from equity investment	(220)	(173)	—	—	(602)
Realized gain (loss) on investments	—	—	—	1,103	(220)
Write-down of long-term strategic investments	—	—	—	(10,800)	(1,238)

Total other income (expense)	1,587	3,603	13,809	(1,367)	1,214

Income (loss) before income taxes	(24,208)	7,546	(79,923)	(541,844)	(16,569)
(Provision) benefit for income taxes	160	(1,800)	(2,337)	(1,828)	(1,350)

Net income (loss)	$(24,048)	$5,746	$(82,260)	$(543,672)	$(17,919)

Net income (loss) per basic share	$(0.68)	$0.13	$(1.44)	$(8.57)	$(0.28)
Net income (loss) per diluted share	$(0.68)	$0.10	$(1.44)	$(8.57)	$(0.28)
Shares used in basic per share computation	35,255	43,847	57,003	63,411	64,946
Shares used in diluted per share computation	35,255	54,803	57,003	63,411	64,946

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$81,067	$89,271	$227,687	$153,555	$118,023
Working capital	77,438	87,918	224,026	89,012	73,367
Long-term marketable investments	—	2,405	60	9,038	13,423
Total assets	107,609	130,127	733,713	229,045	189,571
Shareholders’ equity.	86,839	102,762	673,671	135,452	117,865

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Certain Factors That May Affect Our Business” and elsewhere in this Annual Report.

OVERVIEW

Background

We are a leading global provider of software that secures digital identities and information. This software and the associated services enable businesses and governments around the world to securely execute transactions and communicate information over wired and wireless networks, including the Internet. We have a broad set of products that provides identification, entitlements, verification, privacy and security management capabilities. Major government agencies, financial institutions and Global 1500 enterprises in more than 40 countries have purchased our portfolio of award-winning security technologies.

We were incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Corporation and its subsidiary Nortel Networks Inc. (collectively, “Nortel Networks”). At the close of business on December 31, 1996, Nortel Networks transferred to us certain of their assets and liabilities, intellectual property, rights, licenses and contracts. In exchange, Nortel Networks received Series A Common stock, Special Voting stock and cash consideration. At the close of business on December 31, 1996, we issued Series B Common stock in a private placement. After the completion of the private placement, Nortel Networks owned approximately 73% of the outstanding shares of our voting stock assuming conversion of the Series B Common stock and Series B Non-Voting Common stock.

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

On June 4, 2001, we changed our name to Entrust, Inc.

At December 31, 2002, Nortel Networks owned 9.6 million shares, or approximately 15%, of our Common stock. Nortel Networks owned 8.3 million shares of our Common stock, or 13%, as of March 10, 2003.

BUSINESS OVERVIEW

In 2002, Entrust continued its strategy of focusing on core vertical and geographic markets. We had success in the sales of our Secure Web Portal product solution and Secure VPN solution. Revenues from the Secure Web Portal solution, which is the combination of our TruePass and GetAccess products, increased 51% year-over-year and represented 38% of our software revenues for 2002. Revenues from our Secure VPN solution increased 241% year-over-year and represented more than 2% of our software revenues for 2002. The other major contributors to 2002 software revenue, representing 57% of software revenue, was our Secure Desktop Products and Security Infrastructure products.

Other highlights from 2002 included:

•	We had success and key customer wins in our core vertical markets. Revenue from our extended government vertical accounted for 49% of total software revenue in 2002 and revenue from our financial vertical accounted for 10% of software revenue.

•	We launched a new partner program which helped us to nearly double our revenue from partners.

•	We had approximately 40 new companies join our EntrustReady program in 2002, which ensures that their solutions are interoperable with the Entrust portfolio.

•	And we continually realigned the company’s resources to better serve the current market opportunity and align ourselves for a return to profitability.

Our key technology-related accomplishments during 2002 included the following:

•	We extended our leadership position in Internet security market with enhancements to our authentication and authorization product portfolios.

•	We developed the Entrust Secure Transaction Platform, which enables organizations to securely integrate automated business processes while leveraging the return on investment and efficiencies inherent in using Web services to leverage their businesses and processes.

•	We delivered the newest extension to our Secure Messaging Solution, which provides server-based, end-to-end secure messaging capabilities enabling users to securely communicate within the organization as well as to external businesses, government agencies and customers.

•	In conjunction with the White House Strategy to Secure Cyberspace, the General Services Agreements (GSA) delivered a secure communications capability by cross-certifying a number of federal agencies in the Federal Bridge Certification Authority (FBCA). The FBCA, or Federal Bridge, is a multi-agency program powered by our expertise and public-key infrastructure (PKI) technology that was deployed by the end of the third quarter of 2002. This program allows employees of the Department of Treasury, NASA, NFC, Department of Defense and other U.S. government organizations to securely communicate with one another and share information.

CRITICAL ACCOUNTING POLICIES

We operate in one primary business. We develop, market and sell software that secures digital identities and information. We also perform professional services to install, support and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and managed through a global functional organization. We operate globally in a functional organization. We do not have any off-balance sheet financing, other than operating leases entered into in the normal course of business, and we do not actively engage in hedging transactions.

In 2002, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring and other special non-recurring charges, impairment of long-term strategic investments, the provision of income taxes and stock-based compensation. The restructuring and other special non-recurring charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and other special non-recurring charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, impairment of long-term strategic investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our accounting processes and judgments.

Software Revenue Recognition

With respect to software revenue recognition, we recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, “Software Revenue Recognition” and related accounting guidance and pronouncements.

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

Due to the complexity of some software license agreements, we routinely apply judgments to the application of software revenue recognition accounting principles to specific agreements and transactions. Different judgments and/or different contract structures could have led to different accounting conclusions, which could have had a material effect on our reported earnings.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 43% of accounts receivable at each of December 31, 2001 and 2002. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers could result in a different required allowance, which could have a material impact on our reported earnings.

As of December 31, 2002, accounts receivable totaled $22.3 million, net of an allowance for doubtful accounts of $3.0 million.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million on June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges of $33.2 million at December 31, 2002, could have a material effect on our reported results. During the second quarter of 2002, we recorded adjustments to reduce the accrued restructuring charges by $1.1 million, which were made to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. As of June 2002, we had initiated all actions required by the restructuring plan. In addition, actual results could vary from these assumptions, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results.

Impairment of Long-term Strategic and Equity Investments

We assess the recoverability of the carrying value of strategic investments at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies of which we typically own less than 10% of the outstanding stock. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. It was also determined that a further adjustment to the carrying value of the investments was necessary during 2002 in the amount of $1.2 million, to reflect other than temporary declines in the value of certain strategic investments. Further write-downs may be required in future depending upon our assessment of the performance of the underlying investee companies at that time. As of December 31, 2002, long-term strategic investments, net of valuation allowances, amounted to $2.9 million.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years of $393,000, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of their voting stock, to the extent of our previous investment. Our balance sheet at December 31, 2001, as reported in our consolidated financial statements included elsewhere in this Annual Report, has been restated to reflect this retroactive adjustment. Prior years’ comparative results have been restated in 1998 and 1999 to reflect this retroactive adjustment.

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602,000 in our consolidated losses for 2002. These losses are attributable to our pro rata share of Entrust Japan’s losses in 2002, while we had an equity ownership of approximately 39% of their voting stock.

During 2002, Entrust Japan exceeded the performance targets established at the date of increased investment. However, due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1.3 million equity investment in Entrust Japan at December 31, 2002 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of December 31, 2002, we believe that there has not been an impairment of our investment in Entrust Japan.

Provision for Income Taxes

The preparation of our consolidated financial statements require us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States. In addition, we have based the calculation of our income taxes in each jurisdiction based upon inter-company agreements. The income tax accounting process involves our estimating our actual current exposure in each jurisdiction together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $114.2 million as of December 31, 2002, which represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets due to our recent history of financial losses. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Stock-Based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to contribute to our success by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options are typically granted to employees when they first join us but can also be granted when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee of the Board of Directors may, however, grant additional options to executive officers and key employees for other reasons. Under the stock option plans, the participants may be granted options to purchase shares of Common stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years and generally expire ten years from the date of grant.

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At December 31, 2002, a large percentage of our outstanding employee stock options carried exercise prices in excess of the closing market price on that day. All stock option grants are made with the approval of the Compensation Committee of the Board of Directors.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants under these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to increase our net loss in 2002, 2001 and 2000 to $42.4 million, $592.8 million and $177.5 million, respectively, and consequently, increase our net loss per share to $0.65, $9.35 and $3.11 for 2002, 2001 and 2000, respectively. However, Entrust believes that the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 2(n) of our consolidated financial statements, included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Revenues:
License	62.8%	40.7%	41.1%
Services and maintenance	37.2	59.3	58.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	3.0	3.8	3.6
Services and maintenance	21.8	37.0	32.8

Total cost of revenues	24.8	40.8	36.4

Gross profit	75.2	59.2	63.6

Operating expenses:
Sales and marketing	49.4	74.1	42.9
Research and development	18.6	26.2	23.5
General and administrative	8.1	17.4	14.4
Acquired in-process research and development	19.9	—	—
Amortization of purchased product rights	1.9	2.8	1.1
Amortization of goodwill and other purchased intangibles	40.4	52.7	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	277.2	—
Restructuring charges and adjustments	—	55.5	(1.0)
Write-down of leaseholds and other long-lived assets	—	11.5	—

Total operating expenses	138.3	517.4	80.9

Loss from operations	(63.1)	(458.2)	(17.3)

Other income (expense):
Interest income	9.3	7.1	3.2
Loss from equity investment	—	—	(0.6)
Realized gain (loss) on investments	—	0.9	(0.2)
Write-down of long-term strategic investments	—	(9.1)	(1.2)

Total other income (expense)	9.3	(1.1)	1.2

Loss before income taxes	(53.8)	(459.3)	(16.1)
Provision for income taxes	(1.6)	(1.6)	(1.3)

Net loss	(55.4)%	(460.9)%	(17.4)%

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

Revenues

We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products. We recognize revenues in accordance with the provisions of the SOP No. 97-2, “Software Revenue Recognition” and related accounting guidance and pronouncements.

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

We use the percentage-of-completion method to account for fixed price custom development contracts. Under this method, we recognize revenue and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The project cost estimates are reviewed on a regular basis.

Total Revenues.    Total revenues in 2002 were $102.7 million, which represented a decrease of 13% from the $118.0 million of total revenues in 2001, which in turn, represented a 20% decrease from the $148.4 million of total revenues in 2000. Total revenues derived from North America of $71.3 million in 2002 represented a decrease of 10% from the $79.1 million in 2001, which in turn, represented a 24% decrease from the $103.5 million in 2000. Total revenues derived from outside of North America of $31.4 million in 2002 represented a decrease of 19% from the $38.9 million in 2001, which in turn, represented a 13% decrease from the $44.9 million in 2000. The majority of the overall decline in total revenues in 2002 and 2001 was experienced in Canada, Europe, Asia and other international locales, which was mainly due to the continued softening of the economic climate internationally and to our restructuring plan from the second quarter of 2001, which resulted in fewer sales resources being applied in all regions, particularly in Asia Pacific and Latin America. In addition, we generated significant revenues from the Government of Canada Secure Channel project in 2001, from software deliveries, accounted for on a subscription basis, and the first phase of the professional services work related to this project. These revenues were difficult to replace in 2002. The level of non-North American revenues has fluctuated from period to period, and this trend is expected to continue for the foreseeable future. The decline in the level of North American revenues, in 2002 and 2001, reflected the prolonged economic downturn experienced in this region and throughout the industry, with customers buying to their immediate needs, as opposed to buying total project or enterprise wide, in the tough economic market. However, the lower percentage year-over-year decrease in revenues derived from North America, in 2002 compared to 2001, is due to increased activity in 2002 in the extended government vertical in the United States, resulting from a higher customer demand for our digital certificate solutions in that market sector. In 2002 and 2000, no individual customer accounted for 10% or more of revenues. In 2001, a single customer accounted for 11% of revenues, while no other customers accounted for 10% or more of revenues.

License Revenues.    License revenues of $42.3 million in 2002 represented a decrease of 12% from the $48.0 million in 2001, which in turn, represented a decrease of 48% from the $93.1 million in 2000. These revenues represented 41%, 41% and 63% of total revenues in 2002, 2001 and 2000, respectively. The decrease in license revenues in absolute dollars in 2002 and 2001 was primarily driven by the softened economic climate internationally and the shift from new project software spending to service driven deployment in the extended government vertical. New project purchases remain subject to governmental budgetary constraints. In addition, the global downturn has had a significant impact on information technology projects and the commitments that customers have made to expenditures in this area. License revenues as a percentage of total revenues remained flat from 2001 to 2002, due to decreased services and maintenance revenues in the first half of 2002, largely as a result of the timing delay in contracting additional services revenues from the Government of Canada Secure Channel project, coupled with continued demand for the Entrust Secure Web Portal Solutions and Enterprise Desktop suite, offset by decreased license revenues caused by the absence of Government of Canada Secure Channel software revenues in 2002. License revenues as a percentage of total revenues decreased from 2000 to 2001, primarily as a result of a continued strong demand for services and maintenance from our customers and increased professional services revenues from the addition of CygnaCom in March 2000, and enCommerce in June 2000, and partly due to decreased license revenues in 2001.

Services and Maintenance Revenues.    Services and maintenance revenues of $60.5 million in 2002 represented a decrease of 13% from the $69.9 million in 2001, which in turn, represented an increase of 26% from the $55.3 million in 2000. These revenues represented 59%, 59% and 37% of total revenues in 2002, 2001 and 2000, respectively. The decrease in services and maintenance revenues in 2002 is due to slowed demand for consulting services and customer support, resulting from the diminished growth of the license revenue base of customers experienced during 2001 and 2002 and the timing of corresponding support contract renewals on this license revenue base. In addition, to a greater degree we have been fulfilling our customers’ deployment needs in conjunction with partners, as our solutions are now easier to deploy and, as a result, the demand for our consulting services has declined for customer deployment and integration requirements. This is particularly true in Europe, where several large system integration contracts in Europe underpinned the 2001 services revenues in the first half of that year. The increase in services and maintenance revenues in absolute dollars from 2000 to 2001 was primarily the result of an increase in demand for consulting services and customer support, the acquisitions of CygnaCom and enCommerce, and increases in maintenance revenues from a larger installed product base and strong customer renewals of annual maintenance agreements. Services and maintenance revenues as a percentage of total revenues for 2002 compared to 2001 remained flat, mainly due to the continued improvements achieved in the utilization of our global professional services organization, offset with a shift in the mix of revenues from services and maintenance to license revenues during the first half of 2002. This shift was largely due to an increase in demand for our enhanced security solutions, particularly the Entrust Secure Web Portal Solutions, combined with the decrease in services and maintenance business in 2002 as a result of the timing of customer demand. The increase in services and maintenance revenues as a percentage of total revenues from 2000 to 2001 reflected a shift in the mix of revenues from license to services and maintenance revenues in 2001, compared to previous years. This shift was largely due to the continued growth of our services and maintenance business in response to customer demand, the impact of the professional services revenues of CygnaCom and enCommerce since their respective acquisitions, and the decrease in license revenues during 2001.

Cost of Revenues

Cost of License Revenues.    Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Amortization of purchased product rights of $1.1 million, $3.3 million and $2.8 million in 2002, 2001 and 2000, respectively, acquired as part of the June 2000 acquisition of enCommerce, has been excluded from cost of license revenues and instead has been included in operating expenses. Cost of license revenues was $3.7 million in 2002, $4.5 million in 2001 and $4.4 million in 2000, representing 4%, 4% and 3% of total revenues for the respective years. The decrease in cost of license revenues in absolute dollars was primarily a result of lower license revenues in 2002 compared to prior years and savings realized as a result of renegotiated royalty agreements with some third-party software vendors. The cost of license revenues as a percentage of total revenues remained flat for 2002 compared to 2001 due to the overall lower total revenues in 2002. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected. The increase in the cost of license revenues as a percentage of total revenues from 2000 to 2001, despite the lower software license revenue levels, was primarily a result of higher royalty rates paid to third-party software vendors and an increase in the number of third-party technologies embedded in our products sold. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues.    Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $33.7 million in 2002, $43.6 million in 2001 and $32.4 million in 2000, representing 33%, 37% and 22% of total revenues for the respective years. The decrease in the cost of services and maintenance revenues in absolute dollars and as a percentage of total revenues in 2002 primarily reflected the decreased costs associated with lower levels of services and maintenance revenues experienced during this year and the elimination of certain unprofitable services business lines as part of our restructuring in June 2001. Further, the decrease of cost of services and maintenance revenues as a percentage of total revenues reflected a decline in services and maintenance revenues and an increase in license revenues in the first half of 2002, compared to the same period in 2001. The increase in absolute dollars in 2001 reflected the increased costs associated with the increased levels of services and maintenance revenues experienced in those periods and the increased costs associated with the CygnaCom and enCommerce resources. The increase in the cost of services and maintenance revenues as a percentage of total revenues in 2001 reflected the rapid growth of services and maintenance revenues in comparison to license revenues, and the significant shift in the mix of revenues from license to services and maintenance revenues during this period. As the services and maintenance revenues represented the larger proportion of total revenues and grew faster than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues, because significant investment was necessary in order to meet this demand. Also, we made significant investments in additional customer support personnel in 2001.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 44% in 2002, 38% in 2001 and 41% in 2000. The increase in the services and maintenance gross profit as a percentage of services and maintenance revenues from 2001 to 2002 reflected the lower costs associated with professional services and operating efficiencies achieved in the form of higher productivity and utilization of available services resources compared to the previous year, combined with a shift in the services revenues mix from lower margin professional services revenues to higher margin support and maintenance revenues. We also eliminated certain unprofitable services business lines as part of our restructuring plan in June 2001. The decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues from 2000 to 2001 reflected the investment we made in the professional services team through the acquisition of CygnaCom late in the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represented a slight shift in the mix of components within services revenues toward the lower-margin professional services revenues. In addition, the decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues reflected the investment made in additional customer support personnel in 2001, and the continued development and rollout of new services offerings prior to our restructuring in the second quarter of 2001.

Operating Expenses

Operating Expenses—Sales and Marketing

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Per statement of operations	$73,248	$87,439	$44,128
Less: Special non-recurring charges included	—	12,637	(371)

Pro forma	$73,248	$74,802	$44,499

Pro forma sales and marketing as a percentage of total revenues	49%	63%	43%

Sales and marketing expenses decreased to $44.5 million in 2002 from $74.8 million in 2001 and $73.2 million in 2000, on a pro forma basis, representing 43%, 63% and 49% of total revenues in the respective years. The decrease in absolute dollars in 2002 was due mainly to the cost reduction strategies implemented through our restructuring plan, which took effect in June 2001. Since the restructuring, our sales and marketing expenses have better matched our revenue generation. The increase in sales and marketing expenses in absolute dollars from 2000 to 2001 was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, up until the end of the first half of 2001 and the implementation of our restructuring plan in June 2001. Until that time we had continued to make significant investments in sales and marketing to support the launch of new products, markets, services and marketing programs. The decrease in sales and marketing expenses as a percentage of total revenues in 2002, compared to 2001, reflected the cost savings from the restructuring plan, and the lower-than-expected revenue achievement in the first half of 2001 compared to 2002. In addition, we have implemented significant efficiencies into our sales processes and continued greater discipline in expense management. The increase in sales and marketing expenses as a percentage of total revenues in 2001, compared to 2000, was mainly due to the combination of lower-than-expected license revenues in the first half of 2001, and sales and marketing expenses that were largely fixed prior to the beginning of each of the first two quarters of 2001 based on the expectation of higher license revenues for that period that did not materialize. We intend to continue to focus on improving the productivity of our sales and marketing organizations and on gaining efficiencies in the related processes in light of current economic conditions. However, until the implementation of our restructuring plan, we continued to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments in sales and marketing, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During 2002, the allowance for doubtful accounts decreased by $0.9 million as a result of better cash collections during the period and, consequently, an additional bad debt expense was not required in 2002. We had recorded bad debt write-offs and additional provisions for doubtful accounts totaling $7.7 million in 2001, included in the above special non-recurring charges, which was recorded primarily in sales and marketing expenses. The credit to sales and marketing expenses for special non-recurring charges in 2002 reflected savings realized in the negotiation and completion of certain contractual obligations, identified under our restructuring program, in a cost-effective manner.

Operating Expenses—Research and Development

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Per statement of operations	$27,625	$30,892	$24,151
Less: Special non-recurring charges included	—	—	—

Pro forma	$27,625	$30,892	$24,151

Pro forma research and development as a percentage of total revenues	19%	26%	24%

Research and development expenses decreased to $24.2 million in 2002 from $30.9 million in 2001 and $27.6 million in 2000, representing 24%, 26% and 19% of total revenues in the respective years. The decrease in research and development expenses in absolute dollars in 2002 was due mainly to the cost reduction strategies implemented through our restructuring plan, which took effect in June 2001. In addition, employees were hired during the first half of 2001, primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings. This also accounted for the increase in research and development expenses from 2000 to 2001. Research and development expenses as a percentage of total revenues for 2002 decreased compared to 2001 due mainly to the lower research and development spending resulting from a reprioritization of resources to strategic solutions, coupled with continued management discipline in operating expenses in 2002. The investment in research and development as a percentage of total revenues increased in 2001, compared to 2000, due primarily to the lower than expected license revenues in the first half of 2001, as these costs were largely fixed prior to the start of the first two quarters of 2001, and due to the acquisition of enCommerce and the corresponding addition of the GetAccess™ development team in June 2000. The cost reduction impact of our restructuring on research and development expenses did not come into effect until June 2001. However, we believe that we must continue to maintain our investment in research and development in order to maintain our technological leadership position, software quality and security assurance leadership and thus, expect research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Per statement of operations	$12,083	$20,509	$14,840
Less: Special non-recurring charges included	—	5,596	120

Pro forma	$12,083	$14,913	$14,720

Pro forma general and administrative as a percentage of total revenues	8%	13%	14%

General and administrative expenses decreased to $14.7 million in 2002 from $14.9 million in 2001 and $12.1 million in 2000, on a pro forma basis, representing 14%, 13% and 8% of total revenues in the respective years. General and administrative expenses in absolute dollars remained flat between 2001 and 2002, while the increase in these expenses from 2000 to 2001 reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our changing business, including investor relations programs, improved management information systems and the increased utilization of outside professional services, prior to our restructuring in June 2001. General and administrative expenses as a percentage of total revenues increased in 2002 and 2001, compared to the prior years, due primarily to the lower than expected revenues in 2002 and 2001, as these expenses include a high degree of fixed costs. We continue to look for ways to gain additional efficiencies in our administrative processes and contain expenses.

Acquired In-process Research and Development and Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles

In June 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 142, “Goodwill and Intangible Assets”, which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. We adopted SFAS No. 142 as of January 1, 2002. This adoption has affected the amortization of intangibles, resulting from the following past acquisitions:

On March 14, 2000, we completed the acquisition of CygnaCom Solutions Inc., a company based in McLean, Virginia that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. Pursuant to the stock purchase agreement dated March 14, 2000, entered into between us, CygnaCom and the shareholders of CygnaCom, we agreed to acquire all of the outstanding shares of CygnaCom for an aggregate purchase price of $16.6 million, which included cash consideration of $16.0 million. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of CygnaCom are included in our financial statements from the acquisition date. Upon consummation of the acquisition, CygnaCom became a wholly owned subsidiary. In connection with this acquisition, we recorded goodwill of $16.6 million and, accordingly, we expensed $5.5 million and $4.6 million of goodwill amortization in 2001 and 2000, respectively. No goodwill amortization was recorded in 2002, due to the adoption of SFAS No. 142.

On June 26, 2000, we completed the acquisition of enCommerce, Inc., a company based in Santa Clara, California that provides software and services for managing global e-business relationships. The acquisition of enCommerce’s outstanding capital stock, options and warrants for a total consideration of $505.5 million was accounted for under the purchase method of accounting, which resulted in an allocation of $449.6 million to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29.6 million of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in 2000. Amortization of goodwill and other purchased intangibles of $56.2 million and $54.4 million were expensed in 2001 and 2000, respectively. No amortization of these assets has been recorded in 2002, due to the adoption of SFAS No. 142. Amortization of purchased product rights of $1.1 million, $3.3 million and $2.8 million were expensed in 2002, 2001 and 2000, respectively.

In addition, we recorded goodwill amortization of $470,000 and $907,000 in 2001 and 2000, respectively, with respect to goodwill recorded as a result of the acquisition of r3 in 1998. No amortization of this asset has been recorded since the goodwill was determined to be fully impaired when assessed in June 2001.

In general, total amortization expense related to goodwill, purchased product rights and other purchased intangibles that resulted from the above noted acquisitions decreased in 2002, compared to the prior years, due to the impairment of goodwill, purchased product rights and other purchased intangibles recorded in June 2001, as well as the adoption of SFAS No. 142 as of January 2002.

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

As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recognized restructuring and special non- recurring charges of $433.6 million in the second fiscal quarter of 2001, with a subsequent increase of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002, as outlined below (in millions):

	Accrued Restructuring Charges	Other Special Non-recurring Charges	Total Special Charges through June 30, 2001	Adjustments Recorded July 1, 2001 to Dec. 31, 2001	Adjustments Recorded Jan. 1, 2002 to Dec. 31, 2002	Total Special Charges through Dec. 31, 2002
Workforce reduction and other personnel costs	$13.5	$4.1	$17.6	$0.3	$0.1	$18.0
Consolidation of excess facilities	38.2	13.5	51.7	0.5	(0.1)	52.1
Discontinuance of non-core products and programs	13.8	6.4	20.2	(0.8)	(1.3)	18.1
Impairment of goodwill, purchased product rights and other purchased assets	—	327.0	327.0	—	—	327.0
Write-down of long-term strategic investments	—	6.1	6.1	4.7	—	10.8
Bad debt write-offs and additional provisions to the allowance for doubtful accounts	—	11.0	11.0	(3.3)	—	7.7

Total	$65.5	$368.1	$433.6	$1.4	$(1.3)	$433.7

An adjustment to reduce the accrued restructuring charges by $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. As of June 2002, we had initiated all actions required by the restructuring plan. In addition, we recorded a $0.2 million adjustment in the second quarter of 2002 to reflect a reduction in the accruals for special non-recurring charges, related to the discontinuance of non-core products and programs due to savings realized in completing contractual obligations offset by increased legal and other costs incurred to realize these savings. No further adjustments were required in 2002. The following paragraphs provide information relating to the restructuring programs that resulted in the total special charges listed above.

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

Summary of Accrued Restructuring Charges

The following table is a summary of the accrued restructuring charges as at December 31, 2002 and 2001 (in millions):

	December 31, 2002
	Total Charges Accrued at Beginning of Year	2002 Cash Payments	2002 Adjustments	Accrued Restructuring Charges at End of Year
Workforce reduction and other personnel costs	$2.3	$2.3	$0.1	$0.1
Consolidation of excess facilities	34.6	4.6	(0.1)	29.9
Discontinuance of non-core products and programs	10.1	5.8	(1.1)	3.2

Total	$47.0	$12.7	$(1.1)	$33.2

	December 31, 2001
	Total Charges Accrued at June 30, 2001	2001 Cash Payments	2001 Adjustments	Accrued Restructuring Charges at End of Year
Workforce reduction and other personnel costs	$13.5	$11.1	$(0.1)	$2.3
Consolidation of excess facilities	38.2	4.6	1.0	34.6
Discontinuance of non-core products and programs	13.8	2.8	(0.9)	10.1

Total	$65.5	$18.5	$—	$47.0

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

Revenues from the enCommerce products and services are estimated to have contributed approximately 20% to 25% of total revenues in 2002 and 2001, but are estimated to have generated operating losses since acquisition. The results of operations related to the r3 acquisition were not significant.

Write-down of Long-term Strategic Investments

We assess the recoverability of the carrying value of our strategic investments on a regular basis. Factors that we consider important that could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model, and changes in overall market conditions. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001 and $1.2 million in 2002. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. These investments are reviewed each period for possible impairment, and therefore, further adjustments may be required in the future.

Bad Debt Write-offs and Additional Provisions to the Allowance for Doubtful Accounts

Due to the changes in the economic environment and the impact of the restructuring program, particularly the curtailment of certain products and presence in certain geographies, we recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $7.7 million in 2001, which was recorded primarily in sales and marketing expenses. No additional provisions to the allowance for doubtful accounts were recorded in 2002.

Interest Income

Interest income decreased to $3.1 million in 2002 from $8.3 million in 2001 and $13.8 million in 2000, representing 3%, 7% and 9% of total revenues in the respective years. The decrease in investment income for 2002 and 2001, compared to the preceding year, reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets and long-term strategic investments. In addition, the decrease was due to the lower interest rates that have been available in 2002 and 2001, compared to the preceding years.

Loss from Equity Investment

We recorded $602,000 of losses related to our investment in Entrust Japan in 2002, which is accounted for under the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for 2002, based on an approximate 7% and 39% ownership interest in the voting capital of Entrust Japan in the first and remaining quarters of 2002, respectively. We have included our share of post-acquisition losses of Entrust Japan on the step-by-step acquisition method in our consolidated losses for 2002, and accordingly, have included our share of Entrust Japan’s first quarter operating losses, in addition to our share of their second, third and fourth quarter losses, in our 2002 operating results. In addition, we have made a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership prior to the increased investment, to the extent of our previous investment of $393,000.

Provision for Income Taxes

We recorded an income tax provision of $1.4 million in 2002, compared to $1.8 million in 2001 and $2.3 million in 2000. These provisions represent primarily the taxes payable in certain foreign jurisdictions. We account for income taxes in accordance with SFAS No. 109. The effective income tax rates differed from statutory rates primarily due to the non-deductibility of in-process research and development, amortization and impairment of goodwill, purchased product rights and other purchased intangible assets, as well as an adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

Under our restructuring program in 2001, as discussed earlier, the levels of operating expenses decreased and the net loss decreased in the third and fourth quarters of 2001 and throughout 2002.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the two-year period ended December 31, 2002, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$10,559	$12,554	$12,288	$12,626	$12,089	$11,905	$8,548	$9,710
Services and maintenance	20,946	17,462	15,732	15,798	15,434	14,601	15,460	15,000

Total revenues	31,505	30,016	28,020	28,424	27,523	26,506	24,008	24,710

Cost of revenues:
License	901	1,207	1,247	1,160	942	1,023	803	906
Services and maintenance	13,346	11,312	9,710	9,272	8,494	8,551	8,177	8,458

Total cost of revenues	14,247	12,519	10,957	10,432	9,436	9,574	8,980	9,364

Gross profit	17,258	17,497	17,063	17,992	18,087	16,932	15,028	15,346

Operating expenses:
Sales and marketing	26,580	38,219	13,971	8,669	12,145	10,732	11,043	10,208
Research and development	9,487	8,345	6,527	6,533	6,033	6,476	5,827	5,815
General and administrative	4,687	9,363	3,313	3,146	3,506	3,893	3,525	3,916
Amortization of purchased product rights	1,377	1,377	284	284	284	284	284	284
Amortization of goodwill and other purchased intangibles	28,900	28,900	2,171	2,171	—	—	—	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	326,953	—	—	—	—	—	—
Restructuring charges and adjustments	—	65,511	—	—	—	(1,079)	—	—
Write-down of leaseholds and other long-lived assets	—	13,519	—	—	—	—	—	—

Total operating expenses	71,031	492,187	26,266	20,803	21,968	20,306	20,679	20,223

Loss from operations	(53,773)	(474,690)	(9,203)	(2,811)	(3,881)	(3,374)	(5,651)	(4,877)

Other income (expense):
Interest income	3,244	2,399	1,511	1,176	1,152	608	850	664
Loss from equity investment	—	—	—	—	—	(370)	(135)	(97)
Realized gain (loss) on investments	—	—	1,103	—	(220)	—	—	—
Write-down of long-term strategic investments	—	(6,100)	(1,406)	(3,294)	—	(1,238)	—	—

Total other income (expense)	3,244	(3,701)	1,208	(2,118)	932	(1,000)	715	567

Loss before income taxes	(50,529)	(478,391)	(7,995)	(4,929)	(2,949)	(4,374)	(4,936)	(4,310)
Provision for income taxes	(350)	(396)	(303)	(779)	(395)	(400)	(276)	(279)

Net loss	$(50,879)	$(478,787)	$(8,298)	$(5,708)	$(3,344)	$(4,774)	$(5,212)	$(4,589)

Net loss per share:
Basic	$(0.81)	$(7.58)	$(0.13)	$(0.09)	$(0.05)	$(0.07)	$(0.08)	$(0.07)

Diluted	$(0.81)	$(7.58)	$(0.13)	$(0.09)	$(0.05)	$(0.07)	$(0.08)	$(0.07)

Shares used in per share Computation:
Basic	62,911	63,205	63,491	64,036	64,762	65,102	65,115	64,805

Diluted	62,911	63,205	63,491	64,036	64,762	65,102	65,115	64,805

	Quarter Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Statement of Operations Data:
Revenues:
License	33.5%	41.8%	43.9%	44.4%	43.9%	44.9%	35.6%	39.3%
Services and maintenance	66.5	58.2	56.1	55.6	56.1	55.1	64.4	60.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
License	2.8	4.0	4.4	4.1	3.4	3.8	3.3	3.7
Services and maintenance	42.4	37.7	34.7	32.6	30.9	32.3	34.1	34.2

Total cost of revenues	45.2	41.7	39.1	36.7	34.3	36.1	37.4	37.9

Gross profit	54.8	58.3	60.9	63.3	65.7	63.9	62.6	62.1

Operating expenses:
Sales and marketing	84.4	127.3	49.9	30.5	44.1	40.5	46.0	41.3
Research and development	30.1	27.8	23.3	23.0	21.9	24.4	24.2	23.5
General and administrative	14.9	31.2	11.8	11.1	12.8	14.7	14.7	15.8
Amortization of purchased product rights	4.4	4.6	1.0	1.0	1.0	1.1	1.2	1.2
Amortization of goodwill and other purchased intangibles	91.7	96.3	7.7	7.6	—	—	—	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	1,089.3	—	—	—	—	—	—
Restructuring charges and adjustments	—	218.3	—	—	—	(4.1)	—	—
Write-down of leaseholds and other long-lived assets	—	45.0	—	—	—	—	—	—

Total operating expenses	225.5	1,639.8	93.7	73.2	79.8	76.6	86.1	81.8

Loss from operations	(170.7)	(1,581.5)	(32.8)	(9.9)	(14.1)	(12.7)	(23.5)	(19.7)

Other income (expense):
Interest income	10.3	8.0	5.4	4.1	4.2	2.3	3.5	2.7
Loss from equity investment	—	—	—	—	—	(1.4)	(0.6)	(0.4)
Realized gain (loss) on investments	—	—	3.9	—	(0.8)	—	—	—
Write-down of long-term strategic investments	—	(20.3)	(5.0)	(11.6)	—	(4.7)	—	—

Total other income (expense)	10.3	(12.3)	4.3	(7.5)	3.4	(3.8)	2.9	2.3

Loss before income taxes	(160.4)	(1,593.8)	(28.5)	(17.4)	(10.7)	(16.5)	(20.6)	(17.4)
Provision for income taxes	(1.1)	(1.3)	(1.1)	(2.7)	(1.4)	(1.5)	(1.1)	(1.2)

Net loss	(161.5)%	(1,595.1)%	(29.6)%	(20.1)%	(12.1)%	(18.0)%	(21.7)%	(18.6)%

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $27.4 million from operating activities during 2002. This cash outflow was primarily a result of a net loss before non-cash charges of $7.5 million, a decrease in accounts payable and accrued liabilities of $6.8 million, a decrease in accrued restructuring charges of $13.8 million, and a decrease in deferred revenue of $1.4 million, partially offset by cash inflows resulting from a decrease in accounts receivable of $1.4 million. Our average days sales outstanding at December 31, 2002 was 81 days, which represents an increase from the 75 days that we reported at December 31, 2001. The overall increase in days sales outstanding from December 31, 2001 was mainly due to the decrease in allowance for doubtful accounts from the previous year and a slightly worse linearity of revenues during the last quarter of 2002. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During 2002, we generated $14.4 million of cash in investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $17.9 million (net of $310.6 million of marketable investment purchases). This was partially offset by $2.0 million invested in property and equipment primarily for computer hardware, furniture and leasehold improvements required to complete the fit-up of our new Addison, Texas facility, $1.0 million invested in Entrust Japan and $0.6 million invested in other long-term assets.

We used cash of $0.3 million for financing activities in 2002 primarily for the repurchase of our Common stock, offset by cash provided by the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

For disclosure regarding our contractual obligations and commercial commitments, please see notes 10 and 15 to our consolidated financial statements for the year ended December 31, 2002 contained elsewhere in this Annual Report on Form 10-K. There were no new significant contractual obligations or commitments incurred in 2002. For information on related-party transactions, please see note 14 to our consolidated financial statements.

As of December 31, 2002, our cash, cash equivalents and marketable investments in the amount of $131.4 million provided our principal sources of liquidity. Overall, we used $31.1 million from our cash, cash equivalents and marketable investments in 2002. Although we are targeting operating breakeven, based on top line revenue growth while maintaining the current operating expense structure, we estimate that we will continue to use cash throughout our fiscal 2003 to fund operating losses and to satisfy the obligations accrued for under our restructuring program. However, if revenue improvements do not materialize, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7,000,000 shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our board of directors, in open market, negotiated and block transactions. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. During 2002, we repurchased 785,000 shares of Common stock for an aggregate purchase price of $2.2 million. While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

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

Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 2002, 2001 and 2000, our three largest customers accounted for 18%, 18% and 12% of revenues, respectively.

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

The extended government vertical (Governments, including Healthcare) accounted for 49% of our software revenue in 2002. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

The outbreak of war, significant threat of war, or a terrorist act could adversely affect our business.

Historically, the outbreak of war has had an adverse affect upon the economy. In the event of war or significant terrorist act, any of the following may occur:

•	government spending could be reprioritized to wartime activities. The extended government vertical (Governments, including Healthcare) accounted for 49% of our software revenue in 2002;

•	global enterprise spending budgets could be cut or delayed resulting in lower demand for our products; or

•	widespread and unprecedented acts of cyber-terrorism could cause disruption of communications and technology infrastructures, which could impact our customers of products and could have unforeseen economic impacts.

A decline or delay in economic spending due to the outbreak of war, significant threat of war or a terrorist act could reduce demand for our products, materially adversely affecting our revenues and results of operations.

If the enterprise information technology budgets and the digital identity security market do not continue to grow, demand for our products and services will be adversely affected.

The market for digital identity security solutions is at an early stage of development. Continued growth of the digital identity security market will depend, in large part, on the following:

•	the continued expansion of Internet usage and the number of organizations adopting or expanding intranets and extranets;

•	the rate of adoption of Internet-based business applications such as Web Services;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public recognition of the potential threat posed by computer hackers and other unauthorized users; and

•	the continued development of new and improved services for implementation across the Internet, intranets and extranets.

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

We target our products at the rapidly evolving market for digital identity security solutions. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed bases and significantly greater financial, technical, marketing and sales resources than we do. As a result, they may be able to react more quickly to emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. In addition, certain of our current competitors in particular segments of the security marketplace may in the future broaden or enhance their offerings to provide a more comprehensive solution competing more fully with our functionality.

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

The emerging market for digital identity security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. To be competitive, we have to continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, and be first to market with new products and services or enhancements to existing products and services. Our failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse effect on our business, financial condition and results of operations.

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

We enter into complex contractual agreements with our customers, suppliers and partners. Some of these contracts contain clauses, which if not properly monitored and administered may be breached, and result in damages. These damages could have a material adverse effect on our business, financial condition and results of operations.

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

Nortel Networks’ ownership of approximately 15% of our voting stock could have the effect of impeding a change of control, and the sale of shares of Entrust Common stock held by Nortel Networks could negatively impact our share price.

As of December 31, 2002, Nortel Networks Limited, through its subsidiary, Nortel Networks Inc., beneficially owned approximately 15% of our outstanding voting stock. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Associated with Interest Rates

Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk, whereby a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases. We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. We also restrict the investments to primarily securities with short-term maturities, such that, at December 31, 2002, the majority of our marketable investments had maturities of less than twelve months from that date. As a result, we believe that our exposure to market risk related to interest rates is minimal.

The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 2001 and 2002, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	December 31, 2001				December 31, 2002
	Maturity				Maturity
	Within 3 Months	3-6 Months	6-12 Months	>12 Months	Within 3 Months	3-6 Months	6-12 Months	>12 Months
	(in thousands)
Investments classified as cash and cash equivalents	$31,388	$—	$—	$—	$23,124	$—	$—	$—
Investments classified as held to maturity marketable investments	31,476	45,486	29,826	9,038	31,144	26,893	27,943	13,423

Total amortized cost	$62,864	$45,486	$29,826	$9,038	$54,268	$26,893	$27,943	$13,423

Fair Value	$63,243	$45,489	$29,917	$9,009	$54,295	$26,921	$28,069	$13,506

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, and the European Union. However, this exposure is not considered to be material due to the fact that the United Kingdom and European operations are not significant, and the Canadian operations are naturally hedged against exchange rate fluctuations since both revenues and expenses are denominated in Canadian dollars. Therefore, an unfavorable change in the exchange rate for the Canadian subsidiary would result in lower revenues when translated into U.S. dollars, but the expenses would be lowered in a corresponding fashion.

As a result, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. To date, we have recorded losses of $12.0 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments. We recorded $1.2 million of these impairments in 2002.

On April 12, 2002, we increased our investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524,000, and by exchanging cash of approximately $957,000, Entrust software product valued at approximately $0.4 million and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. Our increased investment followed additional investments made by Toyota and SECOM in the fourth quarter of 2001. We believe that because of our additional investment, as of the second quarter of 2002, we have the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, in the second quarter of 2002, we began accounting for this investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years of $393,000, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of their voting stock, to the extent of our previous investment. In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602,000 in our consolidated losses for 2002. These losses are attributable to our pro rata share of Entrust Japan’s losses in 2002, while we had an equity ownership of approximately 39% of their voting stock. During 2002, Entrust Japan exceeded the performance targets established at the date of increased investment. However, due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1.3 million equity investment in Entrust Japan at December 31, 2002 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of December 31, 2002, we believe that there had not been an impairment of our investment in Entrust Japan. However, there are risks associated with joint venture investments, including: failure to agree on budgets, market plans, staffing decisions and changes in strategic direction by one of the partners. If any one of these risks occurred, the value of our investment could be adversely affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the report of Deloitte & Touche, LLP, independent auditors, are set forth in the Index to Consolidated Financial Statements at Item 14 and incorporated herein by this reference.

Our “Quarterly Results of Operations” set forth in Item 7 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    Executive Officers and Directors.    The information in the section entitled “Executive Officers and Directors of the Registrant” in Part I hereof is incorporated herein by reference.

(b)    Directors.    The information in the section entitled “Directors and Nominees for Director” in the Proxy Statement is incorporated herein by reference.

The disclosure required by Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the sections entitled “Compensation of Executive Officers,” “Non-Employee Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the sections entitled “Employment, Non-Competition, Retention and Separation Agreements” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of Entrust, Inc. are filed as part of this Form 10-K on the pages indicated:

2.	Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed on the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K

On October 2, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K dated September 30, 2002 to report under Item 5 (Other Events) that, on September 30, 2002, the U.S. District Court for the Eastern District of Texas issued an order dismissing a class action lawsuit pending against us.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

ENTRUST, INC. (Registrant)

By:	/s/ F. WILLIAM CONNER
F. William Conner President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2003.

Signature	Title

/s/ F. WILLIAM CONNER F. William Conner	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ DAVID L. THOMPSON David L. Thompson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GENERAL WESLEY K. CLARK General Wesley K. Clark	Director

/s/ BUTLER C. DERRICK, JR. Butler C. Derrick, Jr.	Director

/s/ TERRELL B. JONES Terrell B. Jones	Director

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director

/s/ DOUGLAS SCHLOSS Douglas Schloss	Director

/s/ LIENER TEMERLIN Liener Temerlin	Director

/s/ EDWARD O. VETTER Edward O. Vetter	Director

CERTIFICATIONS

I, F. William Conner, certify that:

1.	I have reviewed this annual report on Form 10-K of Entrust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 14, 2003	/s/ F. WILLIAM CONNER
F. William Conner President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

CERTIFICATIONS

I, David L. Thompson, certify that:

1.	I have reviewed this annual report on Form 10-K of Entrust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 14, 2003	/s/ DAVID L. THOMPSON
David L. Thompson Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

To the Directors and Shareholders of Entrust, Inc.:

We have audited the consolidated balance sheets of Entrust, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entrust, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other purchased intangibles, as of January 1, 2002, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2003

ENTRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$45,267	$32,043
Short-term marketable investments	108,288	85,980
Accounts receivable (net of allowance for doubtful accounts of $3,909 in 2001 and $2,976 in 2002)	23,732	22,323
Other receivables	1,720	1,050
Prepaid expenses	3,482	3,450

Total current assets	182,489	144,846
Long-term marketable investments	9,038	13,423
Property and equipment, net	17,390	12,795
Purchased product rights, net	2,838	1,702
Goodwill and other purchased intangibles, net	11,186	11,186
Long-term equity investment	—	1,264
Long-term strategic investments	4,683	2,858
Other long-term assets, net	1,421	1,497

Total assets	$229,045	$189,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,815	$11,226
Accrued liabilities	15,121	10,540
Accrued restructuring charges	46,988	33,166
Deferred revenue	17,553	16,547

Total current liabilities	93,477	71,479
Long-term liabilities	116	227

Total liabilities	93,593	71,706

Shareholders’ equity:
Common stock, par value $0.01 per share; 64,432,052 and 64,491,634 issued and outstanding shares at December 31, 2001 and 2002, respectively	645	645
Additional paid-in capital	781,879	781,842
Unearned compensation	(100)	(39)
Accumulated deficit	(645,583)	(663,502)
Accumulated other comprehensive loss	(1,389)	(1,081)

Total shareholders’ equity	135,452	117,865

Total liabilities and shareholders’ equity	$229,045	$189,571

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
License	$93,112	$48,027	$42,252
Services and maintenance	55,265	69,938	60,495

Total revenues	148,377	117,965	102,747

Cost of revenues:
License	4,418	4,515	3,674
Services and maintenance	32,418	43,640	33,680

Total cost of revenues	36,836	48,155	37,354

Gross profit	111,541	69,810	65,393

Operating expenses:
Sales and marketing	73,248	87,439	44,128
Research and development	27,625	30,892	24,151
General and administrative	12,083	20,509	14,840
Acquired in-process research and development	29,614	—	—
Amortization of purchased product rights	2,751	3,322	1,136
Amortization of goodwill and other purchased intangibles	59,952	62,142	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	326,953	—
Restructuring charges and adjustments	—	65,511	(1,079)
Write-down of leaseholds and other long-lived assets	—	13,519	—

Total operating expenses	205,273	610,287	83,176

Loss from operations	(93,732)	(540,477)	(17,783)

Other income (expense):
Interest income	13,809	8,330	3,274
Loss from equity investment	—	—	(602)
Realized gain (loss) on investments	—	1,103	(220)
Write-down of long-term strategic investments	—	(10,800)	(1,238)

Total other income (expense)	13,809	(1,367)	1,214

Loss before income taxes	(79,923)	(541,844)	(16,569)
Provision for income taxes	(2,337)	(1,828)	(1,350)

Net loss	$(82,260)	$(543,672)	$(17,919)

Net loss per share:
Basic	$(1.44)	$(8.57)	$(0.28)
Diluted	$(1.44)	$(8.57)	$(0.28)
Weighted average common shares used in per share computations:
Basic	57,003,479	63,410,786	64,946,246
Diluted	57,003,479	63,410,786	64,946,246

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2000, 2001 and 2002

(in thousands, except share data)

	Common Stock		Special Voting Stock		Additional Paid-In Capital	Unearned Compen- sation	Accum- ulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999, as originally reported	45,203,448	$452	5,157,289	$52	$122,883	$(439)	$(19,258)	$(535)		$103,155
Retroactive recognition of Entrust Japan losses under the equity method	—	—	—	—	—	—	(393)	—		(393)

Balances at December 31, 1999, as adjusted	45,203,448	452	5,157,289	52	122,883	(439)	(19,651)	(535)		102,762
Unearned compensation related to non-employee stock options granted	—	—	—	—	101	(101)	—	—		—
Unearned compensation amortized	—	—	—	—	—	224	—	—		224
Special voting shares exchanged	5,157,289	52	(5,157,289)	(52)	—	—	—	—		—
Common shares issued:
Cash	2,074,260	21	—	—	162,622	—	—	—		162,643
Acquisitions, including options and warrants	8,548,177	85	—	—	482,187	—	—	—		482,272
Stock option exercises	1,701,659	17	—	—	6,320	—	—	—		6,337
Employee Stock Purchase Plan	68,905	1	—	—	1,705	—	—	—		1,706
Common shares issuance costs	—	—	—	—	(1,130)	—	—	—		(1,130)
Tax equivalent related to non-qualified option exercises	—	—	—	—	916	—	—	—		916
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(82,260)	—	$(82,260)	(82,260)
Unrealized loss on investments	—	—	—	—	—	—	—	(1,457)	(1,457)	(1,457)
Unrealized gain on gross-up receivable related to investments	—	—	—	—	—	—	—	1,457	1,457	1,457
Translation adjustment	—	—	—	—	—	—	—	201	201	201

Total comprehensive loss									$(82,059)

Balances at December 31, 2000	62,753,738	628	—	—	775,604	(316)	(101,911)	(334)		673,671
Unearned compensation related to non-employee stock options granted	—	—	—	—	6	(6)	—	—		—
Unearned compensation amortized	—	—	—	—	—	222	—	—		222
Warrants and options issued to non-employees for services rendered	—	—	—	—	1,092	—	—	—		1,092
Common shares issued:
Stock option exercises	1,422,735	14	—	—	3,070	—	—	—		3,084
Employee Stock Purchase Plan	255,579	3	—	—	2,107	—	—	—		2,110
Comprehensive loss:
Net loss	—	—	—	—	—	—	(543,672)	—	$(543,672)	(543,672)
Unrealized loss on investments, net of reclassification adjustment	—	—	—	—	—	—	—	(220)	(220)	(220)
Translation adjustment	—	—	—	—	—	—	—	(835)	(835)	(835)

Total comprehensive loss									$(544,727)

Balances at December 31, 2001	64,432,052	645	—	—	781,879	(100)	(645,583)	(1,389)		135,452
Unearned compensation related to non-employee stock options granted	—	—	—	—	18	(18)	—	—		—
Unearned compensation amortized	—	—	—	—	—	79	—	—		79
Common shares issued:
Stock option exercises	541,320	5	—	—	1,145	—	—	—		1,150
Employee Stock Purchase Plan	290,657	3	—	—	935	—	—	—		938
Executive Stock Option Exchange and special recognition	18,470	—	—	—	103	—	—	—		103
Common shares repurchased and retired	(790,865)	(8)	—	—	(2,238)	—	—	—		(2,246)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(17,919)	—	$(17,919)	(17,919)
Change in unrealized loss on investments, net of reclassification adjustment	—	—	—	—	—	—	—	220	220	220
Translation adjustment	—	—	—	—	—	—	—	88	88	88

Total comprehensive loss									$(17,611)

Balances at December 31, 2002	64,491,634	$645	—	$—	$781,842	$(39)	$(663,502)	$(1,081)		$117,865

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Operating activities:
Net loss	$(82,260)	$(543,672)	$(17,919)
Non-cash items in loss:
Depreciation and amortization	67,026	73,431	8,266
Tax equivalent related to non-qualified option exercises	916	—	—
Unearned compensation amortized	224	222	79
Acquired in-process research and development	29,614	—	—
Revenue from non-monetary transaction	(2,988)	(734)	—
Loss from equity investment	—	—	602
Loss on disposition of short-term marketable investments	—	261	220
Provision for doubtful accounts	1,688	8,508	—
Impairment of goodwill, purchase product rights and other purchased intangibles	—	326,953	—
Non-cash other special non-recurring charges	—	3,212	—
Gain on disposition of long-term strategic investments	—	(1,584)	—
Write-down of leaseholds and other long-lived assets	—	13,519	—
Write-down of long-term strategic investments	—	10,800	1,238
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(21,740)	13,642	1,408
Decrease (increase) in other receivables	(1,458)	1,736	670
Decrease (increase) in prepaid expenses	(3,788)	1,395	32
Increase (decrease) in accounts payable	5,879	(2,984)	(2,589)
Increase (decrease) in accrued liabilities	8,283	(7,601)	(4,205)
Increase (decrease) in accrued restructuring charges	—	46,988	(13,822)
Increase (decrease) in deferred revenue	5,777	(1,790)	(1,391)
Decrease due to related party	—	(799)	—

Net cash provided by (used in) operating activities	7,173	(58,497)	(27,411)

Investing activities:
Purchases of marketable investments	(346,369)	(202,638)	(310,556)
Dispositions of marketable investments	216,062	288,737	328,479
Purchases of property and equipment	(19,717)	(13,629)	(2,050)
Proceeds on disposition of property and equipment	—	264	—
Increase in long-term equity investment	—	—	(957)
(Increase) decrease in long-term strategic investments	(14,922)	(2,308)	63
Proceeds on disposition of long-term strategic investments	—	4,632	—
Increase in other long-term assets	(1,218)	(1,692)	(562)
Net cash payments in purchase transactions	(7,739)	—	—

Net cash provided by (used in) investing activities	(173,903)	73,366	14,417

Financing activities:
Repayment of long-term liabilities	(75)	(355)	(265)
Repurchase of common stock	—	—	(2,246)
Proceeds from exercise of stock options and employee stock purchase plan	8,043	6,287	2,191
Proceeds from issuance of common stock, net	161,513	—	—

Net cash provided by (used in) financing activities	169,481	5,932	(320)

Effect of exchange rate changes on cash	(387)	225	90

Net change in cash and cash equivalents	2,364	21,026	(13,224)
Cash and cash equivalents at beginning of year	21,877	24,241	45,267

Cash and cash equivalents at end of year	$24,241	$45,267	$32,043

See notes to consolidated financial statements

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

1.    Company Background

Entrust, Inc. (the “Company”) is a leading global provider of software that secures digital identities and information. This software and the associated services enable businesses and governments around the world to securely execute transactions and communicate information over wired and wireless networks, including the Internet. The Company has a broad set of products that provides identification, entitlements, verification, privacy and security management capabilities. Major government agencies, financial institutions and Global 1500 enterprises in more than 40 countries have purchased the Company’s portfolio of award-winning security technologies.

The Company was incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Corporation and its subsidiary Nortel Networks Inc (collectively, “Nortel Networks”). At the close of business on December 31, 1996, Nortel Networks transferred to the Company certain of its assets and liabilities, intellectual property, rights, licenses and contracts. In exchange, Nortel Networks received Series A Common stock, Special Voting stock and cash consideration. At the close of business on December 31, 1996, the Company issued Series B Common stock in a private placement. After the completion of the private placement, Nortel Networks owned approximately 73% of the outstanding shares of the Company’s voting stock assuming conversion of the Series B Common stock and Series B Non-Voting Common stock.

On August 21, 1998, the Company closed its initial public offering, issuing 5,400,000 shares of its Common stock at an initial public offering price of $16 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $79,100.

On February 29, 2000 and March 2, 2000, the Company closed its follow-on offering, which included an over-allotment option closing, issuing an aggregate of 2,074,260 shares of its Common stock at an offering price of $82 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $161,500.

On June 4, 2001, the Company changed its name to Entrust, Inc.

At December 31, 2002, Nortel Networks owned 9,608,259 shares, or approximately 15%, of the Company’s Common stock. Nortel Networks owned 8,330,359 shares of the Company’s Common stock, or 13% as of March 10, 2003.

2.    Significant Accounting Policies

(a)    Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Entrust Limited in Canada, Entrust (Europe) Limited and enCommerce Limited in the U.K., Entrust GmbH in Germany, r3 Security Engineering AG (“r3”) and Entrust Technologies (Switzerland) GmbH in Switzerland, CygnaCom Solutions, Inc. (“CygnaCom”) and enCommerce, Inc. (“enCommerce”) in the U.S., Entrust s.a.r.l. in France, Entrust (China) Limited in Hong Kong, and enCommerce K.K. in Japan. During 2002, the Company acquired the outstanding minority interest in its Canadian subsidiary, which had been insignificant. All significant intercompany transactions and accounts are eliminated in consolidation.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(b)    Translation of Foreign Currencies

The accounts of the Company’s subsidiaries have been translated into U.S. dollars. Assets and liabilities have been translated at the exchange rates in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at average rates for the period. The resulting translation adjustments are included in other comprehensive income as a separate component of shareholders’ equity. Gains and losses from foreign currency transactions are included in the determination of net income and are not material.

The Company does not use derivative financial products for hedging or speculative purposes related to foreign currency. Therefore, the Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, the United Kingdom and the European Union. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Also, management periodically reviews the potential financial impact of this risk and currently believes that the Company is not subject to significant potential losses.

(c)    Revenue Recognition

The Company generates revenues from licensing the rights to its software products to end-users and, to a lesser extent, from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support, or maintenance, performed for customers who license its products. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and related accounting guidance and pronouncements.

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

Consulting and training revenues are generally recognized as the services are performed. Consulting services are typically performed under separate service agreements and are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation and deployment of the Company’s products and do not include significant customization or development of the underlying software code.

The Company uses the percentage-of-completion method to account for fixed price custom development contracts. Under this method, the Company recognizes revenue and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(d)    Cost of Revenues

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

(e)    Research and Development Costs

Research and development costs are expensed as incurred. The Company has defined attainment of technological feasibility as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs eligible for capitalization have been insignificant. To date, the Company has not capitalized any internal software development costs and has capitalized, in limited circumstances, costs of software development by third-party contractors.

(f)    Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are maintained with financial and investment institutions.

(g)    Marketable and Other Investments

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 12 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At December 31, 2001 and 2002, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

In addition, the Company had invested in an equity instrument of a publicly traded technology company during 2000 and 2001. This investment had been classified as available for sale, in current assets, and was carried at fair value based on quoted market prices. This instrument was considered to be short-term in nature as it was management’s intention to dispose of this investment within one year. Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. The Company disposed of this investment during fiscal 2002, at approximately its carrying value.

The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. At December 31, 2002, the Company was not engaged in any such hedges. In 2000, the Company entered into and designated such a hedge on the investment classified as available for sale, in the form of a call option hedge that enabled the Company to receive, from the investee, a combination of cash and additional in-

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

kind equity securities equal to any deficiency between the original cost basis of the equity securities of $3,400 and the aggregate of the market values on the dates that the securities were made available for sale on the applicable public equity market. This option was accounted for as a fair value hedge in accordance with SFAS No. 133. In 2001, the Company exercised the call option and, as a result, received additional common stock of the investee valued then at $1,700.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Company’s financial position or results of operations because the Company’s use of derivatives is limited. In implementing SFAS No. 133, the Company reclassified both the unrealized loss on an investment and the offsetting unrealized gain on a related hedge of $1,457 at January 1, 2001, from accumulated other comprehensive income to results of operations with zero net effect on earnings.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital at December 31, 2002. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. In 2001, the Company recorded impairments totaling $10,800 and a realized gain on disposition of $1,584 related to these investments. In 2002, the Company recorded additional impairments totaling $1,238. These strategic investments had a net remaining carrying value of $4,162 and $2,858 at December 31, 2001 and 2002, respectively.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately 39% of the voting share capital, and is accounted for by the Company using the equity method of accounting for investments in common stock (Note 3).

The Company recorded revenues representing 5%, 1% and 1% of total revenues in 2000, 2001 and 2002, respectively, with respect to arm’s-length transactions with companies in which it has made strategic investments recorded at cost. Also, revenues recorded by the Company from Entrust Japan represented 1%, 3% and 3% of total revenues in 2000, 2001 and 2002, respectively. In 2002, the Company had recorded deferred revenue of $385 as a result of the increased investment in Entrust Japan (Note 3) and, to date, $141 of revenue has been recognized related to this balance.

(h)    Accounts receivable and other current receivables

The Company’s customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 43% of accounts receivable at each of December 31, 2001 and 2002. One customer accounted for 16% of accounts receivable at December 31, 2001, and a single customer accounted for 10% of accounts receivable at December 31, 2002. Accounts receivable at December 31, 2001 also include an accrued unbilled receivable of $3,700 that was not billed until April 2002. There was no similar accrued unbilled receivable at December 31, 2002. The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Company maintains an allowance for potential losses due to credit risk, and believes that the allowance for losses is adequate. The following table summarizes the changes in the allowance for doubtful accounts:

	December 31,
	2000	2001	2002
Allowance for doubtful accounts, beginning of year	$703	$2,932	$3,909
Additional provision:
Doubtful accounts	1,688	8,508	—
Arising from acquisitions	1,278	—	—
Amounts written-off, net of recoveries	(737)	(7,531)	(933)

Allowance for doubtful accounts, end of year	$2,932	$3,909	$2,976

Other current receivables include federal income tax and other tax refunds of $758 and $616 at December 31, 2001 and 2002, respectively, and work-in-process relating to time-and-materials services contracts of $490 at December 31, 2001. There was no balance of work-in-process at December 31, 2002. Other current receivables also include a sub-tenant lease receivable for recoverable operating costs of $301 at December 31, 2002.

(i)    Property and equipment

Property and equipment is stated at cost. Depreciation is calculated generally using the straight-line method over the estimated useful lives of the assets. The expected useful lives of the furniture and fixtures, computer and telecom equipment and software is three to five years and the remaining term of the facility lease for leasehold improvements.

Recoverability of property, equipment and other long-lived assets is periodically reviewed for impairment on the basis of undiscounted cash flows. If the expected cash flows are less than the asset’s carrying value, the asset is written down to its fair value.

(j)    Goodwill, purchased product rights and other purchased intangibles

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company beginning January 1, 2002. Under SFAS No. 142, goodwill and other purchased intangible assets, with balances of $6,436 and $4,750, respectively, at December 31, 2002, with indefinite lives are no longer amortized, but are tested for impairment annually and also in the event of an impairment indicator.

The Company assessed the carrying value of its goodwill and other intangible assets in the first quarter of 2002 to complete its transitional impairment test and determine the effects, if any, of adopting SFAS No. 142. No further impairment (beyond the $326,953 recognized in 2001) was required as a result of that assessment. In addition, no further impairment was required as a result of the annual impairment test under SFAS No. 142 as of December 31, 2002.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company’s net loss, on a pro forma basis, assuming that the cessation of amortization of goodwill and other purchased intangibles as required under SFAS No. 142 had been in effect from January 1, 2000, is as follows:

	Year Ended December 31,
	2000	2001	2002
Reported net loss	$(82,260)	$(543,672)	$(17,919)
SFAS No. 142 adjustment	59,952	62,142	—

Pro forma net loss	$(22,308)	$(481,530)	$(17,919)

Pro forma net loss per share—basic and diluted	$(0.39)	$(7.59)	$(0.28)

Purchased product rights are amortized using the straight-line method over their estimated useful lives of four years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required.

(k)    Other Long-Term Assets

Other long-term assets consist primarily of licenses of technology, used by the Company to provide services, and capitalized localization costs. These costs of $1,142 and $1,067 are amortized on a straight-line basis over three to four years and are stated net of accumulated amortization of $499 and $486 at December 31, 2001 and 2002, respectively. Other long-term assets also include long-term rent deposits of $279 and $430 at December 31, 2001 and 2002, respectively.

(l)    Advertising Expense

Advertising costs are charged to expense as incurred and totaled $3,282, $7,101 and $3,129 in 2000, 2001 and 2002, respectively. These amounts include expenses of $1,311 in 2001 and recoveries of $351 in 2002, relating to special non-recurring charges and adjustments.

(m)    Income Taxes

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

(n)    Stock-Based Compensation

Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

interpretations in accounting for stock-based compensation awards to employees under its stock option plans. Accordingly, compensation expense was recognized for its stock-based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, the Company recorded unearned compensation of $784 for 1998. This amount is being amortized over the vesting period of four years from the date of grant, with $196, $196 and $49 amortized into compensation expense for 2000, 2001 and 2002. For all other options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options. Had compensation costs for the Company’s 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans been determined based on the fair value of the options at the grant date for awards to employees under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been as follows, on a pro forma basis.

	Year Ended December 31,
	2000	2001	2002
Net loss, as reported	$(82,260)	$(543,672)	$(17,919)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95,200)	(49,141)	(24,463)

Pro forma net loss	$(177,460)	$(592,813)	$(42,382)

Net loss per share:
Basic—as reported	$(1.44)	$(8.57)	$(0.28)

Basic—pro forma	$(3.11)	$(9.35)	$(0.65)

Diluted—as reported	$(1.44)	$(8.57)	$(0.28)

Diluted—pro forma	$(3.11)	$(9.35)	$(0.65)

In the pro forma calculations above, the weighted average fair value for stock options granted during 2000, 2001 and 2002 was estimated at $34.43, $8.09 and $4.55 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Year Ended December 31,
	2000	2001	2002
Expected option life, in years	5	5	5
Risk free interest rate	6.11%	4.79%	4.14%
Dividend yield	—	—	—
Volatility	127%	119%	116%

On April 22, 2001, the Company issued a warrant to purchase 258,333 shares of the Company’s Common stock, with an exercise price of $6.87 per share and expiration date of April 22, 2004, to a consultant of the Company. In addition, the Company granted non-employee options to purchase 9,500 shares of Common stock to a consultant for services rendered in 2001, with an exercise price of $8.20 and term of ten years. The fair value of these options and warrants, granted to consultants of the Company, of $1,092 was recorded as an expense in 2001, when they vested. Also, in 2000, 2001 and 2002 the Company granted non-employee options to members

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

of an advisory committee, to purchase 3,000, 1,500 and 5,000 shares of Common stock, respectively, at exercise prices of $44.00, $4.60 and $4.03 per share with a term of 10 years. The Company recorded unearned compensation of $102, $6, and $18 in 2000, 2001 and 2002, respectively, for these non-employees options, which is being amortized over the vesting period of four years from the date of grant. Accordingly, $28, $25 and $30 was amortized into compensation expense for 2000, 2001 and 2002, respectively.

(o)    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and when dilutive, potential Common stock outstanding from exchangeable Special Voting stock on an as-if exchanged basis, and options to purchase Common stock using the treasury stock method. The exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

(p)    Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Marketable investments consist of publicly traded debt and equity securities. The amortized cost basis of publicly traded debt securities classified as held to maturity approximates fair value due to the nature of these instruments, which generally have short-term maturities. Marketable investments classified as available for sale are recorded at market value based on specific identification.

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

(q)    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

(r)    Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

(s)    Reclassifications

Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2002 presentation.

3.    Equity Investment in Entrust Japan Co., Ltd. (“Entrust Japan”)

On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524, and by exchanging cash of approximately $957, Entrust software product valued at $385 and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. The Company’s increased investment follows additional investments made by Toyota and SECOM in the fourth quarter of 2001. The Company has concluded that because of the additional investment, as of the second quarter of 2002, it has the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, beginning in the same period of 2002, it has accounted for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, as required by this accounting guidance, the Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $602, on the step-by-step acquisition method in its consolidated losses for the year ended December 31, 2002. In addition, the Company has made a retroactive adjustment to consolidated accumulated deficit to record its share of the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership prior to the increased investment, to the extent of the Company’s previous investment of $393. The balance sheet at December 31, 2001 has been restated to reflect this retroactive adjustment. Prior year’s comparative results have not been impacted due to the fact that this retroactive adjustment would only affect the results of periods prior to those shown here.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company’s facility in Santa Clara, California. These costs are payable contractually over the remaining term of the Santa Clara facility lease, which runs through to 2011, reduced by estimated sublease recoveries. The Company continues to evaluate ongoing possibilities to settle this obligation in the most cost-effective manner and, therefore, it has been classified as current in nature. The discontinuance of non-core products and programs was primarily related to the discontinuance of certain of the Company’s business program initiatives and certain applications that had not achieved their growth and profitability objectives. In addition, the Company withdrew from certain committed marketing events and programs. The cash outflow related to the majority of these discontinued products and programs was substantially completed by the end of the second quarter of 2002, while estimated remaining marketing and distribution agreement obligations related to certain discontinued products of $2,750 are payable contractually through 2004. An adjustment to decrease the accrual for restructuring charges and to credit operations under “Restructuring charges and adjustments” of $1,079 was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. In addition, an adjustment of $251 was made in the same quarter to reduce other accruals for related special non-recurring charges and credit operating expenses to reflect savings realized. As of June 2002, the Company had initiated all actions required by the restructuring plan.

(a)    Summary of Accrued Restructuring Charges

The following table is a summary of the accrued restructuring charges as at December 31, 2001 and 2002, including adjustments made during the second quarter of 2002 (table in millions):

	December 31, 2002
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
Workforce reduction and other personnel costs	$2.3	$2.3	$0.1	$0.1
Consolidation of excess facilities	34.6	4.6	(0.1)	29.9
Discontinuance of non-core products and programs	10.1	5.8	(1.1)	3.2

Total	$47.0	$12.7	$(1.1)	$33.2

	December 31, 2001
	Accrued Restructuring Charges at June 30, 2001	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
Workforce reduction and other personnel costs	$13.5	$11.1	$(0.1)	$2.3
Consolidation of excess facilities	38.2	4.6	1.0	34.6
Discontinuance of non-core products and programs	13.8	2.8	(0.9)	10.1

Total	$65.5	$18.5	$—	$47.0

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(b)    Summary of Charges in 2001

As a result of the restructuring program in 2001 and the impact of the macroeconomic conditions on the Company and its global base of customers, the Company recognized restructuring and special non-recurring charges totaling of $433,600 in the second fiscal quarter of 2001, with subsequent adjustments in the third and fourth quarter of 2001 of $1,400, as outlined below (table in millions):

	Accrued Restructuring Charges	Other Special Non-recurring Charges	Total Special Charges through June 30, 2001	Adjustments Recorded July 1, 2001 to Dec. 31, 2001	Total Special Charges through Dec. 31, 2001
Workforce reduction and other personnel costs	$13.5	$4.1	$17.6	$0.3	$17.9
Consolidation of excess facilities	38.2	13.5	51.7	0.5	52.2
Discontinuance of non-core products and programs	13.8	6.4	20.2	(0.8)	19.4
Impairment of goodwill, purchased product rights and other purchased intangible assets	—	327.0	327.0	—	327.0
Write-down of long-term strategic investments	—	6.1	6.1	4.7	10.8
Bad debt write-offs and additional provisions to the allowance for doubtful accounts	—	11.0	11.0	(3.3)	7.7

Total	$65.5	$368.1	$433.6	$1.4	$435.0

The following paragraphs provide information relating to the restructuring programs that resulted in the total special charges listed above, which were recognized in 2001.

(c)    Workforce Reduction and Other Personnel Costs

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

(d)    Consolidation of Excess Facilities

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

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

(e)    Discontinuance of Non-Core Products and Programs

In support of the restructuring objective to reduce costs and focus the Company on core technologies, the Company discontinued several non-core products and programs. The discontinued products and programs, totaling $12,900, are primarily related to the Company’s services business initiatives and to certain desktop applications for which the Company has not achieved the growth and profitability targets in line with its core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which are being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items is expected to be substantially incurred by the end of the first quarter of fiscal 2002. Accrued estimated minimum royalty obligations related to certain discontinued products of $4,200 are payable contractually through 2004.

The discontinuance of products and programs, and expenses related to rebranding of the Company and its products, resulted in $6,500 of special non-recurring charges, which was primarily recorded in sales and marketing expenses.

(f)    Impairment of Goodwill, Purchased Product Rights and Other Intangible Purchased Assets

Due to the decline in the Company’s market capitalization, the decline in current overall business conditions within its target market segments and the restructuring program, the Company completed an assessment of the recoverability of goodwill on its balance sheet, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r3 acquisitions will not be recovered through the estimated undiscounted future cash flows. The Company then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r3 acquisition. The result of this analysis is a charge of $327,000 related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition account for $325,400 of the impairment. This acquisition failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess™ product that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1,600 of goodwill impairment is the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

Revenues from the enCommerce products and services are estimated to have contributed approximately 20% to 25% of total revenues of the Company in 2001, but are estimated to have generated operating losses since acquisition. The results of operations related to the r3 acquisition were not significant.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(g)    Write-Down of Long-Term Strategic Investments

The Company assesses the recoverability of the carrying value of its strategic investments on a regular basis. Factors that the Company considers important that could trigger impairment include, but are not limited to, the likelihood that the company in which the Company invested would have insufficient cash flows to operate for the next twelve months, significant changes in such company’s operating performance or business model, and changes in overall market conditions. The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $10,800 in 2001. The Company also recorded a gain on the disposition of a long-term strategic investment of $1,584 in 2001.

(h)    Bad Debt Write-Offs and Additional Provisions to the Allowance for Doubtful Accounts

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

5.    Acquisitions and Related Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”, which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. We adopted SFAS No. 142 as of January 1, 2002. This adoption has affected the amortization of intangibles attributable to the past acquisitions discussed in the following paragraphs.

On June 26, 2000, the Company completed the acquisition of all of the outstanding capital stock, options and warrants of enCommerce, a global portal infrastructure company, based in Santa Clara, California, that provides software and services designed to manage electronic business relationships, in exchange for an aggregate of 8,548,177 shares of the Company’s Common stock and options and warrants to purchase 1,701,823 shares of Common stock, with an aggregate fair value of $482,272. The Company also incurred approximately $23,246 in acquisition-related costs. The enCommerce acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $505,518 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remaining $449,640 allocated to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an independent appraisal was done of the intangible assets, resulting in $29,614 of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in June 2000. Amortization of $54,445 and $56,151 was recorded in 2000 and 2001, respectively, related to goodwill and other purchased intangible assets arising from this acquisition. No amortization of these assets has been recorded in 2002, due to the adoption of SFAS No. 142. The Company also recorded amortization expense of $2,751, $3,322 and $1,136 for purchased products rights in 2000, 2001 and 2002, respectively. In addition, the Company recorded an impairment of $325,379 related to the goodwill, purchased product rights and other purchased intangibles from this acquisition in 2001.

On March 14, 2000, the Company completed the acquisition of all of the outstanding stock of CygnaCom, a Virginia corporation, that delivers information technology products and services, with expertise in public key infrastructure, cryptographic technologies, security engineering and systems integration and development. All of

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

the outstanding common shares of CygnaCom were exchanged, in the aggregate, for a purchase price of $16,000 in cash and $555 in assumed net liabilities and acquisition expenses. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the fair value of the assets and liabilities acquired, with the remainder allocated to goodwill. Goodwill of $16,555 was recorded as a result of this acquisition and, accordingly, $4,600 and $5,520 of goodwill amortization has been recorded in 2000 and 2001, respectively. No goodwill amortization was in 2002, due to the adoption of SFAS No. 142.

The results of operations of the businesses acquired in 2000 have been included in the Company’s financial statements commencing from the respective effective acquisition dates for accounting purposes. The following unaudited pro forma data summarize the combined results of operations of Entrust, CygnaCom and enCommerce for the year ended December 31, 2000, as if the acquisitions had taken place as of the beginning of that period and, accordingly, excludes the $29,614 write-off of in-process research and development, a non-recurring charge directly attributable to the acquisition of enCommerce and includes a full period’s amortization of goodwill and other purchased intangibles. Also, the per share data includes the Common shares of the Company issued in connection with the acquisition of enCommerce, but excludes options and warrants issued as their effect is antidilutive.

Pro forma Year Ended December 31, 2000

Revenues	$159,975

Net loss	$(124,596)

Net loss per basic and diluted share	$(2.03)

In addition, on June 8, 1998, the Company acquired r3, a company based in Zurich, Switzerland, which was accounted for under the purchase method of accounting. The Company recorded goodwill of $4,016 as a result of this acquisition and, accordingly, has recorded $907 and $470 of amortization with respect to the goodwill in 2000 and 2001, respectively. In addition, the Company recorded an impairment of $1,574 to the goodwill related to this acquisition in 2001. No amortization of this asset has been recorded in 2002, as the goodwill was fully impaired in 2001.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The primary components of acquisition-related intangible assets, including goodwill and purchased product rights, are as follows:

	December 31,
	2001	2002
Goodwill	$365,127	$6,436
Less: accumulated amortization	(56,144)	—
Less: impairment of carrying value	(302,547)	—
Reclassification from other purchased intangibles	—	4,750

Goodwill, net	6,436	11,186

Other purchased intangibles	22,054	4,750
Less: accumulated amortization	(5,994)	—
Less: impairment of carrying value	(11,310)	—
Reclassification to goodwill	—	(4,750)

Other purchased intangibles, net	4,750	—

Total goodwill and other purchased intangibles, net	$11,186	$11,186

Purchased product rights	$19,259	$2,838
Less: accumulated amortization	(3,325)	(1,136)
Less: impairment of carrying value	(13,096)	—

Purchased product rights, net	$2,838	$1,702

In adopting SFAS No. 141 and 142, the Company evaluated the classification of the other purchased intangibles of $4,750, which related primarily to non-contractual customer relationships from the enCommerce acquisition. The Company concluded these intangibles do not meet the new criteria in SFAS No. 141 for separate recognition and, therefore, reclassified them as goodwill in 2002.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

6.    Investments

The Company’s investments consist of the following:

	December 31,
	2001	2002
Short-term marketable investments:
Held to maturity, at amortized cost:
U.S. government agency debt securities	$13,073	$7,889
Corporate debt securities	93,715	78,091

	106,788	85,980

Available for sale equity securities, at cost	1,720	—
Unrealized loss	(220)	—

At market	1,500	—

Total	$108,288	$85,980

Long-term investments:
Marketable, held to maturity, at amortized cost:
U.S. government agency debt securities	$2,776	$—
Corporate debt securities	6,262	13,423

Total long-term marketable	$9,038	$13,423

Strategic:
Other equity securities, at cost	$4,159	$2,858
Advances to strategic equity investee, at cost	524	—

Total long-term strategic	$4,683	$2,858

Equity:
Entrust Japan Co., Ltd., equity basis	$—	$1,264

As of December 31, 2001, the Company had recorded an aggregate unrealized loss, included in other comprehensive income, on the remaining balance of marketable equity securities, classified as available for sale, in the amount of $220, in order to adjust this investment to market value. This unrealized loss was reversed in other comprehensive income in 2002, upon the sale of the balance of the underlying securities at a realized loss of $220.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

7.    Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2001	2002
Computer and telecom equipment	$9,535	$10,708
Furniture and fixtures	3,898	4,308
Leasehold improvements	8,760	9,431
Internal-use software	4,394	4,811
Equipment under capital lease	92	—

	26,679	29,258
Less: accumulated depreciation and amortization	(9,819)	(16,463)

Subtotal	16,860	12,795
Assets to be placed in service	530	—

Total property and equipment, net	$17,390	$12,795

8.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2001	2002
Payroll and related benefits	$9,383	$8,037
Other	5,738	2,503

	$15,121	$10,540

9.    Income Taxes

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	Year Ended December 31,
	2000	2001	2002
Income (loss) before income taxes:
United States	$(85,876)	$(519,062)	$(9,665)
Foreign	5,953	(22,782)	(6,904)

	$(79,923)	$(541,844)	$(16,569)

Provision for income taxes:
Current:
Federal	$—	$—	$—
State and local	—	(147)	(129)
Foreign	(1,421)	(1,681)	(1,221)

	(1,421)	(1,828)	(1,350)

Deferred	—	—	—

Federal and State tax equivalent related to non-qualified option exercises (credited to additional paid-in capital)	(916)	—	—

Total provision for income taxes	$(2,337)	$(1,828)	$(1,350)

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

A reconciliation between income taxes computed at the federal statutory rate and income tax provision is shown below:

	Year Ended December 31,
	2000	2001	2002
Income tax provision at federal statutory rate	$27,174	$184,227	$5,633
State and local taxes, net of federal benefits	(65)	5,599	(200)
Foreign earnings benefit (tax) at different rate	(38)	1,975	161
Acquired in-process research and development	(10,069)	—	—
Amortization and impairment of goodwill, purchased product rights and other purchased intangibles	(19,755)	(131,546)	(386)
Foreign research and development tax credits	2,065	1,719	1,390
Tax write-offs of intercompany investment in, advances to and operations of foreign subsidiary	2,602	—	—
Other	(2,222)	1,246	(4,540)
Valuation allowances on future benefits of tax losses and credits available	(2,029)	(65,048)	(3,408)

Total provision for income taxes	$(2,337)	$(1,828)	$(1,350)

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company’s net deferred tax benefits (liabilities) are as follows:

	December 31,
	2001	2002
Current asset (liability):
Accrued restructuring charges not currently deductible	$17,855	$19,344
Other allowances and accruals not currently deductible	1,300	1,478
Deferred income currently taxable	183	(415)

Total	19,338	20,407

Non-current asset:
Deferred depreciation and amortization for tax purposes	4,864	5,014
Write-downs of long-lived assets and strategic investments not currently deductible	9,242	4,823
United States and Foreign NOL and tax credit carry-forwards	76,182	83,967

Total	90,288	93,804

Total deferred tax asset	109,626	114,211
Valuation allowance	(109,626)	(114,211)

Net deferred tax asset	$—	$—

United States and foreign NOL and tax credit carry-forwards include $13,808 and $14,984 at December 31, 2001 and December 31, 2002, respectively, related to NOL carry-forwards resulting from the exercise in 2001 and 2002 of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards of approximately $12,937 from

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

enCommerce at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce.

As at December 31, 2002, the Company has available the following income tax carry-forwards to reduce future income tax liabilities:

	Amount	Period Expiring
Net operating losses (tax benefits):
United States	$58,435	2012-2022
Foreign	16,839	2005-2009

	75,274
United States research and development tax credits	903	2016-2019
Foreign research and development tax credits	7,790	2007-2012

	$83,967

10.    Long-Term Liabilities

Long-term liabilities includes notes payable of $266 and $44 at December 31, 2001 and 2002, respectively, and capital lease obligations of $65 at December 31, 2001, assumed as a result of the acquisition of enCommerce in 2000. These notes were entered into by enCommerce to finance the purchase of fixed assets, and will be retired by January 2003. The current portions of the notes and lease obligations, of $256 and $44 at December 31, 2001 and 2002, respectively, have been included in accrued liabilities. These long-term liabilities bear interest at rates ranging from 8% to 14% and are collateralized by the financed assets.

The remaining balance of long-term liabilities consists primary of long-term deposits received through the sub-leasing of various U.S. facility locations.

11.    Capital Stock

Concurrent with the closing of the follow-on offering on February 29, 2000 and March 2, 2000, the remaining 5,157,289 shares of Special Voting stock and Exchangeable shares were exchanged into an equivalent number of shares of Common stock.

On January 26, 2001, the Company’s Board of Directors adopted, and recommended to the stockholders to approve, articles of amendment to the Company’s charter to (i) increase the total number of authorized shares of Common stock, $0.01 par value per share, from 100,000,000 shares to 250,000,000 shares and (ii) eliminate the Special Voting stock from the Company’s authorized capital and delete all references to Special Voting stock contained in the Company’s charter. The stockholders adopted this proposal at their annual meeting on April 27, 2001.

(a)    Common Stock

The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 250,000,000 shares of Common stock.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(b)    Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock would have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as determined by the Board of Directors. As of December 31, 2002, the Company had not issued any shares of Preferred stock.

(c)    Stock Repurchase Program

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. As of December 31, 2002, the Company has repurchased 785,000 shares of its Common stock under this program, for a total cash outlay of $2,246, at an average price of $2.83 per share. This price does not include the commission paid to brokers by the Company, which averaged $0.03 per share for a gross purchase price of $2.86 per share.

Repurchases under the stock repurchase program may take place from time to time until July 28, 2003, or an earlier date determined by the Company’s board of directors, in open market, negotiated and block transactions, and may be suspended or discontinued at any time. The timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and business conditions. The repurchases of stock will be transacted during the insider trading window, which runs from the third day following the public release of the Company’s quarterly results to the last day of the second month of each fiscal quarter. The repurchased shares will be considered authorized but unissued shares of the Company and will be available for issuance under the Company’s stock incentive, employee stock purchase and other stock benefit plans, and for general corporate purposes, including possible acquisitions. The stock repurchase program will be funded using the Company’s working capital.

12.    Stock Options and Warrants

(a)    Stock Option Plans

In 2000, the Company’s Board of Directors increased the number of authorized shares under the 1999 Non-Officer Employee Stock Incentive Plan (the “1999 Plan”) to 7,600,000 shares. Also in 2000, the Company’s Board of Directors approved an increase to 14,600,000 as the total number of authorized shares available for issuance under the 1996 Stock Incentive Plan (the “1996 Plan”) applicable to the Company’s full-time employees, officers, directors and consultants, plus an annual increase to be added on each of January 1, 2001 and January 1, 2002, equal to the lower of (i) 5% of the total number of outstanding shares of Common stock on such date or (ii) a lesser amount determined by the Board; provided, however, that the maximum number of shares of Common stock available for issuance under the 1996 Plan is 26,000,000 shares. In addition, concurrent with the acquisition of enCommerce, the Company’s Board of Directors approved the assumption of all outstanding options under the enCommerce 1997 Stock Option Plan and the enCommerce 1997B Stock Option Plan (collectively, the “enCommerce 1997 Plans”), and all outstanding warrants of enCommerce, and authorized an aggregate of 1,701,823 shares for issuance upon the exercise of such options and warrants. As of January 1, 2001, the Company reserved an additional 3,137,101 shares of Common stock for issuance under the 1996 Plan, as a result of the annual increase provision described above. In April 2001, the Board of Directors increased the Common stock reserved for issuance under the 1999 Plan by an additional 2,000,000 shares. On April 22, 2001, the Company entered into a Special Nonstatutory Stock Option Agreement (the “Special Plan”) whereby an option was granted to acquire 2,000,000 shares of Common stock. Accordingly, the Company has reserved 2,000,000 shares of Common stock for issuance under the Special Plan. As of January 1, 2002, the Company reserved an additional 3,221,603 shares of Common stock for issuance under the 1996 Plan, as a result of the

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

annual increase provision described above. On October 25, 2002, the Board of Directors increased the Common stock reserved for issuance under the 1999 Plan by an additional 2,000,000 shares. The options under the 1996 Plan, 1999 Plan and Special Plan are granted at the then-current fair market value of the Common stock of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years, and generally expire on the tenth anniversary of the grant date or upon termination of employment. The options granted under enCommerce 1997 Plans generally may be exercised in equal proportions over the defined vesting period of four years for each grant and expire on the tenth anniversary of the grant date or upon termination of employment of the option holder. The Board of Directors does not intend to grant any additional options under the enCommerce 1997 Plans.

In June 2001, the Company announced a voluntary stock option exchange program for its eligible employees (the “Offer to Exchange”). Under the program, Company employees were offered the opportunity to cancel certain outstanding stock options to purchase shares of Common stock previously granted to them. In exchange, these employees received new options granted under the 1999 Plan. The number of shares subject to the new options granted to each eligible employee was dependant upon the exercise price of the options tendered by the eligible employee and accepted for exchange. If the tendered options carried an exercise price of less than $50 per share, then the number of shares subject to new options was equal to the number of shares subject to the options cancelled. If the tendered options carried an exercise price of $50 per share or more, then the number of shares subject to new options was equal to one-half (1/2) the number of shares subject to the options cancelled. The new options were granted on January 31, 2002, which was six months and one day from the cancellation date of July 30, 2001. The exercise price of these new options was $6.75 and was equal to the fair market value of the Company’s Common stock on the date of grant. The Company provided no promise to compensate the employees for any increases in the market price of the stock after the cancellation date. In addition, based on the July 30, 2001 cancellation date, those employees that chose to participate in the offer were also required to tender all options granted to them since January 30, 2001. New options issued had terms and conditions that are substantially the same as those of the cancelled options. This voluntary exchange program complies with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” and related FASB Emerging Issues Task Force (“EITF”) guidance and, accordingly, did not result in any variable accounting compensation charges. Members of the Company’s Board of Directors and executive officers were not eligible to participate in this program.

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

Additionally, three executive officers that were not eligible to participate in the option exchange program received a nominal cash or stock award in exchange for the cancellation of a portion of their out-of-the-money stock options. Options to purchase an aggregate of 334,000 shares of Common stock with exercise prices ranging from $19.25 per share to $50.00 per share were cancelled in exchange for an aggregate of 15,220 shares of Common stock and $4 in cash. The expense related to the fair value of these shares and the cash was recorded in operating expense in 2002. The Company has provided no promise to compensate these executive officers for any increases in the price of the Common stock after the cancellation date. Further, the Company did not issue additional options to these executive officers within six months and one day of the date of cancellation.

During 2002, the Company issued a total of 3,250 shares of Common stock to two former members of the Board of Directors in recognition of past contributions. The expense related to the fair value of these shares was recorded in operating expenses in 2002.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

In connection with acquisitions in 2000, the Company assumed options to purchase 1,542,131 shares of Common stock held by employees of the acquired company and a warrant to purchase 159,692 shares of Common stock held by a non-employee third party. The fair values of these options and warrants were included in the total purchase price of the acquired businesses.

A summary of the activity under the 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans is set forth below:

	Options and Warrants Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	2,025,849	7,418,823	13.76
Authorized	11,801,823	—
Granted	(6,158,836)	6,158,836	39.76
Assumed in acquisition	(1,701,823)	1,701,823	7.13
Forfeited	357,661	(357,661)	35.70
Exercised	—	(1,701,659)	3.77

Balance at December 31, 2000	6,324,674	13,220,162	25.68
Authorized	7,137,101	—
Granted	(9,470,721)	9,470,721	9.55
Cancelled under voluntary stock option exchange program	5,480,261	(5,480,261)	33.82
Forfeited	3,327,658	(3,327,658)	27.28
Exercised	—	(1,422,735)	2.20

Balance at December 31, 2001	12,798,973	12,460,229	11.98
Authorized	5,479,936	—
Restricted stock issued to executive officers and former members of Board of Directors	(18,470)	—
Granted under voluntary stock option exchange program	(5,033,822)	5,033,822	6.75
Granted	(3,399,708)	3,399,708	3.90
Forfeited	3,076,663	(3,076,663)	19.17
Exercised	—	(541,320)	2.15

Balance at December 31, 2002	12,903,572	17,275,776	7.90

The number of outstanding options and warrants exercisable into Common stock was 4,142,586, 5,414,036 and 8,610,674 at December 31, 2000, 2001 and 2002, respectively. The weighted average exercise price of these exercisable outstanding options and warrants was $8.73, $11.57 and $9.09, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The following tables summarize information concerning currently outstanding options and warrants as at December 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	1,174,201	4.7 years	$1.92	1,118,014	$1.91
$2.46 to $5.00	2,943,313	9.1 years	3.02	305,990	2.94
$5.01 to $6.72	1,867,322	6.1 years	5.85	859,256	5.96
$6.75 to $6.86	4,644,493	7.2 years	6.75	2,833,710	6.75
$6.87 to $10.00	4,379,041	7.9 years	6.90	1,952,808	6.90
$10.01 to $25.00	1,710,882	6.2 years	16.93	1,165,916	17.91
$25.01 to $50.00	477,479	7.1 years	36.65	317,211	37.43
$50.01 to $112.50	79,045	7.2 years	80.95	57,769	82.57

	17,275,776		7.90	8,610,674	9.09

(b)    Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) initially authorized the issuance of up to a total of 400,000 shares of Common stock to participating employees. All employees of the Company, including directors of the Company who are employees, and all employees of any participating subsidiaries whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the Purchase Plan.

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

13.    Net Income (Loss) Per Share

For the years ended December 31, 2000, 2001 and 2002, the antidilutive effect excluded from the diluted net loss per share computation due to options to purchase Common stock was 4,783,877, 1,984,917 and 1,036,944 shares, respectively. The antidilutive effect excluded from the diluted net loss per share computation due to the exchangeable Special Voting stock outstanding was 644,661 for the year ended December 31, 2000.

14.    Related Party Transactions

Significant related party transactions with the Company’s largest shareholder, Nortel Networks, and affiliated companies, not otherwise disclosed in the financial statements, include the following:

Revenues include sales to Nortel Networks for 2000, 2001 and 2002 of $751, $119 and $132, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company reimburses Nortel Networks for expenses paid by Nortel Networks on behalf of the Company, net of revenues collected by Nortel Networks on behalf of the Company. The net expenses reimbursed amounted to $295 and $210 for 2000 and 2001, respectively. The net expenses reimbursed for 2002 were insignificant. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

Significant related party transactions with Entrust Japan, an investee accounting for on the equity basis, not otherwise disclosed in the financial statements, include the following:

Revenues include sales to Entrust Japan for 2000, 2001 and 2002 of $1,014, $3,296 and $2,598, respectively.

Entrust Japan reimburses the Company for expenses paid related to employees on secondment to Entrust Japan. The expenses reimbursed in 2002 amounted to $852. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved. In addition, the Company paid sales commissions and market development fees to Entrust Japan totaling $367 and $507 in 2001 and 2002, respectively.

Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. The accounts receivable at December 31, 2001, related to Nortel Networks and its affiliates, was insignificant. The accounts receivable at December 31, 2002 related to Nortel Networks was $172. The accounts receivable at December 31, 2001 and 2002, from Entrust Japan was $448 and $424, respectively.

15.    Commitments and Contingencies

(a)    Lease Commitments

The Company leases administrative and sales offices and certain property and equipment under noncancelable operating leases that will expire in 2011 with certain renewal options. Total rent expenses under such leases for 2000, 2001 and 2002 were $7,288, $10,106 and $7,869, respectively. At December 31, 2002, the future minimum lease payments under operating leases were as follows:

2003	$5,553
2004	4,201
2005	3,764
2006	3,897
2007	3,940
Thereafter	10,179

Total future minimum lease payments	$31,534

In addition to the lease commitments included above, the Company has provided letters of credit totaling $10,700 as security deposits in connection with certain office leases. The Company has noncancelable subleases of certain facilities included above. Payments to be received under these subleases will total $66 in 2003.

(b)    Legal Proceedings

On September 30, 2002, Judge T. John Ward of the U.S. District Court for the Eastern District of Texas (the “Court”) issued an order dismissing a class action lawsuit pending against the Company.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

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

On September 21, 2001, the Company moved to dismiss an amended complaint filed on August 30, 2001. On September 30, 2002, the Court found that the Private Securities Litigation Reform Act required dismissal of the case because of the lack of specificity with which the amended complaint was pleaded. The case was dismissed with prejudice; however, the order is subject to the possibility of an appeal. As of the date of this filing, the Company had not learned of any appeal being filed. If an appeal is granted, an adverse judgment or settlement in this lawsuit could have a significant adverse impact on the Company’s future financial condition or results of operations.

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

(c)    Contingencies

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. The Company is conducting a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement. As a result, the Company may have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. However, at this time, the Company’s self-assessment of its compliance is incomplete and, as a result, the Company is unable to ascertain the extent of its potential liability, if any, including the amount or type of any damages. Management believes, based on the current information available, that the outcome will not have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

16.    Employee Savings Plan

The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching contributions made by the Company totaled $1,732, $2,627 and $1,094 for 2000, 2001 and 2002, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

17.    Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2000	2001	2002
Non-cash investing and financing activities:
Increases in long-term equity investment in Entrust Japan:
Conversion of advances	$—	$—	$524

Value of Entrust software product inventory exchanged	$—	$—	$385

Issuance of Common stock, stock options and warrants related to the acquisition of enCommerce, Inc	$482,272	$—	$—

Income taxes paid, net	$243	$1,594	$1,829

18.    Segment, Geographic and Major Customer Information

(a)    Segment Information

The Company conducts business in one operating segment: namely, the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s different products and services is similar and, in general, the type of customers for those products and services is not distinguishable.

The Company does, however, prepare information for internal use by the President and Chief Executive Officer, who, from an accounting perspective, is the Chief Operating Decision Maker (“CODM”), on a geographic basis. Accordingly, the Company has included a summary of the segment financial information reported to the CODM as follows in the next section regarding geographic information. The Company’s CODM does not view geographic segment results below net income (loss) before income taxes and, therefore, the provision for income taxes is not broken out by geographic segment below. The accounting policies of the reportable geographic segments are the same as those described in the summary of significant accounting policies.

(b)    Geographic information

Revenues are attributed to specific geographical areas based on where the sales order originated. Long-lived assets and total assets of the Company are those that are identified with operations in the respective geographic areas.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2000	2001	2002
Revenues:
United States	$81,245	$48,634	$50,587
Canada	22,282	30,450	20,764
Europe, Asia and Other	44,850	38,881	31,396

Total revenues	$148,377	$117,965	$102,747

Segment operating income (loss):
United States	$(6,171)	$(57,898)	$(9,561)
Canada	3,749	(10,140)	(3,417)
Europe, Asia and Other	5,330	6,975	2,382

Total segment operating income (loss)	2,908	(61,063)	(10,596)

Depreciation and amortization expense:
United States	63,900	66,739	2,397
Canada	2,687	5,954	5,478
Europe, Asia and Other	439	738	391

Total depreciation and amortization	67,026	73,431	8,266

Other income (expense):
United States	13,809	(1,367)	1,214

Acquired in-process research and development:
United States	29,614	—	—

Impairment of intangibles, write-downs of other long-lived assets, and restructuring charges:
United States	—	393,058	(1,079)
Canada	—	9,739	—
Europe, Asia and Other	—	3,186	—

Total	—	405,983	(1,079)

Income (loss) before income taxes:
United States	(85,876)	(519,062)	(9,665)
Canada	1,062	(25,833)	(8,895)
Europe, Asia and Other	4,891	3,051	1,991

Total income (loss) before income taxes	$(79,923)	$(541,844)	$(16,569)

	December 31,
	2000	2001	2002
Long-lived assets (generally depreciated over three to five years):
United States	$429,003	$31,949	$34,188
Canada	19,690	13,753	9,816
Europe, Asia and Other	1,429	854	721

Total long-lived assets	$450,122	$46,556	$44,725

Total assets:
United States	$670,710	$191,493	$159,143
Canada	45,628	32,916	26,824
Europe, Asia and Other	17,375	4,636	3,604

Total	$733,713	$229,045	$189,571

(c)    Major Customer Information

In 2000 and 2002, no individual customer accounted for 10% or more of revenues. In 2001, a single customer accounted for 11% of revenues, and no other customers accounted for 10% or more of revenues.

Exhibit Index

Exhibit Number		Description	Form	Number

2.1	(1)+	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2	(2)+	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1	(9)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2	(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1	(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2	(11)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

4.3	(6)	Common Stock Warrant No. 1 of the Registrant dated June 26, 2000 issued to Andersen Consulting LLP	10-K	10.17

10.1	(3)	Amended and Restated Registration Rights Agreement dated as of July 30 1998, by and among the Registrant and certain stockholders	S-1	10.3

10.2	(3)	Strategic Alliance Agreement dated as of December 31, 1996 between the Registrant and Northern Telecom Limited	S-1	10.5

10.3	*	Letter Agreement dated May 21, 2001 between the Registrant and Milan Bekich	Enclosed herewith

10.4	*	Officer Retention Program and Agreement dated March 27, 2001 between Colin Wyatt and the Registrant	Enclosed herewith

10.5	*	Non-Competition and Non-Solicitation Agreement dated March 27, 2001 between Colin Wyatt and the Registrant	Enclosed herewith

10.6	*	Letter Agreement dated September 6, 2002 between Entrust (Europe) Limited and Colin Wyatt	Enclosed herewith

10.7	*	Compromise Agreement dated February 10, 2003 between Entrust (Europe) Limited and Colin Wyatt	Enclosed herewith

10.6	(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.7	(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.8	(9)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.9	(8)*	Letter Agreement dated October 11, 1999 between the Registrant and David L. Thompson	S-3	10.3

10.10	(8)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.11	(8)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.12	(8)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

1

Exhibit Number		Description	Form	Number

10.13	(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.14	(5)	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.15	*	1999 Non-Officer Employee Stock Incentive Plan, as amended	Enclosed herewith

10.16	(9)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.17	(9)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.18	(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.19	(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.20	(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

10.21	(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended And Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

10.22	(9)*	Officer Retention Program and Agreement effective as of March 6, 2001 between David L. Thompson and the Registrant, as amended	10-K	10.31

10.23	(9)*	Non-Competition and Non-Solicitation Agreement effective as of March 6, 2001 between the Registrant and David L. Thompson	10-K	10.32

10.24	(9)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

10.25	(10)*	Option Exchange Agreement dated February 21, 2002 between the Registrant and F. William Conner	10-Q	10.1

10.26	(10)*	Restricted Stock Agreement Granted under the Amended and Restated 1996 Stock Incentive Plan, as amended, dated February 21, 2002 between the Registrant and David L. Thompson	10-Q	10.2

10.27	(9)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

21		Subsidiaries of the Registrant	Enclosed herewith

23.1		Consent of Deloitte & Touche LLP	Enclosed herewith

99.1		Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Enclosed herewith

99.2		Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Enclosed herewith

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).

2

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).
(10)	Incorporated herein by referenced to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No.000- 24733).
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (File No. 000-24733).
+	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

3