Form 10-Q
period 2003-03-31
ENTRUST INC
filed 2003-05-06
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [    ]

There were 63,489,824 shares of the registrant’s $.01 par value Common stock outstanding as of May 2, 2003.

ENTRUST, INC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2003	2002
(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$29,476	$32,043
Short-term marketable investments	76,564	85,980
Accounts receivable (net of allowance for doubtful accounts of $3,009 at March 31, 2003 and $2,976 at December 31, 2002)	19,330	22,323
Prepaid expenses and other	4,240	4,500

Total current assets	129,610	144,846
Long-term marketable investments	18,226	13,423
Property and equipment, net	12,172	12,795
Purchased product rights, net	1,418	1,702
Goodwill and other purchased intangibles, net	11,186	11,186
Long-term equity investment	1,159	1,264
Long-term strategic investments	2,858	2,858
Other long-term assets, net	1,451	1,497

Total assets	$178,080	$189,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,316	$11,226
Accrued liabilities	9,735	10,540
Accrued restructuring charges	31,860	33,166
Deferred revenue	17,115	16,547

Total current liabilities	67,026	71,479
Long-term liabilities	239	227

Total liabilities	67,265	71,706

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 63,495,697 and 64,491,634 issued and outstanding shares at March 31, 2003 and December 31, 2002, respectively	635	645
Additional paid-in capital	779,241	781,842
Unearned compensation	(31)	(39)
Accumulated deficit	(668,532)	(663,502)
Accumulated other comprehensive loss	(498)	(1,081)

Total shareholders’ equity	110,815	117,865

Total liabilities and shareholders’ equity	$178,080	$189,571

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2003	2002
(In thousands, except per share data)

Revenues:
License	$7,212	$12,089
Services and maintenance	14,492	15,434

Total revenues	21,704	27,523

Cost of revenues:
License	767	942
Services and maintenance	7,942	8,494

Total cost of revenues	8,709	9,436

Gross profit	12,995	18,087

Operating expenses:
Sales and marketing	8,627	12,145
Research and development	5,910	6,033
General and administrative	3,414	3,506
Amortization of purchased product rights	284	284

Total operating expenses	18,235	21,968

Loss from operations	(5,240)	(3,881)

Other income (expense):
Interest income	489	932
Loss from equity investment	(105)	—

Total other income	384	932

Loss before income taxes	(4,856)	(2,949)
Provision for income taxes	174	395

Net loss	$(5,030)	$(3,344)

Net loss per share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)
Weighted average common shares used in per share computations:
Basic	63,994	64,762
Diluted	63,994	64,762

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2003	2002
(In thousands)

OPERATING ACTIVITIES:
Net loss	$(5,030)	$(3,344)
Non-cash items in net loss:
Depreciation and amortization	1,662	2,219
Unearned compensation amortized	8	55
Loss from equity investment	105	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,250	(1,322)
(Increase) decrease in prepaid expenses and other	260	(1,379)
Decrease in accounts payable	(2,871)	(444)
Decrease in accrued liabilities	(602)	(1,038)
Decrease in accrued restructuring charges	(1,306)	(6,324)
Increase (decrease) in deferred revenue	758	(2,027)

Net cash used in operating activities	(3,766)	(13,604)

INVESTING ACTIVITIES:
Purchases of marketable investments	(36,564)	(41,400)
Dispositions of marketable investments	41,177	49,448
Purchases of property and equipment	(481)	(530)
Increase in other long-term assets	(29)	(54)

Net cash provided by investing activities	4,103	7,464

FINANCING ACTIVITIES:
Repayment of long-term liabilities	(44)	(58)
Repurchase of common stock	(2,847)	—
Increase in long-term deposits	12	474
Proceeds from exercise of stock options and sale of shares under employee stock purchase plan	236	1,734

Net cash provided by (used in) financing activities	(2,643)	2,150

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(261)	18

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,567)	(3,972)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,043	45,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,476	$41,295

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K.

NOTE 2. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plans. For all options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and, therefore, no stock-based compensation costs are reflected in earnings for these options. Had compensation costs for the Company’s 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans been determined based on the fair value of the options at the grant date for awards to employees under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been as follows, on a pro forma basis.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net loss, as reported:	$(5,030)	$(3,344)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,828)	(6,973)

Pro forma net loss	$(8,858)	$(10,317)

Net loss per share:
Basic—as reported	$(0.08)	$(0.05)
Basic—pro forma	$(0.14)	$(0.16)
Diluted—as reported	$(0.08)	$(0.05)
Diluted—pro forma	$(0.14)	$(0.16)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three months ended March 31, 2003 and March 31, 2002 was estimated at $2.38 and $5.69 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Expected option life, in years	5	5
Risk free interest rate	3.03%	4.35%
Dividend yield	—	—
Volatility	114%	119%

The Company recorded amortization of unearned compensation of $8 into compensation expense for the three months ended March 31, 2003, related to options granted to non-employees in a prior period.

Stock Option Plans

The following tables summarize information concerning outstanding options and warrants as at March 31, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	1,175,367	4.1 years	$1.93	1,115,578	$1.91
$2.46 to $4.99	3,096,829	9.1 years	3.03	322,459	3.01
$5.01 to $6.72	1,499,618	5.5 years	5.82	933,446	5.92
$6.75 to $6.86	4,373,811	7.0 years	6.75	3,040,870	6.75
$6.87 to $10.00	4,367,314	7.6 years	6.90	2,061,499	6.90
$10.01 to $25.00	1,610,791	6.1 years	16.93	1,214,315	17.61
$25.01 to $50.00	440,673	7.0 years	36.3	317,558	36.93
$50.01 to $112.50	78,577	7.0 years	81.12	61,552	82.36

Total:	16,642,980		7.79	9,067,277	9.00

The following table sets forth a comparison as of March 31, 2003, of the number of shares subject to options with exercise prices at or below the closing price per share of our Common stock on March 31, 2003 (“In-the-Money” options) to the number of shares of our Common stock subject to options with exercise prices greater than the closing price per share of our Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of March 31, 2003 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,115,578	1,541,489	2,657,067	16%
Out-of-the-Money	7,951,699	6,034,214	13,985,913	84%

Total Options Outstanding	9,067,277	7,575,703	16,642,980	100%

(1)	The closing price of our Common stock was $2.50 on March 31, 2003, as reported by The NASDAQ National Market

NOTE 3. EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. (“Entrust Japan”)

On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524, and by exchanging cash of approximately $957, Entrust software product valued at $385 and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. The Company’s increased investment followed additional investments made by Toyota and SECOM in the fourth quarter of 2001. The Company concluded that because of the additional investment, as of the second quarter of 2002, it had the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, beginning in the same period of 2002, the Company began accounting for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, the Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $105 for the three months ended March 31, 2003, in its consolidated losses for the current period. To date, the Company has recorded cumulative losses from its investment in Entrust Japan of $707, since the increased investment in the second quarter of 2002.

NOTE 4. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. As of March 31, 2003, the Company has repurchased 1,887,300 shares of its Common stock under this program, for a total cash outlay of $5,093, at an average price of $2.67 per share. This price does not include the commission paid to brokers by the Company, which averaged $0.03 per share for a gross purchase price of $2.70 per share. For the three months ended March 31, 2003, the Company had repurchased 1,102,300 shares of its Common stock, for a total cash outlay of $2,847.

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

NOTE 5. ACCRUED RESTRUCTURING CHARGES

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

Summary of Accrued Restructuring Charges

The following table is a summary of the accrued restructuring charges as at March 31, 2003 and December 31, 2002 (table in millions):

	Accrued Restructuring Charges at December 31, 2002	Cash Payments	Accrued Restructuring Charges at March 31, 2003
Workforce reduction and other personnel costs	$0.1	$—	$0.1
Consolidation of excess facilities	29.9	1.2	28.7
Discontinuance of non-core products and programs	3.2	0.1	3.1

Total	$33.2	$1.3	$31.9

NOTE 6. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three months ended March 31, 2003, the number of shares of Common stock issuable upon exercise of options excluded from the diluted net loss per share computation due to their antidilutive effect was 673,636 shares, compared to an antidilutive effect of 1,789,392 shares for the three months ended March 31, 2002.

In the three months ended March 31, 2003, the Company issued 106,363 shares of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan.

NOTE 7. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments and are stated at amortized cost. At March 31, 2003, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income. As at March 31, 2003, the Company did not hold any available for sale investments.

The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. However, the Company is not presently engaged in any such hedges.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company’s ownership share in these companies ranged from 1% to 10% of the outstanding voting share capital at March 31, 2003. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. The Company has investments, with a net remaining carrying value, as of March 31, 2003, of $2,858, which represents an investment in Modulo Security Solutions in Brazil.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately 39% of the voting share capital, and is accounted for by the Company using the equity method of accounting for investments in common stock (Note 3).

The Company recorded revenues representing 0.2% and 2% of total revenues for the three months ended March 31, 2003 and 2002, respectively, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost. In addition, revenues recorded by the Company from Entrust Japan represented 3% of total revenues for the three months ended March 31, 2003.

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

The Company operates in three main geographic areas as follows:

	(Unaudited) Three Months Ended March 31,
	2003	2002
Revenues:
United States	$11,465	$10,863
Canada	3,770	8,953
Europe, Asia and Other	6,469	7,707

Total revenues	$21,704	$27,523

Income (loss) before income taxes:
United States	$(1,161)	$(153)
Canada	(3,683)	(3,195)
Europe, Asia and Other	(12)	399

Total loss before income taxes	$(4,856)	$(2,949)

	(Unaudited)
	March 31, 2003	December 31, 2002
Total assets:
United States	$153,498	$159,143
Canada	21,206	26,824
Europe, Asia and Other	3,376	3,604

Total	$178,080	$189,571

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited)
	Three Months Ended March 31,
	2003	2002
Net loss	$(5,030)	$(3,344)
Reversal of unrealized loss on investments upon disposition	—	220
Foreign currency translation adjustments	583	8

Comprehensive loss	$(4,447)	$(3,116)

NOTE 10. LEGAL PROCEEDINGS

Frankel v. Entrust Technologies Inc.

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

Other legal matters

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

NOTE 11. CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under “Overview”, “Certain Factors that May Affect Our Business” and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

On August 21, 1998, we closed our initial public offering, issuing 5,400,000 shares of Common stock at an initial public offering price of $16 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses incurred, were approximately $79.1 million.

On February 29, 2000 and March 2, 2000, we closed our follow-on offering, which included an over-allotment option closing, issuing an aggregate of 2,074,260 shares of Common stock at an offering price $82 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses incurred, were approximately $161.5 million.

On June 4, 2001, we changed our name to Entrust, Inc.

At March 21, 2003, Nortel Networks owned 8,351,259 shares, or approximately 13%, of our Common stock.

BUSINESS OVERVIEW

During the first quarter of 2003, we continued our strategy of focusing on core vertical and geographic markets. Revenues from digital certificate-based Secure Desktop Applications and Secure Web Portals accounted for 39% and 42%, respectively, of the first quarter software revenue. Entrust GetAccess, which grew sequentially in the quarter, contributed to the new customer success, as well as representing one of the top five software deals. Secure VPN achieved its highest revenue quarter with continued market demand driven by the return on investment it generates for customers. One of our top five software deals for the quarter was a U.S. automobile manufacturer that commenced a multiphase rollout of an Entrust Secure VPN for secure, low-cost access for remote employees. The solution was partner-fulfilled with a global system integrator managing the rollout and implementation for the customer. Other highlights from the quarter included:

•	Our largest transaction in the quarter was with a new customer and a competitive displacement into the U.S. Federal government extending our strong government vertical position. The global extended government market represented 52% of our total software revenue for the quarter. Another top five transaction was with the Government of Denmark.

•	We attained our highest quarter of support and maintenance revenue and renewals, surpassing the previous quarter’s record. This performance reflects the unique value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that the Entrust support and maintenance team delivers.

•	Our average customer purchase size this quarter was $93,000. Total software transactions were 74, equal to the number delivered in the last quarter of 2002. New customer momentum continued in the first quarter of 2003 with the number of new customers up more that 35 percent from the last quarter of 2002. We now have more than 1,250 government and enterprise customers worldwide.

Our key technology-related accomplishments during the first quarter of 2003 included the following:

•	Entrust and Waveset announced, in April 2003, a strategic alliance designed to leverage each company’s technology and expertise to provide a suite of tightly integrated, comprehensive identity management solutions. The alliance enabled us to launch the Entrust Secure Identity Management Solution, a comprehensive and cost-effective offering that allows governments and businesses to securely and easily deploy and manage identities for a broad range of enterprise and Web applications. Additionally, Waveset has agreed to incorporate Entrust’s strong security capabilities into a version of its Waveset Lighthouse™ solution to secure management of enterprise identities. The two companies also intend to jointly develop and market new products and solutions, while collaborating on standards development within their joint areas of expertise.

•	We launched the Entrust Entelligence™ Security Provider solution, a new thin-client security platform that enables governments and enterprises to rapidly download and deploy security for their desktop applications such as e-mail, VPN remote access and electronic forms.

•	We released Entrust GetAccess Proxy Server 7.0 to add further enhancements to Entrust’s Secure Web Portal Solution. The Entrust GetAccess Proxy Server extends the functionality and capabilities of Entrust GetAccess to any http-based Web Server. As a front-end to protect Web Servers, the Entrust GetAccess Proxy Server provides a centralized point of administration for user access and enables Web servers to reside behind a firewall. This unique solution helps organizations reduce costs, improve security and enhance the user experience of a Secure Web Portal.

•	IBM and Entrust launched a joint sales and marketing initiative to address the growing drive among State Governments to reduce costs and improve online services to constituents. We believe that one of the largest opportunities for cost savings is the expensive, time-consuming and error-prone process of routine business and government-mandated compliance reporting. The IBM and Entrust offering is a comprehensive solution for E-Reporting that can help State Governments transform today’s manual, paper-based process into an automated, Web-based environment. E-Reporting with digital signatures enables State Governments to streamline workflow, increase productivity and improve service to constituents.

•	Northrop Grumman Corporation’s Information Technology sector and SchlumbergerSema joined the Entrust TrustedPartner Program. Under this program, Entrust leverages enhanced relationships to strengthen collaborative marketing, sales, technology deployment and professional services ties with high-value partners who consider security software a business imperative.

•	We announced OPSEC™ (Open Platform for Security) certification for Entrust Authority™ Security Manager 6.0 from Check Point Software Technologies Ltd. OPSEC certification validates that Entrust Authority continues to seamlessly integrate with Check Point’s market-leading VPN-1®/FireWall-1® Next Generation™ solution, providing customers with a scalable public key infrastructure (PKI) authentication solution. The Entrust Authority architecture extends across many applications, including VPNs, to securely authenticate Internet communications.

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

In the first quarter of 2003, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring and other special non-recurring charges, impairment of long-term strategic investments, the provision of income taxes and stock-based compensation. The restructuring and other special non-recurring charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and other special non-recurring charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, impairment of long-term strategic investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our accounting processes and judgments.

Software Revenue Recognition

With respect to software revenue recognition, we recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, “Software Revenue Recognition”, Statement of Position 98-9 Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions” and related accounting guidance and pronouncements.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 40% of accounts receivable at March 31, 2003, compared to 59% of accounts receivable at March 31, 2002. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers could result in a different required allowance, which could have a material impact on our reported earnings.

As of March 31, 2003, accounts receivable totaled $19.3 million, net of an allowance for doubtful accounts of $3.0 million.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges of $31.9 million at March 31, 2003, could have a material effect on our reported results. In addition, actual results could vary from these assumptions, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. As of June 2002, we had initiated all actions required by the restructuring plan.

Impairment of Long-term Strategic and Equity Investments

We assess the recoverability of the carrying value of strategic investments on an on-going basis, but at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies of which we typically own less than 10% of the outstanding stock. We account for these investments under the cost method. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. It was also determined that a further adjustment to the carrying value of the investments was necessary during 2002 in the amount of $1.2 million, to reflect other than temporary declines in the value of certain strategic investments. Further write-downs may be required in the future depending upon our assessment of the performance of the underlying investee companies at that time. As of March 31, 2003, long-term strategic investments amounted to $2.9 million, which represents an investment in Modulo Security Solutions in Brazil.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan for prior years in the amount of $393,000, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of its voting stock, to the extent of our previous investment.

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602,000 in our consolidated losses for 2002 and $105,000 for the three months ended March 31, 2003. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 39% of its voting stock.

During 2002 and the first quarter of 2003, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1.2 million equity investment in Entrust Japan at March 31, 2003 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of March 31, 2003, we believe that there has not been an impairment of our investment in Entrust Japan.

Provision for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States. In addition, we have based the calculation of our income taxes in each jurisdiction based upon inter-company agreements. The income tax accounting process involves our estimating our actual current exposure in each jurisdiction together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $114.2 million as of March 31, 2003, which consists of U.S. and Foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $84.0 million and $30.2 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets due to our recent history of financial losses. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At March 31, 2003, a large percentage of our outstanding employee stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants under these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying Common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to increase our net loss in the first quarter of 2003 and the year ended December 31, 2002 to $8.9 million and $42.4 million, respectively, and consequently, increase our net loss per share to $0.14 and $0.65 for the first quarter of 2003 and the year ended December 31, 2002, respectively. However, Entrust believes that the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 2 of our condensed consolidated financial statements, included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2003	2002
Revenues:
License	33.2%	43.9%
Services and maintenance	66.8	56.1

Total revenues	100.0	100.0

Cost of revenues:
License	3.5	3.4
Services and maintenance	36.6	30.9

Total cost of revenues	40.1	34.3

Gross profit	59.9	65.7

Operating expenses:
Sales and marketing	39.8	44.1
Research and development	27.2	21.9
General and administrative	15.7	12.8
Amortization of purchased product rights	1.3	1.0

Total operating expenses	84.0	79.8

Loss from operations	(24.1)	(14.1)

Other income (expense):
Interest income	2.2	3.4
Loss from equity investment	(0.5)	—

Total other income	1.7	3.4

Loss before income taxes	(22.4)	(10.7)
Provision for income taxes	0.8	1.4

Net loss	(23.2)%	(12.1)%

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

Total Revenues

Total revenues were $21.7 million for the three months ended March 31, 2003, which represented a decrease of 21% from the $27.5 million of total revenues for the three months ended March 31, 2002. Total revenues derived from North America of $15.2 million for the three months ended March 31, 2003 represented a decrease of 23% from the $19.8 million for the three months ended March 31, 2002, while the total revenues derived from outside of North America of $6.5 million for the three months ended March 31, 2003 represented a decrease of 16% from the $7.7 million for the three months ended March 31, 2002. The overall decline in total revenues in the first three months of 2003 was driven by a reduced closure rate for software in March due to an already soft global economic environment coupled with the war in Iraq. The effect was felt most strongly in Europe, Asia and other international locales, due to the continued soft economic climate internationally. The decline was also heavily felt in Canada, where the first quarter of 2002 included significant revenues from software deliveries accounted for on a subscription basis for the Government of Canada Secure Channel project, the revenues from which were difficult to replace in the first quarter of 2003. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. In the three months ended March 31, 2003, no individual customer accounted for 10% or more of total revenues.

License Revenues

License revenues of $7.2 million for the three months ended March 31, 2003 represented a decrease of 40% from the $12.1 million for the three months ended March 31, 2002, representing 33% and 44% of total revenues in the respective periods. The decrease in license revenues in absolute dollars primarily reflected the changed buying patterns that we experienced in March when customers either delayed purchases or reduced the average dollar level per transaction, driven by the soft economic climate internationally and concerns over the war in Iraq. In addition, the global downturn has had a significant impact on information technology projects and the commitments that customers have made to expenditures in this area, with customers buying to their immediate needs, as opposed to buying total project or enterprise wide, in the tough economic market. Also, the first quarter of 2003 experienced a significant decrease in license revenues in Canada, as compared to the first quarter of 2002, which included significant revenues from software deliveries accounted for on a subscription basis for the Government of Canada Secure Channel project, which were difficult to replace in the first quarter of 2003. License revenues as a percentage of total revenues decreased for the three months ended March 31, 2003 compared to the same period in 2002, due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software.

Services and Maintenance Revenues

Services and maintenance revenues of $14.5 million for the three months ended March 31, 2003 represented a decrease of 6% from the $15.4 million for the three months ended March 31, 2002, representing 67% and 56% of total revenues in the respective periods. The decrease in services and maintenance revenues was due primarily to continued pressure on information technology services spending. However, support revenues and support contract renewals were the highest in our history, which helped to offset the effect of the decline in spending by customers on professional services as compared to the first quarter of 2002. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree we have been fulfilling our customers’ deployment needs in conjunction with partners, as our solutions are now easier to deploy and, as a result, the demand for our consulting services has declined for customer deployment and integration requirements. The increase in services and maintenance revenues as a percentage of total revenues for the three months ended March 31, 2003 compared to the same period in 2002 reflected the shift in the mix of revenues from license to services and maintenance revenues discussed in the previous section. This shift was largely due to the strength of demand for our services and maintenance business relative to the demand for software.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues and operating expenses associated with sales and marketing, research and development, and general and administrative. Total expenses of $26.7 million for the three months ended March 31, 2003 represented a decrease of 14% from $31.1 million for the three months ended March 31, 2002, due to the continued commitment of management to reduce and control costs. As of March 31, 2003, we had 665 full-time employees globally, compared to 705 full-time employees at December 31, 2002 and 801 full-time employees at March 31, 2002. No employees are covered by any collective bargaining agreements, and we believe that our relationship with our employees is good.

Cost of License Revenues

Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was $767,000 for the three months ended March 31, 2003, which represented a decrease from $942,000 for the three months ended March 31, 2002, representing 4% and 3% of total revenues in each of the respective periods. While the cost of license revenues as a percentage of total revenues remained relatively flat from the first quarter of 2002 to the same quarter of 2003, the decrease in cost of license revenues in absolute dollars was primarily a result of lower software license revenues in the first quarter of 2003, compared to the same period in 2002. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.9 million for the three months ended March 31, 2003, which represented a decrease from $8.5 million for the three months ended March 31, 2002, representing 37% and 31% of total revenues for the respective periods. The decrease in the cost of services and maintenance revenues in absolute dollars primarily reflected the decreased costs associated with lower levels of services and maintenance revenues experienced during the first quarter of 2003. The increase in the cost of services and maintenance revenues as a percentage of total revenues reflected the lower than expected revenue performance in the first quarter of 2003, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues during this period compared to the first quarter of 2002.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% for each of the three months ended March 31, 2003 and 2002. The consistent level of services and maintenance gross profit as a percentage of services and maintenance revenues in the first quarter of 2003, compared to the first quarter of

2002, was a result of lower professional services margins in the first three months of 2003 due to lower revenues in this area, particularly in Europe, offset by higher margin attainment by the support and maintenance team.

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $8.6 million for the three months ended March 31, 2003 from $12.1 million for the comparable period in 2002. Sales and marketing expenses represented 40% of total revenues for the three months ended March 31, 2003, compared to 44% for the comparable period in 2002. The decrease in absolute dollars was due mainly to the continued management discipline with respect to spending, and more specifically as a result of the reduction in expenses related to sales commissions due to the lower revenue achievement in the first quarter of 2003 compared to the same quarter in 2002. In addition, spending on marketing programs was lower in the first three months of 2003 versus the same period in 2002, as we budget for significant product launches in the second quarter of 2003 and the corresponding market activities related to these launches. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2003, compared to the same period in 2002, reflected the cost savings related to the lower-than-expected revenue achievement in the first quarter of 2003 compared to 2002. In addition, we have continued to implement significant efficiencies into our sales processes and continue greater discipline in expense management as we streamline the sales and marketing organizations. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments in sales and marketing to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first quarter of 2003, the allowance for doubtful accounts remained at $3.0 million as a result of effective cash collections during the period and, consequently, an additional bad debt provision was not required in the first quarter of 2003.

Operating Expenses—Research and Development

Research and development expenses decreased to $5.9 million for the three months ended March 31, 2003 from $6.0 million for the comparable period in 2002. Research and development expenses represented 27% of total revenues for the three months ended March 31, 2003, compared to 22% for the comparable period in 2002. The slight decrease in research and development expenses in absolute dollars for the three months ended March 31, 2003, compared to the same period in 2002, was due mainly to the continued management discipline in spending in this critical area. Research and development expenses as a percentage of total revenues for the three months ended March 31, 2003 increased compared to the same period in 2002, mainly due to the lower-than-expected license revenues during the quarter, as these costs were largely fixed prior to the start of the quarter. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership and thus, expect research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $3.4 million for the three months ended March 31, 2003 from $3.5 million for the comparable period in 2002. General and administrative expenses represented 16% of total revenues for the three months ended March 31, 2003, compared to 13% for the comparable period in 2002. General and administrative expenses in absolute dollars remained relatively flat between the first quarter of 2003 and the same quarter in 2002. General and administrative expenses as a percentage of total revenues increased in the first quarter 2003, compared to the same period in the prior year, due primarily to the lower-than-expected revenue achievement during the first quarter of 2003, as these expenses include a high degree of fixed costs. We continue to look for ways to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles

Amortization expense in connection with acquisition-related intangibles in the first quarter of 2003 is consistent with the same period of the prior year. Amortization of purchased product rights of $284,000 was expensed for each of the three months ended March 31, 2003 and 2002. No amortization of goodwill and other purchased intangibles assets was recorded as a result of the adoption of SFAS No. 142 as of January 2002. There was no impairment of acquisition-related intangibles recorded during the first quarter of 2003.

Interest Income

Interest income decreased to $489,000 for the three months ended March 31, 2003 from $932,000 for the three months ended March 31, 2002, representing 2% and 3% of total revenues in the respective periods. The decrease in investment income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and stock repurchases. In addition, to a lesser extent, the decrease was due to lower interest rates that have been available for the three months ended March 31, 2003, compared to the same period in 2002.

Loss from Equity Investment

We recorded $105,000 of losses related to our investment in Entrust Japan in the first quarter of 2003, which is accounted for under the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for the three months ended March 31, 2003 on an equity accounting basis, based on an approximate 39% ownership interest in the voting capital of Entrust Japan.

Provision for Income Taxes

We recorded an income tax provision of $174,000 for the three months ended March 31, 2003, compared to $395,000 for the same period of 2002. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the amortization of purchased product rights, as well as an adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $3.8 million in operating activities during the three months ended March 31, 2003. This cash outflow was primarily a result of a net loss before non-cash charges of $3.3 million, a decrease in accounts payable and accrued liabilities of $3.5 million, and a decrease in accrued restructuring charges of $1.3 million, partially offset by cash inflows resulting from a decrease in accounts receivable of $3.3 million and an increase in deferred revenue of $0.8 million. Our average days sales outstanding at March 31, 2003 was 80 days, which represents a decrease from the 81 days that we reported at December 31, 2002. The overall decrease in days sales outstanding from December 31, 2002 was mainly due to a slightly better linearity of revenues during the first quarter of 2003 and stronger in-quarter revenue collections during the same period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During the three months ended March 31, 2003, we generated $4.1 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $4.6 million (net of $36.6 million of marketable investment purchases). This was partially offset by $0.5 million invested in property and equipment primarily for computer hardware upgrades throughout our organization.

We used cash of $2.6 million in financing activities during the three months ended March 31, 2003 primarily for the repurchase of our Common stock in the amount of $2.8 million, offset by cash provided by the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

For disclosure regarding our contractual obligations and commercial commitments, please see notes 10 and 15 to our consolidated financial statements for the year ended December 31, 2002 contained in our Annual Report on Form 10-K. There were no new significant contractual obligations or commitments incurred during the first quarter of 2003.

As of March 31, 2003, our cash, cash equivalents and marketable investments in the amount of $124.3 million provided our principal sources of liquidity. Overall, we used $7.1 million from our cash, cash equivalents and marketable investments during the first quarter of 2003. Although we are targeting operating breakeven, based on top line revenue growth while maintaining the current operating expense structure, we estimate that we will continue to use cash throughout our fiscal 2003 to fund operating losses and to satisfy the obligations accrued for under our restructuring program. However, if revenue improvements do not materialize, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7,000,000 shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our board of directors, in open market, negotiated and block transactions. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. During the first quarter of 2003, we repurchased 1,102,300 shares of Common stock for an aggregate purchase price of $2.8 million. Since the announcement of the program, we have repurchased 1,887,300 shares of Common stock for an aggregate purchase price of $5.1 million. While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

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

Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 2002, 2001 and 2000, our three largest customers accounted for 18%, 18% and 12% of revenues, respectively. Our three largest customers accounted for 20% of revenues for the three months ended March 31, 2003.

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

The extended government vertical (Governments, including Healthcare) accounted for 49% of our software revenue in 2002 and 52% of software revenue in the first quarter of 2003. Sustaining and growing revenues in the government market will depend, in large part, on the following:

•	the adoption rate of our products within government departments and agencies;

•	the timing and amount of budget appropriations for information technology and specifically information security;

•	the timing of adoption of information security policies and regulations, including, but not limited to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Gramm-Leach-Bliley Act; and

•	our ability to develop and maintain the appropriate business relationships with partners with whom the government contracts for information security projects.

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

Historically, the outbreak of war has had an adverse affect upon the economy. In the event of war or significant terrorist act, any of the following may occur:

•	government spending could be reprioritized to wartime activities;

•	global enterprise spending budgets could be cut or delayed resulting in lower demand for our products; or

•	widespread and unprecedented acts of cyber-terrorism could cause disruption of communications and technology infrastructures, which could impact our customers of products and could have unforeseen economic impacts.

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

The market for digital identity and information security solutions is at an early stage of development. Continued growth of the digital identity security market will depend, in large part, on the following:

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

We target our products at the rapidly evolving market for digital identity and information security solutions. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed bases and significantly greater financial, technical, marketing and sales resources than we do. As a result, they may be able to react more quickly to emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products. In addition, certain of our current competitors in particular segments of the security marketplace may in the future broaden or enhance their offerings to provide a more comprehensive solution competing more fully with our functionality.

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

The emerging market for digital identity and information security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. To be competitive, we have to continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, and be first to market with new products and services or enhancements to existing products and services. Our failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse effect on our business, financial condition and results of operations.

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

We face additional risks in the Asia Pacific market due to our reliance on joint ventures and other factors.

In Japan we have an exclusive distribution arrangement with Secom and others called Entrust Japan Co., Ltd. This entity is a joint venture of which we own 39%, SECOM, a Japanese Security Company, owns 38%, and a group of other investors own the remaining 23%. Joint ventures have additional risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions.

In addition, Entrust personnel headquartered in Tokyo lead the sales efforts for the entire Asia Pacific market. A disruption in our Japanese joint venture could, therefore, impact our ability to execute in the entire region. Also, the outbreak of SARS in the region will have an impact on our ability to travel to and work with customers in at least portions of the region. It is likely that these restrictions will affect our ability to transact business in the near term.

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

As the number of security products in the industry and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. From time to time, we have received notices from third parties either soliciting our interest in obtaining a license under one or more patents owned or licensed by these third parties or suggesting that our products may be infringing one or more patents owned or licensed by these third parties. From time to time, we have received notices from various customers stating that we may be responsible for indemnifying such customers pursuant to indemnification obligations in product license agreements with such customers for alleged infringement of patents assigned to third parties. To date, we are not aware that any customer has filed an action against us for indemnification. In addition, third parties may assert infringement or misappropriation claims against us in the future. Defending or enforcing our intellectual property could be costly and could result in a diversion of management’s attention, which could have a significant adverse effect on our business, financial condition or results of operations. A successful claim against us could also have a significant adverse effect on our results of operations for the period in which damages are paid. Additionally, as a result of a successful claim, we could potentially be enjoined from using technology that is required for our products to remain competitive which could in turn have an adverse effect on our results of operations for subsequent periods.

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

We rely on partners to integrate our products with their products and to resell our products. Changes in these relationships could adversely affect our ability to sell our products.

We rely on partners to integrate our products with their products or to maintain adherence to industry standards so that our products will be able to work with them to provide enhanced security attributes. For example, our ability to provide digital signatures on Adobe forms is dependent upon Adobe continuing to allow Entrust to have access to their private Application Programming Interfaces in future releases. In addition, we have resale relationships with companies such as Critical Path and Waveset. Inability to maintain these relationships could have a material adverse effect on our results of operations.

We have entered into complex contracts, which require on going monitoring and administration. Failure to monitor and administer these contracts properly may result in liability or damages.

We enter into complex contractual agreements with our customers, suppliers and partners. Some of these contracts contain clauses, which, if not properly monitored and administered, may be breached and result in damages payable by us. These damages could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our Common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations;

•	new products introduced by, or new contracts entered into by, us or our competitors;

•	developments with respect to patents, copyrights or propriety rights;

•	conditions and trends in the security industry;

•	changes in financial estimates by securities analysts; and

•	general market conditions and other factors.

Nortel Networks’ ownership of approximately 13% of our voting stock could have the effect of impeding a change of control, and the sale of shares of Entrust Common stock held by Nortel Networks could negatively impact our share price.

As of March 31, 2003, Nortel Networks beneficially owned approximately 13% of our outstanding voting stock. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

Nortel Networks also has the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. Nortel Networks’ decisions to sell its shares could negatively affect our share price.

Provisions of our charter and bylaws may delay or prevent transactions that are in your best interests.

Our charter and bylaws contain provisions, including a staggered board of directors that may make it more difficult for a third party to acquire us, or may discourage bids to do so. We think these measures enable us to review offers for our shares of Common stock to determine if they are in the best interests of our stockholders. These provisions could limit the price that investors might be willing to pay for shares of our Common stock and could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding voting stock. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our outstanding voting stock.

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

The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2003, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY
	(in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$21,678	$—	$—	$—
Investments classified as held to maturity marketable investments	25,672	21,718	29,174	18,226

Total amortized cost	$47,350	$21,718	$29,174	$18,226

Fair value	$47,364	$21,803	$29,240	$18,296

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

On April 12, 2002, we increased our investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524,000, and by exchanging cash of approximately $957,000, Entrust software product valued at approximately $0.4 million and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. Our increased investment followed additional investments made by Toyota and SECOM in the fourth quarter of 2001. We believe that because of our additional investment, beginning in the second quarter of 2002, we have the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, in the second quarter of 2002, we began accounting for this investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, in the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years of $393,000, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of their voting stock, to the extent of our previous investment. In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $105,000 for the three months ended March 31, 2003, resulting in cumulative losses recorded to date of $707,000. These losses are attributable to our pro rata share of Entrust Japan’s losses in 2002 and the first quarter of 2003, while we had an equity ownership of approximately 39% of its voting stock. During 2002 and the first quarter of 2003, Entrust Japan exceeded the performance targets established at the date of increased investment. However, due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1.2 million equity investment in Entrust Japan at March 31, 2003 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of March 31, 2003, we believe that there had not been an impairment of our investment in Entrust Japan. However, there are risks associated with joint venture investments, including: failure to agree on budgets, market plans, staffing decisions and changes in strategic direction by one of the partners. If any one of these were to occur, the value of our investment could be adversely affected.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

Reports on Form 8-K:

On March 25, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K dated March 18, 2003 to report under Item 4 (Changes in Registrant’s Certifying Accountant) that the Audit Committee of our Board of Directors voted to dismiss Deloitte & Touche LLP as our independent certified public accountant. The decision to change accountants was approved by the Audit Committee of our Board of Directors in connection with the Committee’s solicitation of bids for our audit engagement. We also reported that the Audit Committee had engaged the accounting firm of Ernst & Young LLP on March 25, 2003 as the principal accountant to audit our consolidated financial statements for the year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.

    (Registrant)

Dated: May 6, 2003

/s/ David J. Wagner
David J. Wagner Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 6, 2003	/s/ F. William Conner
F. William Conner
Chief Executive Officer

I, David J. Wagner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Entrust, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 6, 2003	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Chief Executive Officer – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002