Form 10-Q
period 2003-06-30
ENTRUST INC
filed 2003-08-08
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No   ☐

There were 63,326,685 shares of the registrant’s $.01 par value Common stock outstanding as of August 5, 2003.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	JUNE 30, 2003	DECEMBER 31, 2002
(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$35,329	$32,043
Short-term marketable investments	66,328	85,980
Accounts receivable (net of allowance for doubtful accounts of $4,117 at June 30, 2003 and $2,976 at December 31, 2002)	17,022	22,323
Prepaid expenses and other	4,506	4,500

Total current assets	123,185	144,846
Long-term marketable investments	17,391	13,423
Property and equipment, net	11,361	12,795
Purchased product rights, net	—	1,702
Goodwill and other purchased intangibles, net	11,186	11,186
Long-term equity investment	1,026	1,264
Long-term strategic investments	78	2,858
Other long-term assets, net	1,532	1,497

Total assets	$165,759	$189,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,227	$11,226
Accrued liabilities	7,499	10,540
Accrued restructuring charges	39,725	33,166
Deferred revenue	20,408	16,547

Total current liabilities	76,859	71,479
Long-term liabilities	225	227

Total liabilities	77,084	71,706

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 63,305,426 and 64,491,634 issued and outstanding shares at June 30, 2003 and December 31, 2002, respectively	633	645
Additional paid-in capital	778,687	781,842
Unearned compensation	(25)	(39)
Accumulated deficit	(690,474)	(663,502)
Accumulated other comprehensive loss	(146)	(1,081)

Total shareholders’ equity	88,675	117,865

Total liabilities and shareholders’ equity	$165,759	$189,571

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(In thousands, except per share data)
Revenues:
License	$8,365	$11,905	$15,577	$23,994
Services and maintenance	14,075	14,601	28,567	30,035

Total revenues	22,440	26,506	44,144	54,029

Cost of revenues:
License	913	1,023	1,680	1,965
Services and maintenance	7,756	8,551	15,698	17,045

Total cost of revenues	8,669	9,574	17,378	19,010

Gross profit	13,771	16,932	26,766	35,019

Operating expenses:
Sales and marketing	10,354	10,732	18,981	22,877
Research and development	6,319	6,476	12,229	12,509
General and administrative	3,436	3,893	6,850	7,399
Amortization of purchased product rights	284	284	568	568
Impairment of purchased product rights	1,134	—	1,134	—
Restructuring charges and adjustments	11,390	(1,079)	11,390	(1,079)

Total operating expenses	32,917	20,306	51,152	42,274

Loss from operations	(19,146)	(3,374)	(24,386)	(7,255)

Other income (expense):
Interest income	502	816	1,032	1,750
Foreign exchange loss	(239)	(208)	(280)	(210)
Loss from equity investment	(133)	(370)	(238)	(370)
Write-down of long-term strategic investments	(2,780)	(1,238)	(2,780)	(1,238)

Total other expenses	(2,650)	(1,000)	(2,266)	(68)

Loss before income taxes	(21,796)	(4,374)	(26,652)	(7,323)
Provision for income taxes	146	400	320	795

Net loss	$(21,942)	$(4,774)	$(26,972)	$(8,118)

Net loss per share:
Basic	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Diluted	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Weighted average common shares used in per share computations:
Basic	63,401	65,102	63,697	64,932
Diluted	63,401	65,102	63,697	64,932

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	SIX MONTHS ENDED JUNE 30,
	2003	2002
(In thousands)

OPERATING ACTIVITIES:
Net loss	$(26,972)	$(8,118)
Non-cash items in net loss:
Depreciation and amortization	4,076	4,229
Impairment of purchased product rights	1,134	—
Write-down of long-term strategic investments	2,780	1,238
Unearned compensation amortized	14	62
Loss from equity investment	238	370
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,716	4,038
Increase in prepaid expenses and other	(6)	(1,158)
Decrease in accounts payable	(1,939)	(2,506)
Decrease in accrued liabilities	(2,732)	(3,428)
Increase (decrease) in accrued restructuring charges	6,558	(9,622)
Increase (decrease) in deferred revenue	4,221	(215)

Net cash used in operating activities	(6,912)	(15,110)

INVESTING ACTIVITIES:
Purchases of marketable investments	(195,881)	(219,619)
Dispositions of marketable investments	211,565	228,010
Purchases of property and equipment	(1,594)	(1,511)
Increase in equity investment	—	(957)
Decrease in long-term strategic investments	—	63
Increase in other long-term assets	(191)	(286)

Net cash provided by investing activities	13,899	5,700

FINANCING ACTIVITIES:
Repayment of long-term liabilities	(44)	(232)
Repurchase of common stock	(3,677)	—
Increase (decrease) in long-term deposits	(2)	11
Proceeds from exercise of stock options and sale of shares under employee stock purchase plan	510	1,796

Net cash provided by (used in) financing activities	(3,213)	1,575

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(488)	(79)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,286	(7,914)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,043	45,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,329	$37,353

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K.

NOTE 2. RESTRUCTURING AND OTHER CHARGES

May 2003 Restructuring Plan

On May 27, 2003, the Company announced an action plan aimed at lowering costs and better aligning its resources to customer needs. The plan allows the Company to have tighter integration between customer touch functions, which better positions the Company to take advantage of the market opportunities for its new products and solutions. The restructuring plan includes the elimination of positions to lower operating costs, the closing of under-utilized office capacity, and re-assessing the value of related excess long-lived assets. The Company also announced non-cash charges related to the impairment of a long-term strategic investment and the impairment of purchased product rights acquired through the enCommerce acquisition of June 2000.

The workforce portion included severance and related costs for 147 positions from all functional areas of the company and has been significantly completed by June 30, 2003, with the remaining costs to be incurred in the third quarter of 2003. The consolidation of under-utilized facilities includes costs relating to lease obligations through the first quarter of 2009, primarily from the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization of related impaired leaseholds and equipment. The facilities plan has not been executed as of June 30, 2003, therefore, there are no charges during the second quarter of 2003 related to these facilities, except for accelerated amortization on leaseholds and equipment whose estimated useful lives have been impacted by the plan to cease using the related excess capacity in the Company’s facilities. However, the Company expects the cease-use date for the excess capacity in each location to occur by the end of the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $10,070. Of this amount, $4,646 had been incurred by June 30, 2003 and charged to the restructuring charges line in the consolidated statement of operations for the second quarter.

In addition, the Company recorded a non-cash charge related to the impairment of a long-term strategic investment made in Brazil three years ago. Due to a decline in market conditions and a restructuring of the investee by its management, it was concluded that the investment had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, the Company recorded an impairment in the second quarter of $2,780.

As a result of actions undertaken in the restructuring, coupled with the commercial release of a next generation software product, the Company reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, the Company recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1,134, as the Company determined the asset had minimal fair value.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges for the May 2003 plan as at June 30, 2003 (table in millions):

	Total Charges Expected to be Incurred	Total Charges Incurred in Period and To Date	Cash Payments	Accrued Restructuring Charges at June 30, 2003
Workforce reduction and other personnel costs	$5.7	$4.3	$1.1	$3.2
Consolidation of excess facilities	4.4	0.3	0.3	—

Total	$10.1	$4.6	$1.4	$3.2

June 2001 Restructuring Plan

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

The workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001 and primarily related to severance costs, fringe benefits due to severed employees and outplacement services. The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company’s facility in Santa Clara, California. These costs are payable contractually over the remaining term of the Santa Clara facility lease, which runs through to 2011, reduced by estimated sublease recoveries. The Company continues to evaluate ongoing possibilities to settle this obligation in the most cost-effective manner and, therefore, it has been classified as current in nature. The discontinuance of non-core products and programs was primarily related to the discontinuance of certain of the Company’s business program initiatives and certain applications that had not achieved their growth and profitability objectives. In addition, the Company withdrew from certain committed marketing events and programs. The cash outflow related to the majority of these discontinued products and programs was substantially completed by the end of the second quarter of 2002, while estimated remaining marketing and distribution agreement obligations related to certain discontinued products of $2,750 were payable contractually through 2004. The Company had initiated all actions required by the restructuring plan by the end of the second quarter of 2002.

In connection with the May 2003 restructuring plan discussed above, which included a further reduction in space utilized at the Company’s Santa Clara, California facility, the Company reviewed market sub-lease rates in that region. Based on information supplied to the Company by its external real estate advisors, the Company has concluded that the sub-lease market will not recover in the timeframe that it had originally estimated due to the continued softening of sub-lease rates in that market, requiring an adjustment to increase the facility related accrual recorded in June 2001, by $6,743. This adjustment was charged to the restructuring charges line in the consolidated statement of operations for the second quarter.

In July 2003, the Company signed a settlement and general release agreement with Zix Corporation, that resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with Zix Corporation being settled at a value significantly less than the accrued $2,750 obligation at June 30, 2003. Under the settlement agreement, Entrust paid Zix Corporation $700 in July in fulfillment of all remaining obligations. This settlement resulted in savings to the Company of $2,050, which will be recorded through the restructuring charges line in the consolidated statement of operations for the third quarter of 2003.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges for the June 2001 plan as at June 30, 2003 and December 31, 2002 (table in millions):

	Accrued Restructuring Charges at December 31, 2002	Cash Payments	Adjustments in June 2003	Accrued Restructuring Charges at June 30, 2003
Workforce reduction and other personnel costs	$0.1	$0.1	$—	$—
Consolidation of excess facilities	29.9	3.1	6.7	33.5
Discontinuance of non-core products and programs	3.2	0.2	—	3.0

Total	$33.2	$3.4	$6.7	$36.5

NOTE 3. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss, as reported:	$(21,942)	$(4,774)	$(26,792)	$(8,118)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,626)	(8,098)	(6,454)	(15,071)

Pro forma net loss	$(24,568)	$(12,872)	$(33,246)	$(23,189)

Net loss per share:
Basic—as reported	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Basic—pro forma	$(0.39)	$(0.20)	$(0.52)	$(0.36)

Diluted—as reported	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Diluted—pro forma	$(0.39)	$(0.20)	$(0.52)	$(0.36)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three and six months ended June 30, 2003 was estimated at $2.19, $2.32, compared to $3.50 and $5.53 per option for the three and six months ended June 30, 2002, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Expected option life, in years	5	5	5	5
Risk free interest rate	2.55%	2.82%	4.52%	4.36%
Dividend yield	—	—	—	—
Volatility	117%	120%	118%	117%

The Company recorded amortization of unearned compensation of $6 and $14 into compensation expense for the three and six months ended June 30, 2003, respectively, related to options granted to non-employees in a prior period.

Stock Option Plans

The following tables summarize information concerning outstanding options and warrants as at June 30, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	1,030,075	4.2 years	$1.91	970,825	$1.89
$2.45 to $5.00	3,102,183	8.7 years	3.02	409,606	3.21
$5.01 to $6.72	1,206,964	6.2 years	5.78	730,129	5.86
$6.75 to $6.86	3,938,147	7.1 years	6.75	2,888,348	6.75
$6.87 to $10.00	4,349,117	7.4 years	6.89	2,410,035	6.90
$10.00 to $50.00	1,445,573	6.7 years	21.09	1,106,328	21.57
$50.01 to $130.25	47,261	6.7 years	77.22	39,282	77.76

Total:	15,119,320		7.21	8,554,553	8.24

The following table sets forth a comparison as of June 30, 2003, of the number of shares subject to options with exercise prices at or below the closing price per share of our Common stock on June 30, 2003 (“In-the-Money” options) to the number of shares of our Common stock subject to options with exercise prices greater than the closing price per share of our Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of June 30, 2003 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,199,706	1,754,810	2,954,516	20%
Out-of-the-Money	7,354,847	4,809,957	12,164,804	80%

Total Options Outstanding	8,554,553	6,564,767	15,119,320	100%

(1)	The closing price of our Common stock was $2.83 on June 30, 2003, as reported by the NASDAQ National Market

On August 1, 2003, the Company’s Board of Directors authorized a special grant to employees totaling approximately 2,400,000 options to purchase Common stock of the Company. The exercise price on these options was $3.20 per share, which was the market price of the Company’s stock on the date of grant.

NOTE 4. EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. (“Entrust Japan”)

On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524, and by exchanging cash of approximately $957, Entrust software product valued at $385 and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. The Company’s increased investment followed additional investments made by Toyota and SECOM in the fourth quarter of 2001. The Company concluded that because of the additional investment and increased voting ownership, as of the second quarter of 2002, it had the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, beginning in the same period of 2002, the Company began accounting for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, the Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $133 and $238 for the three and six months ended June 30, 2003, respectively, in its consolidated losses for the current fiscal year. To date, the Company has recorded cumulative losses from its investment in Entrust Japan of $840, since the increased investment in the second quarter of 2002.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), requires the primary beneficiary of a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation No. 46 requires disclosure of information about the nature, purpose and activities of consolidated variable interest entities in which the Company holds a significant variable interest. The provisions of Interpretation No. 46 are effective immediately for any interests in variable interest entities acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all variable interests acquired before February 1, 2003. The Company is currently evaluating the applicability of Interpretation No. 46 to its investment in Entrust Japan and the possible impact on its consolidated results of operations and consolidated balance sheet.

NOTE 5. STOCK REPURCHASE PROGRAM AND SHARE REGISTRATIONS

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. As of June 30, 2003, the Company has repurchased 2,229,200 shares of its Common stock under this program, for a total cash outlay of $5,937, at an average price of $2.66 per share, including commissions paid to brokers. For the three months ended June 30, 2003, the Company had repurchased 341,900 shares of its Common stock, for a total cash outlay of $844. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the new purchase of up to 7,000,000 shares of the Company’s Common stock, through September 1, 2004 in addition to the 2,229,200 shares already purchased.

Repurchases under the stock repurchase program may take place from time to time until September 1, 2004, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The timing and amount of shares repurchased will be determined by the Company’s management based on its evaluation of market and business conditions. The repurchased shares will be considered authorized but unissued shares of the Company and will be available for issuance under the Company’s stock incentive, employee stock purchase and other stock benefit plans, and for general corporate purposes, including possible acquisitions. The stock repurchase program will be funded using the Company’s working capital.

Nortel Networks Limited and its subsidiary Nortel Networks Inc., which we refer to collectively as “Nortel Networks”, has the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. In July 2003, the Company received notice of a demand registration from Nortel Networks pursuant to its Amended and Restated Registration Rights Agreement, dated July 29, 1998, with the Company. The demand is for the registration of the 8,351,259 shares of Entrust common stock that Nortel Networks Inc. holds. The Amended and Restated Registration Rights Agreement was set to expire in August 2003. The Company is currently in the process of complying with that demand and filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand.

NOTE 6. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three and six months ended June 30, 2003, the number of shares of Common stock issuable upon exercise of options excluded from the diluted net loss per share computation due to their antidilutive effect was 401,368 and 537,502 shares, respectively, compared to an antidilutive effect of 610,380 and 1,199,886 shares for the three and six months ended June 30, 2002, respectively.

In the three and six months ended June 30, 2003, the Company issued 142,629 and 248,992 shares, respectively, of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan. In addition, the Company issued 9,000 shares of its Common stock to non-employee members of an advisory committee during the second quarter of 2003 which were recorded in the consolidated statement of operations at their fair value on date of grant.

NOTE 7. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments and are stated at amortized cost. At June 30, 2003, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income. As at June 30, 2003, the Company did not hold any available for sale investments.

The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies. However, the Company is not presently engaged in any such hedges.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital at June 30, 2003. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. To date, the Company has recorded impairments totaling $14,817 with respect to these investments, which includes an impairment of $2,780 recorded in the quarter ended June 30, 2003 related to a strategic investment in Brazil. The net remaining balance, as of June 30, 2003, is $78. See note 2 for additional discussion.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately

39% of the voting share capital, and is accounted for by the Company using the equity method of accounting for investments in common stock (Note 4).

The Company recorded revenues representing less than 1% of total revenues for each of the three and six months ended June 30, 2003 and 2002, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost. In addition, revenues recorded by the Company from Entrust Japan represented less than 3% of total revenues for each of the three and six months ended June 30, 2003, compared to 2% of total revenues for each of the three and six months ended June 30, 2002.

NOTE 8. SEGMENT INFORMATION

The Company conducts business in one operating segment: the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s products and services is similar and, in general, the type of customers for those products and services is not distinguishable.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(21,942)	$(4,774)	$(26,972)	$(8,118)
Reversal of unrealized loss on investments upon disposition	—	—	—	220
Foreign currency translation adjustments	353	497	935	505

Comprehensive loss	$(21,589)	$(4,277)	$(26,037)	$(7,393)

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

NOTE 11. CONTINGENCIES

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. It had come to the Company’s attention that it might have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. The Company has been conducting a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement. At this time, the Company’s self-assessment is nearing completion and, as a result, the Company has been able to make a reasonable estimate of its probable liability. The Company accrued this estimated amount in the quarter ended June 30, 2003. Management believes that the self-assessed liability is not material and based on the current information available, that the final outcome will not have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under “Overview”, “Certain Factors that May Affect Our Business”, elsewhere in this report and in our Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

We were incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Limited and its subsidiary Nortel Networks Inc., which we refer to collectively as “Nortel Networks”. At the close of business on December 31, 1996, Nortel Networks transferred to us certain of their assets and liabilities, intellectual property, rights, licenses and contracts. In exchange, Nortel Networks received Series A Common stock, Special Voting stock and cash consideration. At the close of business on December 31, 1996, we issued Series B Common stock in a private placement. After the completion of the private placement, Nortel Networks owned approximately 73% of the outstanding shares of our voting stock assuming conversion of the Series B Common stock and Series B Non-Voting Common stock.

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

On June 4, 2001, we changed our name to Entrust, Inc.

At July 25, 2003, Nortel Networks Inc. owned 8,351,259 shares, or approximately 13%, of our Common stock. We received notice of a demand registration from Nortel Networks pursuant to its Amended and Restated Registration Rights Agreement, dated July 29, 1998, with the Company. The demand is for the registration of the 8,351,259 shares of Entrust common stock that Nortel Networks Inc. holds. The Amended and Restated Registration Rights Agreement was set to expire in August 2003. We are currently in the process of complying with that demand.

BUSINESS OVERVIEW

During the second quarter of 2003, we continued our strategy of focusing on core vertical and geographic markets. We also announced a restructuring plan that resulted in us recording restructuring charges of $11.4 million in the second quarter. The restructuring included charges for employee-related severance costs of approximately $4.3 million, charges of $6.7 million due to adjustments of projected sublet recoveries from future lease obligations for previously abandoned facilities in Santa Clara, California and charges of $357,000 related to accelerated amortization on leaseholds and equipment for facilities with excess capacity that we intend to abandon in the third quarter of 2003. In addition, impairments were recorded for a strategic investment made three years ago in Brazil of $2.8 million and for purchased product rights of $1.1 million. The purchased product rights impairment was the result of a re-assessment of this asset due to the restructuring plan.

Software revenues grew 16% from the first quarter of 2003 driven by our classic authentication products to both Enterprise and Government. In the quarter, approximately 62% of our revenues came from global enterprises implementing our authentication and authorization solutions. Revenues from digital certificate-based Secure Desktop Applications accounted for approximately 40% of software revenue. Secure Messaging, Secure VPN and secure authentication and encryption for customer applications were the key drivers for our classic PKI based solutions in the quarter. Secure Web Portal accounted for approximately 40% of the second quarter software revenue. Entrust Get-Access continued to show strength in the quarter as we continue to see additional interest in our authorization and web single sign-on solution since the launch of the latest version, GetAccess 7.0, in April of 2003. Entrust Certificate Services recorded their highest orders in more than two years. Increasingly customers are finding transparency, ease of administration and the quality of technical support as the critical values for web server security. Other highlights from the quarter included:

•	Our largest transaction in the quarter was with an existing customer in the U.S. Federal government. We had strength in the financial vertical with two of our top five deals coming from marquee global banking and financial institutions. Another top five transaction was with a global TrustedPartner for a large European wireless carrier, which successfully turned up service built on our secure identity and information solutions. The top five transactions accounted for 23% of second quarter 2003 revenues compared to 17% in the first quarter of 2003. Average transaction size of the top five customers in the quarter returned to historical levels.

•	We experienced our highest quarter of support and maintenance revenues since the company began. This was the third consecutive quarter for record support revenue, and strong support renewals helped drive the highest deferred revenue balance in nearly two years.

•	The average purchase size this quarter was $114,000, an increase of 24% from the first quarter of 2003 and in line with the average purchase over the last four quarters. Total software transactions were 71, which was down slightly from the first quarter of 2003 but within historical levels.

Our key technology-related accomplishments during the first quarter of 2003 included the following:

•	Entrust and Waveset announced, in April 2003, a strategic alliance designed to leverage each company’s technology and expertise to provide a suite of tightly integrated, comprehensive identity management solutions. The alliance enabled us to develop and launch the Entrust Secure Identity Management Solution, a comprehensive and cost-effective offering that allows governments and businesses to securely and easily deploy and manage identities for a broad range of enterprise and Web applications. As committed at the announcement of the alliance, Entrust has quickly executed, delivering the commercial release of the Secure Identity Management solution within 90 days. Additionally, Waveset has agreed to incorporate Entrust’s strong security capabilities into a version of its Waveset Lighthouse™ solution to secure management of enterprise identities. The two companies also intend to jointly develop and market new products and solutions, while collaborating on standards development within their joint areas of expertise.

•	We unveiled our latest Web access control solution, Entrust GetAccess™ 7.0, which includes a new server-based pricing model. The new Entrust solution allows enterprises and governments to extend their business activities on-line while benefiting from the built-in cost efficiencies associated with a server-based pricing model. In consultation with our customers, our new approach is tied to the frequency of transactions performed - a more accurate reflection of the value of portal applications to any organization.

•	We announced the commercial availability of Entrust Authority™ Security Manager 7.0 (Security Manager). Version 7.0 extends Security Manager’s position as the leading Public-Key Infrastructure (PKI), delivering new features that enhance its interoperability across a broader range of supported applications and customer environments, while continuing to drive down the cost of deploying and administering security. The latest release of Entrust Authority Security Manager also provides customers with more flexibility to meet the specific requirements of diverse security policies - including those mandated by legislation such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act and the Sarbanes-Oxley Act.

•	We also launched the Entrust Entelligence™ Security Provider solution, a new thin-client security platform that enables governments and enterprises to rapidly download and deploy security for their desktop applications such as e-mail, remote access and electronic forms.

•	We participated in an OASIS-sponsored interoperability demonstration at the 2003 Burton Catalyst Conference that showcased how user and device identities can be provisioned with Entrust® solutions using the Service Provisioning Markup Language (SPML). SPML is designed to offer organizations a common XML-based framework to exchange identity management requests and information both within and between enterprises.

•	We announced that the National Institute of Standards and Technology (NIST) and Canada’s Communications Security Establishment (CSE) have awarded the Entrust Authority™ Security Toolkit for Java, Version 6.1, with the Federal Information Processing Standard 140-2 (FIPS 140-2) validation. This makes it the first Java-based application developer toolkit in the market to achieve this critical security validation.

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

In the second quarter of 2003, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring and other special non-recurring charges, impairment of long-term strategic investments and purchased product rights, the provision of income taxes and stock-based compensation. The restructuring and other special non-recurring charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and other special non-recurring charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, impairment of long-term strategic investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our accounting processes and judgments.

Software Revenue Recognition

With respect to software revenue recognition, we recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, “Software Revenue Recognition”, Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and related accounting guidance and pronouncements.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 43% of gross accounts receivable at June 30, 2003,compared to 41% of gross accounts receivable at June 30, 2002. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of June 30, 2003, accounts receivable totaled $17.0 million, net of an allowance for doubtful accounts of $4.1 million.

Restructuring and Other Charges

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

As a result of the restructuring program and the impact of the macroeconomic conditions on us and our global base of customers, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001, with a subsequent increase of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002. In the second quarter of 2003, we made a further adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring program by $6.7 million to reflect a change in our projected sublet lease recoveries for our Santa Clara, California facility. We concluded that this was required as a result of our realization that the market for leased facilities in that region will not recover in the timeframe that we had estimated, as evidenced by significantly lower projected sublease rates for our facility as supplied to us by our external real estate advisors. We will also record a $2.1 million reduction to our June 2001 restructuring accrual in the third quarter of 2003, as a result of the July 2003 settlement, of an existing contractual obligation under a marketing and distribution agreement, at a value significantly less than the full accrued obligation.

We conducted our assessment of the accounting effects of the June 2001 restructuring program in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, APB Opinion No. 9, “Reporting the Results of Operations” and the relevant provisions of the SEC’s SAB No. 100, “Restructuring and Impairment Charges”.

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program of $36.5 million at June 30, 2003, could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results.

On May 27, 2003, we announced an action plan aimed at lowering costs and better aligning our resources to customer needs. The plan allows us to have tighter integration between our customer touch functions, which better positions us to take advantage of the market opportunities for our new products and solutions. The restructuring plan includes the elimination of positions to lower operating costs, closing of under-utilized office capacity, and re-assessing the value of related excess long-lived assets.

The workforce portion included severance and related costs for 147 positions from all functional areas of the company and has been significantly completed by June 30, 2003, with the remaining costs to be incurred in the third quarter of 2003. The consolidation of under-utilized facilities includes primarily remaining lease obligations through the first quarter of 2009, primarily from the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization on related impaired leaseholds and equipment, but has not been executed as of June 30, 2003. Therefore, there are no charges during the second quarter of 2003 related to these facilities, except for accelerated amortization on leaseholds and equipment whose estimated useful lives have been impacted by the plan to cease using the related excess capacity in our facilities. However, we expect the cease-use date for the excess capacity in each location to occur by the end of the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $10.1 million, of which $4.6 million had been incurred by June 30, 2003.

We conducted our assessment of the accounting effects of the May 2003 restructuring program in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, APB Opinion No. 9, “Reporting the Results of Operations” and the relevant provisions of the SEC’s SAB No. 100, “Restructuring and Impairment Charges”.

Our assessment required assumptions in estimating the original incurred and expected restructuring charges of $10.1 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring program of $3.3 million at June 30, 2003 and the $5.4 million of costs to be incurred in the third quarter of 2003, could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results.

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

We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. It was also determined that a further adjustment to the carrying value of the investments was necessary during 2002 in the amount of $1.2 million, to reflect other than temporary declines in the value of certain strategic investments. Due to a decline in market conditions and a restructuring of the investee by its management, we concluded that our investment in Modulo Security Solutions had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of $2.8 million. To date, we have recorded a total of $14.8 million of impairments with respect to our long-term strategic investments. Further write-downs may be required in the future depending upon our assessment of the performance of the underlying investee companies at that time. As of June 30, 2003, long-term strategic investments amounted to $78 thousand, which represents the remaining investment in Modulo Security Solutions in Brazil.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, during the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan for prior years in the amount of $393 thousand, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of its voting stock, to the extent of our previous investment and affected the results of periods prior to those shown here.

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602 thousand in our consolidated losses for 2002 and $133 thousand and $238 thousand for the three and six months ended June 30, 2003. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 39% of its voting stock.

During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, in the second quarter of 2003, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1.0 million equity investment in Entrust Japan at June 30, 2003 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of June 30, 2003, we believe that there has not been an impairment of our investment in Entrust Japan.

Impairment of Purchased Product Rights

Purchased product rights are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required.

In the first quarter of 2002, we assessed the nature and valuation of the purchased product rights, obtained in the acquisition of enCommerce in June 2000, in accordance with the guidance in SFAS No. 142, “Goodwill and Intangible Assets” and determined that it should most appropriately be treated as having a finite life. It was concluded that the original assumption made in the allocation of purchase price for the enCommerce acquisition of four years, ending in June 2004, remained the best estimate of useful life of this asset. We reviewed the valuation of the purchased product rights for impairment in the fourth quarter of 2002 in accordance with the provision of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and as part of an annual review process. The undiscounted value of estimated cash flow from this developed technology continued to exceed the carrying amount of the purchased product rights and therefore, no impairment was required at that time.

As a result of actions undertaken in the restructuring in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, in accordance with SFAS No. 144, we recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value.

Provision for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States. In addition, we have based the calculation of our income taxes in each jurisdiction upon inter-company agreements, which could be challenged by tax authorities in these jurisdictions. The income tax accounting process involves our estimating our actual current exposure in each jurisdiction together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $122.7 million as of June 30, 2003, which consists of U.S. and Foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $88.7 million and $34.0 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets due to our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these NOL’s and tax credit carry-forwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At June 30, 2003, a large percentage (approximately 80%) of our outstanding employee stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants under these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying Common stock on the date of grant. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to increase our net loss to $24.6 million and $33.2 million in the three and six months ended June 30, 2003, respectively, compared to $12.9 million and $23.2 million in the three and six months ended June 30, 2002, respectively, and consequently, increase our net loss per share to $0.39 and $0.52 for the three and six months ended June 30, 2003, respectively, compared to a net loss per share of $0.20 and $0.36 for the three and six months ended June 30, 2002, respectively. The effect for the year ended December 31, 2002 would have been to increase our net loss to $42.4 million and, consequently, increase our net loss per share to $0.65. However, Entrust believes, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 3 of our condensed consolidated financial statements, included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited)		(Unaudited)
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues:
License	37.3%	44.9%	35.3%	44.4%
Services and maintenance	62.7	55.1	64.7	55.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	4.1	3.8	3.8	3.6
Services and maintenance	34.5	32.3	35.6	31.6

Total cost of revenues	38.6	36.1	39.4	35.2

Gross profit	61.4	63.9	60.6	64.8

Operating expenses:
Sales and marketing	46.1	40.5	43.0	42.3
Research and development	28.2	24.4	27.7	23.2
General and administrative	15.3	14.7	15.5	13.7
Amortization of purchased product rights	1.3	1.1	1.3	1.0
Impairment of purchased product rights	5.1	—	2.6	—
Restructuring charges	50.7	(4.1)	25.8	(2.0)

Total operating expenses	146.7	76.6	115.9	78.2

Loss from operations	(85.3)	(12.7)	(55.3)	(13.4)

Other income (expense):
Interest income	2.2	3.1	2.3	3.3
Foreign exchange loss	(1.0)	(0.8)	(0.6)	(0.4)
Loss from equity investment	(0.6)	(1.4)	(0.5)	(0.7)
Write-down of long-term strategic investments	(12.4)	(4.7)	(6.3)	(2.3)

Total other expenses	(11.8)	(3.8)	(5.1)	(0.1)

Loss before income taxes	(97.1)	(16.5)	(60.4)	(13.5)
Provision for income taxes	0.7	1.5	0.7	1.5

Net loss	(97.8)%	(18.0)%	(61.1)%	(15.0)%

REVENUES

We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products. We recognize revenues in accordance with the provisions of the SOP No. 97-2, “Software Revenue Recognition”, SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and related accounting guidance and pronouncements.

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

Total Revenues

Total revenues were $22.4 million for the three months ended June 30, 2003, which represented a decrease of 15% from the $26.5 million of total revenues for the three months ended June 30, 2002. Total revenues were $44.1 million for the six months ended June 30, 2003, which represented a decrease of 18% from the $54.0 million of total revenues for the six months ended June 30, 2002. Total revenues derived from North America of $14.4 million for the three months ended June 30, 2003 represented a decrease of 24% from the $19.1 million for the three months ended June 30, 2002, while the total revenues derived from outside of North America of $8.0 million for the three months ended June 30, 2003 represented an increase of 8% from the $7.4 million for the three months ended June 30, 2002. Total revenues derived from North America of $29.7 million for the six months ended June 30, 2003 represented a decrease of 24% from the $38.9 million for the six months ended June 30, 2002, while total revenues derived from outside of North America of $14.4 million for the six months ended June 30, 2003 represented a decrease of 5% from the $15.1 million for the six months ended June 30, 2002. The overall decline in total revenues in the three and six months ended June 30, 2003 was driven by a reduced closure rate for software deals, particularly in the first quarter of 2003, due to an already soft global economic environment coupled with the war and continued uncertainty in Iraq. The effect was felt most strongly in North America, due to the continued soft economic climate, despite the fact that total revenues increased 3% in the second quarter of 2003 compared to the first quarter. The decline was heavily felt in Canada, where the first half of 2002 included significant revenues from software deliveries accounted for on a subscription basis for the Government of Canada Secure Channel project, the revenues from which were difficult to replace in the first half of 2003. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue. In the three and six months ended June 30, 2003, no individual customer accounted for 10% or more of total revenues.

License Revenues

License revenues of $8.4 million for the three months ended June 30, 2003 represented a decrease of 29% from the $11.9 million for the three months ended June 30, 2002, representing 37% and 45% of total revenues in the respective periods. License revenues of $15.6 million for the six months ended June 30, 2003 represented a decrease of 35% from the $24.0 million for the six months ended June 30, 2002, representing 35% and 44% of total revenues in the respective periods. The decrease in license revenues in absolute dollars primarily reflected the changed buying patterns that we experienced during the six-month period, with customers delaying purchases as a result of the soft economic climate internationally and concerns over the war in Iraq. In addition, the global downturn has had a significant impact on information technology projects and the commitments that customers have made to expenditures in this area, with customers buying to their immediate needs, as opposed to buying total project or enterprise wide. Also, the first half of 2003 experienced a significant decrease in license revenues in Canada, as compared to the first half of 2002, which included significant revenues from software deliveries accounted for on a subscription basis for the Government of Canada Secure Channel project. These revenues were difficult to replace in the first half of 2003. License revenues as a percentage of total revenues decreased for the three and six months ended June 30, 2003 compared to the same period in 2002 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software.

Services and Maintenance Revenues

Services and maintenance revenues of $14.1 million for the three months ended June 30, 2003 represented a decrease of 3% from the $14.6 million for the three months ended June 30, 2002, representing 63% and 55% of total revenues in the respective periods. Service and maintenance revenues of $28.6 million for the six months ended June 30, 2003 represented a decrease of 5% from the $30.0 million for the six months ended June 30, 2002, representing 65% and 56% in the respective periods. The decrease in services and maintenance revenues was due primarily to continued pressure on information technology services spending. However, support revenues and support contract renewals continue to be at the highest levels in our history, which helped to offset the effect of the decline in spending by customers on professional services as compared to the first half of 2002. We believe this support revenue performance reflects the value our products provided to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in conjunction with partners, as our solutions are now easier to deploy and, as a result, the demand for our consulting services has declined for customer deployment and integration requirements. The increase in services and maintenance revenues as a percentage of total revenues for the three and six months ended June 30, 2003 compared to the same periods in 2002 reflected the shift in the mix of revenues from license to services and maintenance revenues discussed in the previous section. This shift was largely due to the strength of demand for our services and maintenance business relative to the demand for software.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues and operating expenses associated with sales and marketing, research and development, general and administrative, amortization and impairment of purchased products rights and restructuring charges. Total expenses of $41.6 million for the three months ended June 30, 2003 represented a increase of 39% from $29.9 million for the three months ended June 30, 2002. Total expenses of $68.5 million for the six months ended June 30, 2003 represented a increase of 12% from $61.3 million for the six months ended June 30, 2002. As of June 30, 2003, we had 560 full-time employees globally, compared to 665 full-time employees at March 31, 2003 and 742 full-time employees at June 30, 2002. Additionally, 41 of the 560 employees have received notice that their employment will end in the third quarter of 2003. No employees are covered by any collective bargaining agreements, and we believe that our relationship with our employees is good.

Cost of License Revenues

Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was $913,000 for the three months ended June 30, 2003, which represented a decrease from $1.0 million for the three months ended June 30, 2002, representing 4% of total revenues in each of the respective periods. Cost of license revenues of $1.7 million for the six months ended June 30, 2003 represented a decrease from $2.0 million for the six months ended June 30, 2002, representing 4% of total revenues in each of the respective periods. While the cost of license revenues as a percentage of total revenues remained relatively flat for the three and six months ended June 30, 2003, compared to the same periods of 2002, the decrease in cost of license revenues in absolute dollars was primarily a result of lower software license revenues in the first half of 2003, compared to the same period in 2002. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.8 million for the three months ended June 30, 2003, which represented a decrease from $8.6 million for the three months ended June 30, 2002, representing 35% and 32% of total revenues for the respective periods. Cost of services and maintenance revenues was $15.7 million for the six months ended June 30, 2003, which represented a decrease from $17.0 million for the six months ended June 30, 2002, representing 36% and 32% of total revenues for the respective periods. The decrease in the cost of services and maintenance revenues in absolute dollars primarily reflected the decreased costs associated with lower levels of services and maintenance revenues experienced during the first half of 2003. The increase in the cost of services and maintenance revenues as a percentage of total revenues reflected the lower than expected software revenue performance in the first half of 2003, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues during this period compared to the first half of 2002.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 41% for the three months ended June 30, 2003 and 2002, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 43% for the six months ended June 30, 2003 and 2002, respectively. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues for the three and six months ended June 30, 2003, compared to the same period of 2002, was primarily due to improved support revenues and support contract renewals, which continue to be at the highest levels in our history, and resulted in higher margin attainment by the support and maintenance team. In addition, professional services margins were slightly improved as a result of the initial effects of the implementation of our restructuring plan during the second quarter.

Operating Expenses - Sales and Marketing

Sales and marketing expenses decreased to $10.4 million for the three months ended June 30, 2003 from $10.7 million for the comparable period in 2002. Sales and marketing expenses decreased to $19.0 million for the six months ended June 30, 2003 from $22.9 million for the six months ended June 30, 2002. Sales and marketing expenses represented 46% and 43% of total revenues for the three and six months ended June 30, 2003, compared to 41% and 42% for the comparable periods in 2002. The decrease in absolute dollars was due mainly to the continued management discipline with respect to spending, and more specifically as a result of the reduction in expenses related to sales commissions due to the lower revenue achievement in the first half of 2003 compared to the same period in 2002. The increase in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2003, compared to the same periods in 2002, largely due to the lower-than-expected revenue achievement during the first half of 2003, while these costs were largely fixed for the majority of the first half of 2003 at spending levels based upon higher budgeted revenues. In addition, the increase for the six months ended June 30, 2003 compared to the same period in 2002 was due to the spending and investment on marketing initiatives and programs for new product releases during the second quarter of 2003. However, we have continued to implement significant efficiencies into our sales processes and continue greater discipline in expense management as we streamline the sales and marketing organizations. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments in sales and marketing to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the second quarter of 2003, the allowance for doubtful accounts increased $1.1 million to $4.1 million as a result of evaluating the accounts receivable aging at June 30, 2003, with the increase being recorded as a bad debt expense for the three and six months ended June 30, 2003. The increase relates to one particular customer receivable balance, and is not indicative of an overall decline in the quality of our accounts receivable. Generally, we have continued to experience effective cash collections during the first half of 2003.

Operating Expenses - Research and Development

Research and development expenses decreased to $6.3 million and $12.2 million for the three and six months ended June 30, 2003 from $6.5 million and $12.5 million for the comparable periods in 2002. Research and development expenses represented 28% of total revenues for the three and six months ended June 30, 2003, compared to 24% and 23% for the comparable periods in 2002. The slight decrease in research and development expenses in absolute dollars for the three and six months ended June 30, 2003, compared to the same periods in 2002, was due mainly to the continued management discipline in spending in this critical area, especially in the second quarter of 2003 as a result of the initial effects of our restructuring plan implementation. Research and development expenses as a percentage of total revenues for the three and six months ended June 30, 2003 increased compared to the same periods in 2002, mainly due to the lower-than-expected license revenues during the first half, while these costs were largely fixed for the majority of the first half of 2003 at spending levels based upon higher budgeted revenues. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership and thus, expect research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses - General and Administrative

General and administrative expenses decreased to $3.4 million and $6.9 million for the three and six months ended June 30, 2003 from $3.9 million and $7.4 million for the comparable periods in 2002. General and administrative expenses represented 15% and 16% of total revenues for the three and six months ended June 30, 2003, compared to 15% and 14% for the comparable periods in 2002. General and administrative expenses in absolute dollars have decreased in the three and six months ended June 30, 2003, compared to the same periods in 2002, due mainly to the continued management discipline in these areas and the implementation of our restructuring plan in the second quarter of 2003. General and administrative expenses as a percentage of total revenues have remained flat for the three month period ending June 30, 2003, compared to the quarter ending June 30, 2002, and have increased for the six month period ended June 30, 2003, compared to the same period in 2002, due primarily to the lower-than-expected revenue achievement during the first half of 2003, as these expenses include a high degree of fixed costs. We continue to look for ways to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles and Impairment of Purchased Product Rights

Amortization expense in connection with acquisition-related intangibles for the three and six months ended June 30, 2003 is consistent with the same periods of 2002. Amortization of purchased product rights of $284 thousand and $568 thousand was expensed for each of the three and six months ended June 30, 2003 and 2002. No amortization of goodwill and other purchased intangibles assets was recorded as a result of the adoption of SFAS No. 142 as of January 2002.

As a result of actions undertaken in the restructuring in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, we recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value.

Restructuring and Other Charges

On May 27, 2003, we announced an action plan aimed at lowering costs and better aligning our resources to customer needs. The plan allows us to have tighter integration between our customer touch functions, which better positions us to take advantage of the market opportunities for our new products and solutions. The restructuring plan includes the elimination of positions through layoffs and attrition to lower operating costs and the closing of under-utilized office capacity and reassessing the value of related excess long-lived assets. We had also announced non-cash charges related to the impairment of a long-term strategic investment and the impairment of purchased product rights acquired through the enCommerce acquisition of June 2000.

The workforce portion included severance and related costs for 147 positions from all functional areas of the company and has been significantly completed by June 30, 2003, with the remaining costs to be incurred in the third quarter of 2003. The consolidation of under-utilized facilities includes costs relating to lease obligations through the first quarter of 2009, primarily from the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization on related impaired leaseholds and equipment. The facilities plan has not been executed as of June 30, 2003, therefore, there are no charges during the second quarter of 2003, related to these facilities, except for accelerated amortization on leaseholds and equipment whose estimated useful lives have been impacted by the plan to cease using the related excess capacity in our facilities. However, we expect the cease-use date for the excess capacity in each location to occur by the end of the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $10.1 million. Of this amount, $4.6 million had been incurred by June 30, 2003, and charged to the restructuring charges line in the statement of operations for the second quarter.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan as at June 30, 2003 (table in millions):

	Total Charges Expected to be Incurred	Total Charges Incurred in Period and To Date	Cash Payments	Accrued Restructuring Charges at June 30, 2003
Workforce reduction and other personnel costs	$5.7	$4.3	$1.1	$3.2
Consolidation of excess facilities	4.4	0.3	0.3	—

Total	$10.1	$4.6	$1.4	$3.2

In connection with the May 2003 restructuring plan, which included a further reduction in space utilized at our Santa Clara, California facility, we reviewed market sub-lease rates in that region. Based on information supplied to us by our external real estate advisors, we have concluded that the sub-lease market will not recover in the timeframe that we had originally estimated due to the continued softening of sub-lease rates in that market, requiring an adjustment to increase the facility related accrual recorded in June 2001, by $6.7 million. This adjustment was charged to the restructuring charges line in the consolidated statement of operations for the second quarter.

In July 2003, we signed a settlement and general release agreement with Zix Corporation, that resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with Zix Corporation being settled at a value significantly less than the accrued $2.8 million obligation at June 30, 2003. Under the settlement agreement, we paid Zix Corporation $700 thousand in July in fulfillment of all remaining obligations. This settlement resulted in savings for us of $2.1 million, which will be recorded through the restructuring charges line in our consolidated statement of operations for the third quarter of 2003.

An adjustment to decrease the accrual for restructuring charges and to credit operations under restructuring charges of $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. We had initiated all actions required by the June 2001 restructuring plan by June 2002.

Write-down of Long-term Strategic Investments

We recorded a non-cash charge related to the impairment of a long-term strategic investment made in Brazil three years ago. Due to a decline in market conditions and a restructuring of the investee by its management, we concluded that the investment had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of $2.8 million. We had determined that an adjustment to the carrying value of our long-term strategic investments was necessary during the second quarter of 2002 in the amount of $1.2 million, to reflect other than temporary declines in the value of certain strategic investments.

Interest Income

Interest income decreased to $502,000 and $1.0 million for the three and six months ended June 30, 2003, respectively, from $816,000 and $1.8 million for the three and six months ended June 30, 2002, respectively, representing 2% of total revenues for each of the three and six months ended June 30, 2003, compared to 3% of total revenues for each of the three and six months ended June 30, 2002. The decrease in investment income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and stock repurchases. In addition, to a lesser extent, the decrease was due to lower interest rates that have been available for the three and six months ended June 30, 2003, compared to the same period in 2002.

Loss from Equity Investment

We recorded $133,000 and $238,000 of losses related to our investment in Entrust Japan for the three and six months ended June 30, 2003, respectively, compared to $370,000 for the three and six months ended June 30, 2002. This investment is accounted for under the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for the three and six months ended June 30, 2003 on an equity accounting basis, based on an approximate 39% ownership interest in the voting capital of Entrust Japan.

Provision for Income Taxes

We recorded an income tax provision of $146,000 and $320,000 for the three and six months ended June 30, 2003, respectively, compared to $400,000 and $795,000 for the same periods of 2002. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the amortization of purchased product rights and the impairment of long-term strategic investments and purchased product rights, as well as an adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $6.9 million in operating activities during the six months ended June 30, 2003. This cash outflow was primarily a result of a net loss before non-cash charges of $18.7 million and a net decrease in accounts payable and accrued liabilities of $4.7 million, partially offset by cash inflows resulting from a decrease in accounts receivable of $5.7 million, a net increase in accrued restructuring charges of $6.6 million, and an increase in deferred revenue of $4.2 million. Our average days sales outstanding at June 30, 2003 was 68 days, which represents a decrease from the 80 days that we reported at March 31, 2003. The overall decrease in days sales outstanding from March 31, 2003 was mainly due to an effective focus on cash collections and stronger in-quarter revenue collections during the second quarter of 2003 as well as an increase in the allowance for doubtful accounts. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During the six months ended June 30, 2003, we generated $13.9 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $15.7 million (net of $195.9 million of marketable investment purchases). This was partially offset by $1.6 million invested in property and equipment primarily for computer hardware upgrades throughout our organization.

We used cash of $3.2 million in financing activities during the six months ended June 30, 2003, primarily for the repurchase of our Common stock in the amount of $3.7 million, offset by cash provided by the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

For disclosure regarding our contractual obligations and commercial commitments, please see notes 10 and 15 to our consolidated financial statements for the year ended December 31, 2002 contained in our Annual Report on Form 10-K. There were no new significant contractual obligations or commitments incurred during the first half of 2003.

As of June 30, 2003, our cash, cash equivalents and marketable investments in the amount of $119.0 million provided our principal sources of liquidity. Overall, we used $5.2 million from our cash, cash equivalents and marketable investments during the second quarter of 2003 and $12.4 million in the first half of 2003. Although we are targeting operating breakeven, we estimate that we will continue to use cash throughout our fiscal 2003 to fund operating losses and to satisfy the obligations accrued for under our restructuring programs. However, if revenue improvements and operating expense reductions do not materialize, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7.0 million shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our board of directors, in open market, negotiated or block transactions. In July 2003, we announced that our board of directors had agreed to extend the expiry date of the stock repurchase program to September 1, 2004 and to permit the new purchase of up to 7,000,000 shares of the Company’s common stock in addition to the 2,229,200 shares already purchased. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. During the second quarter of 2003, we repurchased 341,900 shares of Common stock for an aggregate purchase price of $844 thousand. Since the announcement of the program, we have repurchased 2,229,200 shares of Common stock for an aggregate purchase price of $5.9 million. While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

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

Estimating future revenues is difficult because we ship our products soon after an order is received and, as such, we do not have a significant order backlog. Thus, quarterly license revenues depend heavily upon orders received and shipped within the same quarter. Moreover, we historically have recorded 50% to 80% of our total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. We expect that this concentration of revenues, which is attributable in part to the tendency of some customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue.

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

Transactions for our solutions often involve large expenditures, and the sales cycles for these transactions are often lengthy and unpredictable. Factors affecting the sales cycle include:

•	customers’ budgetary constraints, particularly in a soft economic environment where technology spending is often deferred;

•	the timing of customers’ budget cycles; and

•	customers’ internal approval processes.

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

Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 2002, 2001 and 2000, our three largest customers accounted for 18%, 18% and 12% of revenues, respectively. Our three largest customers accounted for 26% of revenues for the three months ended June 30, 2003.

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

The extended government vertical (Governments, including Healthcare) accounted for 49% of our software revenue in 2002 and 32% of software revenue in the second quarter of 2003. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

In addition, failure to properly monitor pricing on government contracts could result in liability for penalties to the government for non-compliance.

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

We have invested in technology companies in the start-up or development stage whose products and technology may not succeed with the result that we lose all or substantially all of our investments.

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in relevant markets, we could lose all or substantially all of our investments in these companies.

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

Our future success depends upon our ability to continue to attract and retain highly qualified scientific, technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the field of cryptography, and there can be no assurance that we can retain our key scientific, technical, sales and managerial employees or that we can attract, motivate or retain other highly qualified personnel in the future. These challenges are made more severe by our recent history of operating losses, the employment reductions from our restructurings, and the fact that the exercise price of the substantial majority of outstanding stock options is below the current market price of our stock. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

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

In Japan, we have an exclusive distribution arrangement with Secom and others called Entrust Japan Co., Ltd. This entity is a joint venture of which we own 39%, SECOM, a Japanese Security Company, owns 38%, and a group of other investors own the remaining 23%. Joint ventures have additional risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions.

In addition, Entrust personnel headquartered in Tokyo lead the sales efforts for the entire Asia Pacific market. A disruption in our Japanese joint venture could, therefore, impact our ability to execute in the entire region. Also, the outbreak of SARS in the region has had an impact on our ability to travel to and work with customers in at least portions of the region. It is likely that these restrictions will affect our ability to transact business in the near term.

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

As of July 25, 2003, Nortel Networks beneficially owned approximately 8,351,259 shares of our common stock or 13% of our outstanding voting stock. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

Nortel Networks also has the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. The Company has received notice of a demand registration from Nortel Networks pursuant to its Amended and Restated Registration Rights Agreement, dated July 29, 1998, with the Company. The demand is for the registration of the approximately 8.3 million shares of Entrust common stock that Nortel holds. The Amended and Restated Registration Rights Agreement was set to expire in August of this year. The Company is currently in the process of complying with that demand and filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand. Nortel Networks’ decisions to sell its shares could negatively affect our share price.

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

The following table presents the cash, cash equivalents and marketable investments that we held at June 30, 2003, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 Months	3–6 Months	More than 6 Months	More than 12 Months
Investments classified as cash and cash equivalents	$31,140	$—	$—	$—
Investments classified as held to maturity marketable investments	21,608	15,039	29,681	17,391

Total amortized cost	$52,748	$15,039	$29,681	$17,391

Fair value	$52,794	$15,055	$29,748	$17,495

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, and the European Union. This exposure is not considered to be material with respect to the United Kingdom and European operations due to the fact that these operations are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through the Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but the expenses would be higher in a corresponding fashion and to a greater degree.

We do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. Prior to the second quarter of 2003, we have recorded losses of $12.0 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments. During the three month period ended June 30, 2003, we recorded an additional impairment of $2.8 million related to these strategic equity investments. Total strategic equity investments as of June 30, 2003 are $78 thousand.

On April 12, 2002, we increased our investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39% by converting a previous cash advance of $524 thousand, and by exchanging cash of approximately $957 thousand, Entrust software product valued at approximately $385 thousand and distribution rights for certain Entrust products for the Japanese market, for additional shares in Entrust Japan. Our increased investment followed additional investments made by Toyota and SECOM in the fourth quarter of 2001. We believe that because of our additional investment, beginning in the second quarter of 2002, we have the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, in the second quarter of 2002, we began accounting for this investment in Entrust Japan under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, in the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years of $393,000, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of their voting stock, to the extent of our previous investment. In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $133 thousand and $238 thousand for the three and six months ended June 30, 2003, resulting in cumulative losses recorded to date of $840 thousand. These losses are attributable to our pro rata share of Entrust Japan’s losses in 2002 and the first half of 2003, while we had an equity ownership of approximately 39% of voting stock. During 2002, Entrust Japan exceeded the performance targets established at the date of increased investment. However, in the second quarter of 2003, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1.0 million equity investment in Entrust Japan at June 30, 2003 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of June 30, 2003, we believe that there had not been an impairment of our investment in Entrust Japan. However, there are risks associated with joint venture investments, including: failure to agree on budgets, market plans, staffing decisions and changes in strategic direction by one of the partners. If any one of these were to occur, the value of our investment could be adversely affected.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Entrust management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 30, 2003 (the end of the period covered by this quarterly report), of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of June 30, 2003.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2003, we held our Annual Meeting of Stockholders. Shares of Common stock with 48,091,154 votes were represented at the meeting out of a total of 63,487,379 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast:

1)	A proposal to elect F. William Conner as a Class II Director for a three-year term.

For the above-referenced matter (1), 47,712,539 votes were cast in favor and 378,615 were withheld.

2)	A proposal to elect Douglas Schloss as a Class II Director for a three-year term.

For the above-referenced matter (2), 47,048,901 votes were cast in favor and 1,042,253 were withheld.

3)	Ratification of the appointment of Ernst & Young LLP as our independent public accountants for the current year.

For the above-referenced matter (3), 47,815,346 votes were cast in favor, 265,506 were cast against, 10,302 abstained from voting and there were no broker non-votes.

Directors who were not elected at the meeting but whose term of office continued after the meeting are General Wesley K. Clark, Butler C. Derrick Jr., Terrell B. Jones, Michael P. Ressner, Liener Temerlin and Edward O. Vetter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, dated August 8, 2003, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, dated August 8, 2003, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, dated August 8, 2003, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, dated August 8, 2003, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(i)	We furnished a Current Report on Form 8-K under Items 7(c ) and 9 on April 3, 2003 announcing our preliminary financial results for the fiscal quarter ended March 31, 2003.

(ii)	We furnished a Current Report on Form 8-K under Item 9 on April 22, 2003 announcing our financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: August 8, 2003

	By:	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, dated August 8, 2003, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, dated August 8, 2003, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, dated August 8, 2003, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, dated August 8, 2003, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.