Form 10-Q
period 2003-09-30
ENTRUST INC
filed 2003-11-14
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 63,525,565 shares of the registrant’s $.01 par value Common stock outstanding as of November 11, 2003.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	(Unaudited) SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$37,372	$32,043
Short-term marketable investments	55,998	85,980
Accounts receivable (net of allowance for doubtful accounts of $4,037 at September 30, 2003 and $2,976 at December 31, 2002)	16,315	22,323
Prepaid expenses	2,661	3,450
Other receivables	1,411	1,050

Total current assets	113,757	144,846
Long-term marketable investments	17,022	13,423
Property and equipment, net	8,603	12,795
Purchased product rights, net	—	1,702
Goodwill and other purchased intangibles, net	11,186	11,186
Long-term equity investment	814	1,264
Long-term strategic investments	78	2,858
Other long-term assets, net	1,623	1,497

Total assets	$153,083	$189,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,470	$11,226
Accrued liabilities	7,415	10,540
Accrued restructuring charges	38,341	33,166
Deferred revenue	18,419	16,547

Total current liabilities	72,645	71,479
Long-term liabilities	225	227

Total liabilities	72,870	71,706

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 63,508,041 and 64,491,634 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	635	645
Additional paid-in capital	779,141	781,842
Unearned compensation	(24)	(39)
Accumulated deficit	(699,428)	(663,502)
Accumulated other comprehensive loss	(111)	(1,081)

Total shareholders’ equity	80,213	117,865

Total liabilities and shareholders’ equity	$153,083	$189,571

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Revenues:
License	$5,159	$8,548	$20,736	$32,542
Services and maintenance	14,879	15,460	43,446	45,495

Total revenues	20,038	24,008	64,182	78,037

Cost of revenues:
License	881	803	2,561	2,768
Services and maintenance	7,926	8,177	23,624	25,222
Amortization of purchased product rights	—	284	568	852

Total cost of revenues	8,807	9,264	26,753	28,842

Gross profit	11,231	14,744	37,429	49,195

Operating expenses:
Sales and marketing	8,758	11,043	27,739	33,920
Research and development	5,953	5,827	18,182	18,336
General and administrative	3,223	3,525	10,073	10,924
Impairment of purchased product rights	—	—	1,134	—
Restructuring charges and adjustments	2,233	—	13,623	(1,079)

Total operating expenses	20,167	20,395	70,751	62,101

Loss from operations	(8,936)	(5,651)	(33,322)	(12,906)

Other income (expense):
Interest income	377	754	1,409	2,504
Foreign exchange gain (loss)	(92)	96	(372)	(114)
Loss from equity investment	(212)	(135)	(450)	(505)
Write-down of long-term strategic investments	—	—	(2,780)	(1,238)

Total other income (expense)	73	715	(2,193)	647

Loss before income taxes	(8,863)	(4,936)	(35,515)	(12,259)
Provision for income taxes	91	276	411	1,071

Net loss	$(8,954)	$(5,212)	$(35,926)	$(13,330)

Net loss per share:
Basic	$(0.14)	$(0.08)	$(0.56)	$(0.21)
Diluted	$(0.14)	$(0.08)	$(0.56)	$(0.21)
Weighted average common shares used in per share computations:
Basic	63,407	65,115	63,601	64,993
Diluted	63,407	65,115	63,601	64,993

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)	2003	2002
OPERATING ACTIVITIES:
Net loss	$(35,926)	$(13,330)
Non-cash items in net loss:
Depreciation and amortization	6,620	6,689
Impairment of purchased product rights	1,134	—
Write-down of long-term strategic investments	2,780	1,238
Unearned compensation amortized	60	62
Loss from equity investment	450	505
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,378	5,231
(Increase) decrease in prepaid expenses	789	(3)
Increase in other receivables	(361)	(158)
Decrease in accounts payable	(2,711)	(3,184)
Decrease in accrued liabilities	(2,833)	(2,181)
Increase (decrease) in accrued restructuring charges	5,175	(11,462)
Increase (decrease) in deferred revenue	2,179	(1,582)

Net cash used in operating activities	(16,266)	(18,175)

INVESTING ACTIVITIES:
Purchases of marketable investments	(186,961)	(289,349)
Maturities of marketable investments	213,344	289,772
Purchases of property and equipment	(1,348)	(2,035)
Increase in equity investment	—	(957)
Decrease in long-term strategic investments	—	63
Increase in other long-term assets	(367)	(476)

Net cash provided by (used in) investing activities	24,668	(2,982)

FINANCING ACTIVITIES:
Repayment of long-term liabilities	(44)	(252)
Repurchase of common stock	(3,677)	(350)
Decrease in long-term deposits	(2)	—
Proceeds from exercise of stock options and sale of shares under employee stock purchase plan	921	2,124

Net cash provided by (used in) financing activities	(2,802)	1,522

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(271)	105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,329	(19,530)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,043	45,267

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,372	$25,737

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in thousands, except per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2003 presentation, namely, the classification of amortization of purchased product rights on the condensed consolidated statements of operations.

NOTE 2. RESTRUCTURING AND OTHER CHARGES

May 2003 Restructuring Plan

Following the first quarter of 2003, when the Company’s revenue attainment fell short of its expectations and guidance, management began a re-assessment of the Company’s operations to ensure that its expenses were optimally aligned to its customers and markets, and structured such that it could achieve its financial break even target for the fourth quarter of 2003. In addition, during the second quarter of 2003, the Company completed development on more new products than in any other quarterly period in the Company’s history. Completion of these development programs allowed the Company to re-assess its development program.

On May 27, 2003, the Company announced a restructuring plan aimed at lowering costs and better aligning its resources to customer needs. The plan allows the Company to have tighter integration between customer touch functions, which better positions the Company to take advantage of the market opportunities for its new products, and solutions. The restructuring plan included eliminating positions to lower operating costs, closing under-utilized office capacity, and re-assessing the useful life of related excess long-lived assets. The Company also announced non-cash charges related to the impairment of a long-term strategic investment and the impairment of purchased product rights acquired through the enCommerce acquisition of June 2000.

The workforce portion of the restructuring plan included severance and related costs for 151 positions from all functional areas of the Company and had been significantly completed by June 30, 2003, with the remaining costs of $524 incurred in the third quarter of 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009, primarily from the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization of related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, the Company recorded $3,759 of charges during the third quarter of 2003 relating to these facilities, including $953 for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess capacity in the Company’s facilities and $2,806 for lease obligations related to excess capacity at Company locations for which the cease-use date occurred during the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $8,929. Of this amount, $4,646 had been incurred by June 30, 2003 and charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2003, while the remaining $4,283 was recorded in the third quarter of 2003.

In addition, the Company recorded a non-cash charge related to the impairment of a long-term strategic investment made in Brazil three years ago. Due to a decline in market conditions and a restructuring of the investee by its management, it was concluded that the investment had suffered an other than temporary decline in fair value as determined by third-party market transactions, and as such, the Company recorded an impairment in the second quarter of 2003 of $2,780.

As a result of actions undertaken in the restructuring, coupled with the commercial release of a next generation software product, the Company reviewed the estimated future cash flows from the developed technology acquired from enCommerce, Inc. (“enCommerce”). Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, in the second quarter of 2003, the Company recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1,134, as the Company determined the asset had minimal fair value.

The restructuring will result in a reduction of all expense lines including: total cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. As a result of the implementation of the restructuring plan, management expects the Company’s total expenses (operating expenses plus cost of revenues) to be $24,000 in the fourth quarter of 2003, a reduction of $4,800 from the $28,800 incurred during the second quarter of 2003. Management does not expect the restructuring plan to materially impact its revenues positively or negatively. It is possible, however, that revenues may be negatively impacted.

In terms of long-term liquidity requirements, the Company expects to fund $1,700 of its accrued restructuring charges for the May 2003 restructuring before the end of the current fiscal year, and expects the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $1,900 in fiscal 2004, $800 in fiscal 2005, $100 in fiscal 2006 and $400 in fiscal 2007 and beyond. The Company believes that its existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges for the May 2003 plan at September 30, 2003:

	Total Charges Expected to be Incurred	Accrued Restructuring Charges at June 30, 2003	Total Charges Incurred in Period	Cash Payments	Accrued Restructuring Charges at September 30, 2003
	(in millions)
Workforce reduction and other personnel costs	$4.8	$3.2	$0.5	$1.5	$2.2
Consolidation of excess facilities	4.1	—	3.8	1.1	2.7

Total	$8.9	$3.2	$4.3	$2.6	$4.9

June 2001 Restructuring Plan

On June 4, 2001, the Company announced a Board-approved restructuring plan to refocus on the Company’s most significant market opportunities and to reduce operating costs due to the macroeconomic factors that were negatively affecting technology investment in the market. The restructuring plan included a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

The workforce portion of the restructuring plan was largely completed by the end of the fourth quarter of 2001 and primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company’s facility in Santa Clara, California. These costs are payable contractually over the remaining term of the Santa Clara facility lease, which runs through 2011, reduced by estimated sublease recoveries. The Company continues to evaluate ongoing possibilities to settle this obligation in the most cost-effective manner and, therefore, it has been classified as current in nature. The discontinuance of non-core products and programs was primarily related to the discontinuance of certain of the Company’s business program initiatives and certain applications that had not achieved their growth and profitability objectives. In addition, the Company withdrew from certain committed marketing events and programs. The cash outflow related to the majority of these discontinued products and programs was substantially completed by the end of the second quarter of 2002, while estimated remaining marketing and distribution agreement obligations related to certain discontinued products of $2,750 were settled in the third quarter of 2003. The Company had initiated all actions required by the restructuring plan by the end of the second quarter of 2002.

In connection with the May 2003 restructuring plan discussed above, which included a further reduction in space utilized at the Company’s Santa Clara, California facility, the Company reviewed market sublease rates in that region. Based on information supplied to the Company by its external real estate advisors, the Company concluded that the sublease market would not recover in the timeframe that it had originally estimated due to the continued softening of sublease rates in that market, and that this required an adjustment to increase the facility related accrual recorded in June 2001 by $6,743. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2003.

In July 2003, the Company signed a settlement and general release agreement with Zix Corporation, which resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with Zix Corporation being settled at a value significantly less than the accrued $2,750 obligation at June 30, 2003. Under the settlement agreement, Entrust paid Zix Corporation $700 in July in fulfillment of all remaining obligations. This settlement resulted in the reversal of an accrual by the Company of $2,050, which was recorded through the restructuring charges line in the condensed consolidated statement of operations for the third quarter of 2003.

In terms of long-term liquidity requirements, the Company expects to fund $900 of its accrued restructuring charges for the June 2001 restructuring before the end of the current fiscal year, and expects the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,700 in fiscal 2004, $3,000 in fiscal 2005, $3,400 in fiscal 2006 and $22,400 in fiscal 2007 and beyond. The Company believes that its existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges for the June 2001 plan at September 30, 2003 and December 31, 2002:

	Accrued Restructuring Charges at December 31, 2002	Cash Payments	Adjustments in June 2003	Adjustments in September 2003	Accrued Restructuring Charges at September 30, 2003
	(in millions)
Workforce reduction and other personnel costs	$0.1	$0.1	$—	$—	$—
Consolidation of excess facilities	29.9	3.5	6.7	—	33.1
Discontinuance of non-core products and programs	3.2	0.8	—	(2.1)	0.3

Total	$33.2	$4.4	$6.7	$(2.1)	$33.4

At September 30, 2003, we estimated a total of $24,885 of estimated sublease recoveries in our restructuring accrual. Of this amount, $24,654 is related to the Santa Clara facility. In addition, $10,237 of the $24,885 is recoverable under existing sublease agreements, and the remaining $14,648 of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

NOTE 3. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

Stock-Based Compensation

Stock-based compensation arising from stock option grants is accounted for using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plans. For all options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and, therefore, no stock-based compensation costs are reflected in earnings for these options. Had compensation costs for the Company’s 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans been determined based on the fair value of the options at the grant date for awards to employees under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been as follows, on a pro forma basis.

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss, as reported:	$(8,954)	$(5,212)	$(35,926)	$(13,330)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(3,651)	(9,986)	(10,104)	(21,057)

Pro forma net loss	$(12,605)	$(11,198)	$(46,030)	$(34,387)

Net loss per share:
Basic—as reported	$(0.14)	$(0.08)	$(0.56)	$(0.21)
Basic—pro forma	$(0.20)	$(0.17)	$(0.72)	$(0.53)
Diluted—as reported	$(0.14)	$(0.08)	$(0.56)	$(0.21)
Diluted—pro forma	$(0.20)	$(0.17)	$(0.72)	$(0.53)

See Note 6 for a discussion of how the basic and diluted net loss per share is calculated.

In the pro forma calculations above, the weighted average fair value for stock options granted during the three and nine months ended September 30, 2003 was estimated at $2.61 and $2.56, compared to $2.31 and $4.63 per option for the three and nine months ended September 30, 2002, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Expected option life, in years	5	5	5	5
Risk free interest rate	3.36%	3.29%	3.66%	4.17%
Dividend yield	—	—	—	—
Volatility	120%	120%	117%	117%

The Company recorded amortization of unearned compensation of $46 and $60 into compensation expense for the three and nine months ended September 30, 2003, respectively, related to options granted to non-employees in a prior period.

Stock Option Plans

The following table summarizes information concerning outstanding options and warrants at September 30, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	954,135	4.0 years	$1.93	906,447	$1.91
$2.45 to $5.00	5,548,365	9.2 years	3.11	429,147	3.31
$5.01 to $6.72	1,185,874	6.0 years	5.78	776,234	5.84
$6.75 to $6.86	3,839,876	6.7 years	6.75	3,021,154	6.75
$6.87 to $10.00	4,338,049	7.1 years	6.89	2,507,837	6.89
$10.00 to $50.00	1,362,927	6.6 years	21.31	1,098,467	21.87
$50.01 to $130.25	47,261	6.5 years	77.22	41,974	77.51

Total:	17,276,487		$6.62	8,781,260	$8.27

The following table sets forth a comparison as of September 30, 2003, of the number of shares subject to options with exercise prices at or below the closing price per share of our Common stock on September 30, 2003 (“In-the-Money” options) to the number of shares of our Common stock subject to options with exercise prices greater than the closing price per share of our Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of September 30, 2003 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,325,916	5,153,134	6,479,050	38%
Out-of-the-Money	7,455,344	3,342,093	10,797,437	62%

Total Options Outstanding	8,781,260	8,495,227	17,276,487	100%

(1)	The closing price of our Common stock was $4.91 on September 30, 2003, as reported by the NASDAQ National Market.

On August 1, 2003, the Company’s Board of Directors authorized a special grant to employees totaling approximately 2,601,400 options to purchase Common stock of the Company. The exercise price on these options was $3.20 per share, which was the market price of the Company’s stock on the date of grant.

NOTE 4. EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. (“Entrust Japan”)

On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39%. In exchange for additional shares in Entrust Japan, the Company converted a previous cash deposit of $524, contributed cash of approximately $957, contributed Entrust software product valued at $385 and contributed distribution rights for certain Entrust products for the Japanese market. The Company’s increased investment followed additional investments in Entrust Japan by Toyota and SECOM in the fourth quarter of 2001. The Company concluded that because of its additional investment and increased voting ownership, as of the second quarter of 2002, it had the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, in the second quarter of 2002, the Company began accounting for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. Accordingly, the Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $212 and $450 for the three and nine months ended September 30, 2003, respectively, in its consolidated losses for the current fiscal year. The Company has recorded cumulative losses from its investment in Entrust Japan of $1,052, since its increased investment in the second quarter of 2002.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), issued in January 2003, requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as special-purpose entities (SPEs). FIN No. 46 also requires the disclosure of certain information relating to consolidated VIEs or VIEs in which a company holds a significant variable interest, including disclosure of the nature, purpose, size and activities of these VIEs. The provisions of FIN No. 46 were effective immediately for any interests in variable interest entities created after January 31, 2003. Adoption of FIN No. 46 for entities created prior to February 1, 2003 is required for interim periods ending after December 15, 2003. The Company is currently evaluating the applicability of FIN No. 46 to its investment in Entrust Japan and the possible impact on its consolidated results of operations and consolidated balance sheet.

NOTE 5. STOCK REPURCHASE PROGRAM AND SHARE REGISTRATIONS

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. As of September 30, 2003, the Company has repurchased 2,229,200 shares of its Common stock under this program, for a total cash outlay of $5,937, at an average price of $2.66 per share, including commissions paid to brokers. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the new purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased. For the three months ended September 30, 2003, the Company did not repurchase any shares of its Common stock.

Repurchases under the stock repurchase program may take place from time to time until September 1, 2004, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The Company’s management will determine the timing and amount of shares repurchased based on its evaluation of market and business conditions. The repurchased shares will be considered authorized but unissued shares of the Company and will be available for issuance under the Company’s stock incentive, employee stock purchase and other stock benefit plans, and for general corporate purposes, including possible acquisitions. The stock repurchase program will be funded using the Company’s working capital.

Nortel Networks Inc. has the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. We have received notice of a demand registration from Nortel Networks Inc. pursuant to its Amended and Restated Registration Rights Agreement, dated as of July 29, 1998, with the Company. The demand is for the registration of all the shares of Entrust common stock that Nortel Networks Inc. currently holds. As of November 5, 2003, Nortel Networks Inc. beneficially owned 7,301,259 shares of Entrust common stock. The Amended and Restated Registration Rights Agreement was set to expire in August of this year. The Company is currently in the process of complying with that demand and filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand. Since that date, the Company has filed two amendments to the Form S-3 with the Securities and Exchange Commission on September 16, 2003 and November 4, 2003, respectively.

NOTE 6. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock is excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three and nine months ended September 30, 2003, the number of shares of Common stock issuable upon exercise of options excluded from the diluted net loss per share computation due to their antidilutive effect was 1,485,553 and 853,519 shares, respectively, compared to 870,219 and 1,089,997 shares for the three and nine months ended September 30, 2002, respectively.

In the three and nine months ended September 30, 2003, the Company issued 188,115 and 437,107 shares, respectively, of Common stock related to the exercise of employee stock options and the sale of shares under the employee stock purchase plan. In addition, the Company issued 9,000 shares of its Common stock to non-employee members of an advisory committee during the second quarter of 2003 and 14,500 shares of its Common stock to members of its board of directors during the third quarter of 2003, which were recorded in the condensed consolidated statements of operations at their fair value on the date of grant for stock issued with no restrictions and over the vesting period for restricted stock issued.

NOTE 7. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate debt securities, in debt securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held-to-maturity investments and are stated at amortized cost. At September 30, 2003, the amortized cost of the Company’s held-to-maturity investments approximated their fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available-for-sale marketable investments are included in investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income. At September 30, 2003, the Company did not hold any available-for-sale marketable investments.

The Company has a policy that allows for the use of hedges on equity investments in publicly traded companies and on foreign currencies. As a significant portion of the Company’s expenses are incurred in Canadian dollars, the Company’s expense base increased by $3,100 during the nine months ended September 30, 2003, when compared to the same period of 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. During the fourth quarter of 2003, the Company engaged in hedges covering exposures on approximately $6 million of expenses denominated in Canadian dollars. These hedges were entered into in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance reasons. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital at September 30, 2003. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Company’s Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. To date, the Company has recorded impairments totaling $14,817 with respect to these investments, which includes an impairment of $2,780 recorded in the second quarter of 2003 related to a strategic investment in Brazil. The net remaining balance of these long-term strategic investments, as of September 30, 2003, is $78. See Note 2 for additional discussion.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately 39% of the voting share capital of Entrust Japan, and is accounted for by the Company using the equity method of accounting for investments in common stock. See Note 4 for additional discussion.

The Company recorded revenues representing less than 1% of total revenues for each of the three and nine months ended September 30, 2003 and 2002, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost. In addition, revenues recorded by the Company from Entrust Japan represented less than 3% of total revenues for each of the three and nine months ended September 30, 2003, and the three and nine months ended September 30, 2002.

NOTE 8. RELATED PARTY TRANSACTION

On September 30, 2003, the Company loaned Ohana Wireless, Incorporated, a California corporation (“Ohana”), $650 in the form of a zero interest convertible loan. Ohana intends to close on a Series A Preferred Stock financing by July 31, 2004. Upon the closing of that financing, the loan will automatically convert to Series A Preferred Stock. If the closing does not occur on or before July 31, 2004, the convertible loan will be payable to the Company on July 31, 2004.

Anthony E. Hwang, a director of Entrust, is also the interim Chief Executive Officer of Ohana and a member of Ohana’s Board of Directors. He also indirectly controls approximately 15% of the outstanding voting share capital of Ohana.

Ohana designs, assembles and installs high frequency wireless communication systems that can be supported by the Company’s software applications. The Company anticipates that an investment in Ohana will assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships.

NOTE 9. SEGMENT INFORMATION

Segment Information

The Company conducts business in one operating segment: namely, the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the President and Chief Executive Officer on a geographic basis. Accordingly, the Company has included a summary of the segment financial information, on a geographic basis, as reported to the President and Chief Executive Officer.

Geographic information

Revenues are attributed to specific geographical areas based on where the sales orders originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
United States	$10,694	$11,247	$32,498	$37,494
Canada	3,614	4,177	11,515	16,824
Europe, Asia and Other	5,730	8,584	20,169	23,719

Total Revenues	$20,038	$24,008	$64,182	$78,037

Income (loss) before income taxes:
United States	$(5,007)	$(5,638)	$(24,985)	$(10,564)
Canada	(4,052)	273	(10,691)	(3,402)
Europe, Asia and Other	196	429	161	1,707

Total loss before income taxes	$(8,863)	$(4,936)	$(35,515)	$(12,259)

	(Unaudited)
	September 30, 2003	December 31, 2002
Assets:
United States	$132,223	$159,143
Canada	17,628	26,824
Europe, Asia and Other	3,232	3,604

Total Assets	$153,083	$189,571

NOTE 10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(8,954)	$(5,212)	$(35,926)	$(13,330)
Reversal of unrealized loss on investments upon disposition	—	—	—	220
Foreign currency translation adjustments	35	(238)	970	267

Comprehensive loss	$(8,919)	$(5,450)	$(34,956)	$(12,843)

NOTE 11. LEGAL PROCEEDINGS

Frankel v. Entrust Technologies Inc.

On July 7, 2000, an action entitled Frankel v. Entrust Technologies Inc., et al., No. 2-00-CV-119, was filed in the U.S. District Court for the Eastern District of Texas. Subsequently, several similar actions were also filed. These actions were consolidated and on January 22, 2001, a consolidated complaint was filed. The consolidated complaint purported to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired Common stock of the Company during the period from October 19, 1999 through July 3, 2000. The consolidated complaint alleged that the defendants misrepresented and failed to disclose certain information about the Company’s business and prospects, as required by the Securities Exchange Act of 1934. It did not specify the amount of damages sought.

On September 30, 2002, Judge T. John Ward of the U.S. District Court for the Eastern District of Texas issued an order dismissing this purported securities class action lawsuit pending against the Company with prejudice; however, the order is subject to the possibility of an appeal. As of the date of the filing of this report, the Company has not learned of any appeal being filed. If an appeal is granted, an adverse judgment or settlement in this lawsuit could have a significant adverse impact on the Company’s future financial condition or results of operations.

NOTE 12. CONTINGENCIES

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. It had come to the Company’s attention that it might have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. The Company has been conducting a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement. At this time, the Company’s self-assessment is nearing completion and, as a result, the Company has been able to make a reasonable estimate of its probable liability. The Company accrued this estimated amount in the quarter ended June 30, 2003, with a subsequent adjustment in the third quarter. Management believes that the self-assessed liability is not material and based on the current information available, that the final outcome will not have a material adverse effect on the Company’s consolidated results of operations or consolidated financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under “Overview”, “Certain Factors that May Affect Our Business”, elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

We were incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Limited and its subsidiary Nortel Networks Inc., which we refer to collectively as “Nortel”. At the close of business on December 31, 1996, Nortel transferred to us certain of their assets and liabilities, intellectual property, rights, licenses and contracts. In exchange, Nortel received Series A Common stock, Special Voting stock and cash consideration. At the close of business on December 31, 1996, we issued Series B Common stock in a private placement. After the completion of the private placement, Nortel owned approximately 73% of the outstanding shares of our voting stock assuming conversion of the Series B Common stock and Series B Non-Voting Common stock.

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

On June 4, 2001, we changed our name to Entrust, Inc.

As of November 5, 2003, Nortel Networks Inc. beneficially owned 7,301,259 shares of our common stock or approximately 11.5% of our outstanding voting stock. We have received notice of a demand registration from Nortel Networks Inc. pursuant to its Amended and Restated Registration Rights Agreement, dated as of July 29, 1998, with the Company. The demand is for the registration of all the shares of Entrust common stock that Nortel Networks Inc. currently holds. The Amended and Restated Registration Rights Agreement was set to expire in August of this year. We are currently in the process of complying with that demand and filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand. Since that date, the Company has filed two amendments to the Form S-3 with the Securities and Exchange Commission on September 16, 2003 and November 4, 2003, respectively.

BUSINESS OVERVIEW

During the third quarter of 2003, we continued our strategy of focusing on core vertical and geographic markets. We recorded an additional $2.2 million of charges in the third quarter in connection with the restructuring plan that we announced in May of 2003. This was in addition to the restructuring charges of $11.4 million that we recorded in the second quarter. The restructuring charges recorded in our third quarter consisted of employee-related severance costs of approximately $0.5 million, and charges of $3.8 million related to lease obligations and accelerated amortization on leaseholds and equipment for facilities with excess capacity that we ceased using in the third quarter of 2003. Offsetting these charges was the reversal of an accrual of $2.1 million resulting from the negotiated settlement and general release agreement with Zix Corporation, in connection with the remaining contractual obligation under our marketing and distribution agreement with Zix Corporation that had been accrued for as part of our June 2001 restructuring.

Software revenues decreased 38% from the second quarter of 2003 driven by our lower software transactions closure rate and lower average purchase value in the third quarter, while services revenues increased 6% from the second quarter, as deployment initiatives through our professional services organization increased in the quarter. Secure Web Portal and Secure Identity Management increased to 42% of the third quarter software revenue. Our Web Services showed customer momentum and traction achieving its first quarter of over a half million dollars in revenue. Revenues from digital certificate-based Secure Desktop Applications accounted for 37% of software revenue in the quarter. Our new Secure Messaging solution, Secure File Transfer and Secure E-forms were the applications driving acceptance of our PKI-based solutions in the quarter. Our extended government business increased to 45% of software revenue in the quarter compared to 38% in the second quarter of 2003. Financial services grew to 31% of software revenue in the quarter as we experienced continued interest from customers focused on securing digital identities and information. Entrust Certificate Services continued to gain traction in the SSL Web Server certificate market with our third consecutive quarter of revenue growth. Other highlights from the quarter included:

•	The top five transactions accounted for 13% of our third quarter 2003 revenues compared to 23% in the second quarter of 2003. The largest transaction in the quarter involved a new government customer in the UK. The UK Customs and Excise department is the first customer to purchase our Secure Identity Management solution. Another top five deal was a new customer in the financial services market; Acxiom Corp. purchased our security management software to secure its business-to-business transactions. Two of our other top five deals were for new secure messaging capability. One deal was with a U.S. Federal government agency and one was with a financial services organization. The final top five deal was in the retail space. This customer extended their rollout of our Secure Web Portal solution for their supply chain to allow vendors to have secure access to store inventory levels.

•	Security Management and Infrastructure, the core administrative and tool kit components to our solutions accounted for 21% of software revenue in the quarter. A key driver in this area is the new California SB 1386 privacy legislation, which requires businesses to disclose to California residents and businesses if their sensitive information is breached.

•	We received a significant Federal contract award from Northrop Grumman Information Technology (NGIT) for its Public Key Infrastructure (PKI)-based secure solutions for deployment at the Federal Bureau of Investigation (FBI). The solution will initially be used by the FBI to strongly authenticate employees at FBI Headquarters utilizing Entrust Digital IDs and is expected to be extended to support the FBI’s 50,000 users in the United States and abroad.

•	New customer average deal size was the highest it has been in over two years. The number of new customers was in line with past quarters and featured two of the top deals in the quarter buying new solutions.

•	The average purchase size this quarter was $79,000, a decrease of 31% from the second quarter of 2003 driven primarily by the fact that we had no deals over $1.0 million in the quarter. Total software transactions were 61, which were down from the second quarter of 2003.

•	Our support and maintenance revenue matched second quarter 2003 levels, which continues our three-quarter trend of record support revenue. Our CygnaCom unit and our EMEA region had their best quarter of 2003 for professional services revenue. Key to the upturn in this revenue were deployments in the U.S. Federal government and customer planning and architecture development for some key enterprise customers in Europe.

Our key technology-related accomplishments during the third quarter of 2003 included the following:

•	The Business Software Alliance (BSA) Information Security Governance Task Force announced a management framework that the private sector can implement to address the growing need for cyber security and existing regulatory requirements. The Task Force, Co-Chaired by our Chairman, President and CEO Bill Conner and Internet Security Systems, Inc. President and CEO Thomas Noonan, was created to elevate information security governance issues to senior management level within companies and organizations. The framework was presented in a white paper released during the BSA’s annual CEO Forum held in Washington, DC earlier this month, which included meetings with Administration and Congressional leaders.

•	We announced our latest Secure Web Portal Solution based on Entrust TruePass Version 7.0, the first Web security solution in the market today to deliver bi-directional, end-to-end security for online information regardless of an organization’s Web infrastructure. Traditional SSL-based Web security only protects data from the browser to the Web server, at which point the data is decrypted and sent along ‘in the clear.’ With Entrust TruePass 7.0, online information can be secured ‘round-trip’ between the user’s browser and the back-end application, ensuring accountability and privacy.

•	We unveiled our latest Web access control solution, Entrust GetAccess™ 7.0, which includes a new server-based pricing model. The new Entrust solution allows enterprises and governments to extend their business activities on-line while benefiting from the built-in cost efficiencies associated with a server-based pricing model. In consultation with our customers, our new approach is tied to the frequency of transactions performed—a more accurate reflection of the value of portal applications to any organization.

•	We awarded Entrust Ready status for interoperability with Entrust Internet Security Solutions to Secude, OTG, Chrysalis-ITS, among others.

CRITICAL ACCOUNTING POLICIES

We operate in one primary business. We develop, market and sell software that secures digital identities and information. We also perform professional services to install, support and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and managed through a global functional organization.

In the three and nine months ended September 30, 2003, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring and other special non-recurring charges, impairment of long-term strategic investments and purchased product rights, the provision of income taxes, stock-based compensation and accrued compensation expenses. The restructuring and other special non-recurring charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and other special non-recurring charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, impairment of long-term strategic investments, provision for income taxes, stock-based compensation and accrued compensation expenses are expected to continue to be ongoing elements of our accounting processes and judgments.

Software Revenue Recognition

With respect to software revenue recognition, we recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, “Software Revenue Recognition”, Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and related accounting guidance and pronouncements. Due to the complexity of some software license agreements, we routinely apply judgments to the application of software revenue recognition accounting principles to specific agreements and transactions. We analyze various factors, including a review of the specifics of each transaction, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenues and cost recognized. Different judgments and/or different contract structures could lead to different accounting conclusions, which could have a material effect on our reported earnings.

Revenues from perpetual software license agreements are recognized when we have received an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is probable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. License revenues are generated both through direct sales to end users as well as through various partners, including system integrators, value-added resellers and distributors. License revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. We are notified of a sale by a reseller to the end user customer in the same period that the actual sale took place. We do not offer a right of return on sales of our software products.

For all sales, we use a binding contract, purchase order or another form of documented agreement as evidence of an arrangement with the customer. Sales to our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. We consider delivery to occur when we ship the product, so long as title and risk of loss have passed to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable, we recognize revenue when the fee is fixed and determinable. We assess if collection is probable based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash.

We do not generally include acceptance provisions in arrangements with customers. However, if an arrangement includes an acceptance provision, we recognize revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company is sometimes subject to fiscal funding clauses in its software licensing transactions with the United States government and its agencies. Such clauses generally provide that the license is cancellable if the legislature or funding authority does not appropriate the funds necessary for the governmental unit to fulfill its obligations under the licensing arrangement. In these circumstances, software licensing arrangements with governmental organizations containing a fiscal funding clause are evaluated to determine whether the uncertainty of a possible license arrangement cancellation is a remote contingency. If the likelihood of cancellation is assessed as remote, then the software licensing arrangement is considered non-cancellable and the related software licensing revenue is recognized when all other revenue recognition criteria have been met.

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement using the residual value method, based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of separate maintenance and support contracts. Fair value of future services training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

Our consulting services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and do not require any significant modification or alteration. Customers purchase these consulting services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other consulting service organizations to provide these services. When the customization is essential to the functionality of the licensed software, then both the software license and consulting services revenues are recognized under the percentage of completion method, which requires revenue to be recognized based upon the percentage of work effort completed on the project.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 39% of gross accounts receivable at September 30, 2003, compared to 41% of gross accounts receivable at September 30, 2002. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of September 30, 2003, accounts receivable totaled $16.3 million, net of an allowance for doubtful accounts of $4.0 million.

Restructuring and Other Charges

On June 4, 2001, we announced that our Board of Directors had approved a restructuring plan to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that were negatively affecting technology investment in the market. The restructuring plan included a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs.

As a result of the restructuring plan and the impact of macroeconomic conditions on us and our global base of customers, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001, with a subsequent increase of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002. In the second quarter of 2003, we made a further adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan by $6.7 million to reflect a change in our projected sublet lease recoveries for our Santa Clara, California facility. We concluded that this was required as a result of our realization that the market for leased facilities in that region will not recover in the timeframe that we had estimated, as evidenced by significantly lower projected sublease rates for our facility as supplied to us by our external real estate advisors. We also recorded a $2.1 million reduction to our June 2001 restructuring accrual in the third quarter of 2003, as a result of the July 2003 settlement, of an existing contractual obligation under a marketing and distribution agreement, at a value significantly less than the full accrued obligation.

We conducted our assessment of the accounting effects of the June 2001 restructuring plan in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, APB Opinion No. 9, “Reporting the Results of Operations” and the relevant provisions of the SEC’s SAB No. 100, “Restructuring and Impairment Charges”.

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program of $33.4 million at September 30, 2003, could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. As at September 30, 2003, we estimated a total of $24.9 million of estimated sublease recoveries in our restructuring accrual. Of this amount, $24.7 million is related to the Santa Clara facility. In addition, $10.2 million of the $24.9 million is recoverable under existing sublease agreements, and the remaining $14.7 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

The workforce portion included severance and related costs for 151 positions from all functional areas of the company and had been significantly completed by June 30, 2003, with the remaining costs incurred in the third quarter of 2003. The consolidation of under-utilized facilities includes primarily remaining lease obligations through the first quarter of 2009 (primarily from the Company’s Santa Clara, California and Addison, Texas facilities) and accelerated amortization on related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, the Company recorded $3.8 million of charges during the third quarter of 2003 related to these facilities, including $1.0 million for accelerated amortization on leaseholds and equipment whose estimated useful lives have been impacted by the plan to cease using the related excess capacity in the Company’s facilities and $2.8 million for lease obligations related to excess capacity at Company locations for which the cease-use date occurred during the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $8.9 million. Of this amount, $4.6 million had been incurred by June 30, 2003 and charged to the restructuring charges line in the consolidated statement of operations for the second quarter of 2003, while the remaining $4.3 million was recorded in the third quarter of 2003.

We conducted our assessment of the accounting effects of the May 2003 restructuring plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, APB Opinion No. 9, “Reporting the Results of Operations”, and the relevant provisions of the SEC’s SAB No. 100, “Restructuring and Impairment Charges”.

Our assessment required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $4.9 million at September 30, could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at September 30, 2003, includes a total of $1.1 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

Impairment of Long-term Strategic and Equity Investments

We assess the recoverability of the carrying value of strategic investments on an ongoing basis, but at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies of which we typically own less than 10% of the outstanding stock. We account for these investments under the cost method. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments.

We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. It was also determined that a further adjustment to the carrying value of the investments was necessary during 2002 in the amount of $1.2 million, to reflect other than temporary declines in the value of certain strategic investments. Due to a decline in market conditions and a restructuring of the investee by its management, we concluded that our investment in Modulo Security Solutions had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of $2.8 million. To date, we have recorded a total of $14.8 million of impairments with respect to our long-term strategic investments. Further write-downs may be required in the future depending upon our assessment of the performance of the underlying investee companies at that time. As of September 30, 2003, long-term strategic investments amounted to $78 thousand, which represents the remaining investment in Modulo Security Solutions in Brazil.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, during the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan for prior years in the amount of $393 thousand, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan, during the period in which we owned less than 10% of its voting stock, to the extent of our previous investment and affected the results of periods prior to those shown in our condensed consolidated financial statements included in this report.

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602 thousand in our consolidated losses for 2002 and $212 thousand and $450 thousand for the three and nine months ended September 30, 2003. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 39% of its voting stock.

During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, in the second quarter of 2003, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $0.8 million equity investment in Entrust Japan at September 30, 2003 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of September 30, 2003, we believe that there has not been an impairment of our investment in Entrust Japan.

Impairment of Purchased Product Rights

Purchased product rights are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required.

In the first quarter of 2002, we assessed the nature and valuation of the purchased product rights, obtained in the acquisition of enCommerce in June 2000, in accordance with the guidance in SFAS No. 142, “Goodwill and Intangible Assets”, and determined that it should most appropriately be treated as having a finite life. It was concluded that the original assumption made in the allocation of purchase price for the enCommerce acquisition of four years, ending in June 2004, remained the best estimate of useful life for this asset. We reviewed the valuation of the purchased product rights for impairment in the fourth quarter of 2002 in accordance with the provision of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and as part of an annual review process. The undiscounted value of estimated cash flow from this developed technology continued to exceed the carrying amount of the purchased product rights and, therefore, no impairment was required at that time.

As a result of actions undertaken pursuant to the restructuring plan in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, in accordance with SFAS No. 144, we recorded an impairment charge in the second quarter of 2003 relating to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $125.5 million as of September 30, 2003, which consists of U.S. and Foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $90.9 million and $34.6 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets due to our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these NOL’s and tax credit carry-forwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At September 30, 2003, a large percentage (approximately 62%) of our outstanding employee stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants to employees under these plans, when the exercise price for options granted under these plans is equal to the market value of the underlying Common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options in these periods. Compensation expense was recognized for our stock-based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, we recorded unearned compensation of $0.8 million for 1998. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to increase our net loss to $12.6 million and $46.0 million in the three and nine months ended September 30, 2003, respectively, compared to $11.2 million and $34.4 million in the three and nine months ended September 30, 2002, respectively, and consequently, increase our net loss per share to $0.20 and $0.72 for the three and nine months ended September 30, 2003, respectively, compared to a net loss per share of $0.17 and $0.53 for the three and nine months ended September 30, 2002, respectively. The effect for the year ended December 31,

2002 would have been to increase our net loss to $42.4 million and, consequently, increase our net loss per share to $0.65. However, Entrust believes, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 3 of our condensed consolidated financial statements, included in this report.

Accrued Compensation Expenses

The preparation of our consolidated financial statements requires us to estimate certain amounts. During the third quarter the Compensation committee of the Board of Directors approved an incentive compensation plan. Under the terms of the plan, essentially all non-sales employees will qualify for incentive compensation if certain business performance targets are attained by the fourth quarter of 2003 and the first quarter of 2004. The company accrued approximately $746 thousand dollars under terms of the plan during the third quarter of 2003. If the business objectives are not achieved under the plan, it is possible that the amounts accrued will be reversed in future periods.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited)		(Unaudited)
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues:
License	25.7%	35.6%	32.3%	41.7%
Services and maintenance	74.3	64.4	67.7	58.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	4.4	3.3	4.0	3.5
Services and maintenance	39.6	34.1	36.8	32.4
Amortization of purchased product rights	—	1.2	0.9	1.1

Total cost of revenues	44.0	38.6	41.7	37.0

Gross profit	56.0	61.4	58.3	63.0

Operating expenses:
Sales and marketing	43.7	46.0	43.2	43.4
Research and development	29.7	24.3	28.3	23.5
General and administrative	16.1	14.7	15.7	14.0
Impairment of purchased product rights	—	—	1.8	—
Restructuring charges and adjustments	11.1	—	21.2	(1.4)

Total operating expenses	100.6	85.0	110.2	79.5

Loss from operations	(44.6)	(23.6)	(51.9)	(16.5)

Other income (expense):
Interest income	1.9	3.1	2.2	3.2
Foreign exchange gain (loss)	(0.5)	0.4	(0.6)	(0.2)
Loss from equity investment	(1.0)	(0.5)	(0.7)	(0.6)
Write-down of long-term strategic investments	—	—	(4.3)	(1.6)

Total other income (expense)	0.4	3.0	(3.4)	0.8

Loss before income taxes	(44.2)	(20.6)	(55.3)	(15.7)
Provision for income taxes	0.5	1.1	0.7	1.4

Net loss	(44.7)%	(21.7)	(56.0)	(17.1)%

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

Revenues from perpetual software license agreements are recognized as revenue when we have received a copy of an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is probable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. We are notified of a sale by a reseller to the end user customer in the same period that the actual sale took place. We do not offer a right of return on sales of our software products.

The Company is sometimes subject to fiscal funding clauses in its software licensing transactions with the United States government and its agencies. Such clauses generally provide that the license is cancellable if the legislature or funding authority does not appropriate the funds necessary for the governmental unit to fulfill its obligations under the licensing arrangement. In these circumstances, software licensing arrangements with governmental organizations containing a fiscal funding clause are evaluated to determine whether the uncertainty of a possible license arrangement cancellation is a remote contingency. If the likelihood of cancellation is assessed as remote, then the software licensing arrangement is considered non-cancellable and the related software licensing revenue is recognized when all other revenue recognition criteria have been met.

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement using the residual value method, based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of separate maintenance and support contracts. Fair value of future services training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

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

Consulting and training revenues are generally recognized as the services are performed. Consulting services are typically performed under separate service agreements and are usually performed on a time and materials basis. Such services primarily consist of implementation services related to the installation and deployment of our products and do not include significant customization or development of the underlying software code. These services are not essential to the functionality of the underlying software licensed to the customer.

We use the percentage-of-completion method to account for fixed price custom development contracts. Under this method, we recognize revenue and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The projects cost estimates are reviewed on a regular basis.

Total Revenues

Total revenues were $20.0 million for the three months ended September 30, 2003, which represented a decrease of 17% from the $24.0 million of total revenues for the three months ended September 30, 2002. Total revenues were $64.2 million for the nine months ended September 30, 2003, which represented a decrease of 18% from the $78.0 million of total revenues for the nine months ended September 30, 2002. Total revenues derived from North America of $14.3 million for the three months ended September 30, 2003 represented a decrease of 7% from the $15.4 million for the three months ended September 30, 2002, while the total revenues derived from outside of North America of $5.7 million for the three months ended September 30, 2003 represented a decrease of 34% from the $8.6 million for the three months ended September 30, 2002. Total revenues derived from North America of $44.0 million for the nine months ended September 30, 2003 represented a decrease of 19% from the $54.3 million for the nine months ended September 30, 2002, while total revenues derived from outside of North America of $20.2 million for the nine months ended September 30, 2003 represented a decrease of 15% from the $23.7 million for the nine months ended September 30, 2002. The overall decline in total revenues in the three and nine months ended September 30, 2003 was driven by a reduced closure rate for software deals, particularly in the third quarter of 2003, due to an already soft global economic environment coupled with the war and continued uncertainty in Iraq. The decline in revenues in the third quarter of 2003, compared to the same period last year, was primarily as a result of a decline in non-North American revenues, especially in Europe where software license revenue declined $1.6 million largely due to the fact that our third quarter 2002 revenues included a software transaction, valued at significantly more than $1.0 million, that was not replicated in the third quarter of 2003. For the nine months ended September 30, 2003, the effect was felt most strongly in North America, due to the continued soft economic climate, which resulted in a decrease in extended government revenues in the United States from $16.5 million in the first nine months of 2002, to $13.7 million in the same period of 2003, or a 17% decrease. The decline was also heavily felt in Canada, where the first nine months of 2002 included $4.4 million of revenues from software deliveries accounted for on a subscription basis relating to the Government of Canada Secure Channel project, the revenues from which were difficult to replace in 2003. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue. In the three and nine months ended

September 30, 2003, no individual customer accounted for 10% or more of total revenues. The U.S. and Canadian governments represented 14% and 13% of total revenues, respectively, in the third quarter of 2003, when including revenues sold through resellers to the government end users. Similarly, the U.S. and Canadian governments, as end users, represented 17% and 10% of total revenues, respectively, in the first nine months of 2003.

License Revenues

License revenues of $5.2 million for the three months ended September 30, 2003 represented a decrease of 39% from the $8.5 million for the three months ended September 30, 2002, representing 26% and 36% of total revenues in the respective periods. License revenues of $20.7 million for the nine months ended September 30, 2003 represented a decrease of 36% from the $32.5 million for the nine months ended September 30, 2002, representing 32% and 42% of total revenues in the respective periods. The decrease in license revenues in absolute dollars primarily reflected the changed buying patterns that we experienced during the nine-month period, with customers delaying purchases as a result of the soft economic climate internationally and concerns over the war in Iraq. In addition, the global downturn has had a significant impact on information technology projects and the commitments that customers have made to expenditures in this area, with customers buying to their immediate needs, as opposed to buying total project or enterprise wide. Highlighting this trend, we had 206 license revenue transactions (a license revenue transaction is defined as a license sale in excess of $10 thousand) in the first nine months of 2003, down from 245 in the first nine months of 2002, or a 16% decrease. License revenue transactions in the third quarter of 2003 were 61, compared to 86 in the same quarter last year, representing a 29% decline. In addition, the average license revenue transaction size decreased from $130 thousand in the first nine months of 2002 to $95 thousand in the first nine months of 2003, or a decrease of 27%. In general, the top-five license revenue transactions as a percentage of total revenues declined from 15% and 23% for the three and nine months ended September 30, 2002, respectively, to 13% and 18% for the three and nine months ended September 30, 2003. This decline reflects a lower volume of software license transactions representing greater than $1.0 million in license revenue in the first nine months of 2003. The first nine months of 2003 experienced a significant decrease in license revenues in Canada, as compared to the first nine months of 2002, which included $4.4 million of revenues from software deliveries accounted for on a subscription basis relating to the Government of Canada Secure Channel project. These revenues were difficult to replace in the first nine months of 2003. In addition, the third quarter of 2003 suffered a significant decrease in license revenues from Europe, when compared to the same quarter of last year, as the software revenues for the third quarter of 2002 included a $2.0 million transaction, which were not repeated in 2003. License revenues as a percentage of total revenues decreased for the three and nine months ended September 30, 2003 compared to the same period in 2002 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software.

Services and Maintenance Revenues

Services and maintenance revenues of $14.9 million for the three months ended September 30, 2003 represented a decrease of 4% from the $15.5 million for the three months ended September 30, 2002, representing 74% and 64% of total revenues in the respective periods. Service and maintenance revenues of $43.4 million for the nine months ended September 30, 2003 represented a decrease of 5% from the $45.5 million for the nine months ended September 30, 2002, representing 68% and 58% in the respective periods. The decrease in services and maintenance revenues was due primarily to continued pressure on information technology services spending. However, support revenues and support contract renewals continue to be at the highest levels in our history, representing a $0.9 million increase over the third quarter of 2002 and a $3.0 million increase over the first nine months of 2002. This helped to offset the effect of the decline in spending of $1.5 million and $4.8 million by customers on professional services in the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002. We believe this support revenue performance reflects the value of our products provided to our customers globally, the increasing customer deployment of solutions, and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in conjunction with partners, as our solutions are now easier to deploy and consequently, the demand for our consulting services relating to customer deployment and integration requirements has declined. The increase in services and maintenance revenues as a percentage of total revenues for the three and nine months ended September 30, 2003 compared to the same periods in 2002 reflected the shift in the mix of revenues from license to services and maintenance revenues discussed in the previous section. This shift was largely due to the strength of demand for our services and maintenance business relative to the demand for software.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues and operating expenses associated with sales and marketing, research and development, general and administrative, amortization and impairment of purchased products rights and restructuring charges. Total expenses of $29.0 million for the three months ended September 30, 2003 represented a decrease of 2% from $29.7 million for the three months ended September 30, 2002. Total expenses of $97.5 million for the nine months ended September 30, 2003 represented an increase of 7% from $90.9 million for the nine months ended September 30, 2002. As a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.1 million during the nine months ended September 30, 2003, when compared to the same period of 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. In general, we have mitigated the impact of these increases through tight spending discipline and the restructuring announced in May 2003. As of September 30, 2003, we had 522 full-time employees globally, compared to 560 full-time employees at June 30, 2003 and 730 full-time employees at September 30, 2002. No employees are covered by any collective bargaining agreements.

Cost of License Revenues

Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was $881,000 for the three months ended September 30, 2003, which represented a increase from $803,000 for the three months ended September 30, 2002, representing 4% of total revenues for the three months ended September 30, 2003, compared to 3% for the three months ended September 30, 2002. Cost of license revenues of $2.6 million for the nine months ended September 30, 2003 represented a decrease from $2.8 million for the nine months ended September 30, 2002, representing 4% of total revenues in each of the respective periods. While the cost of license revenues as a percentage of total revenues remained relatively flat for the three and nine months ended September 30, 2003, compared to the same periods of 2002, the decrease in cost of license revenues in absolute dollars was primarily a result of lower software license revenues in the first nine months of 2003, compared to the same period in 2002. The increase in cost of license revenues in absolute dollars in the third quarter of 2003, compared to the same quarter of 2002, resulted from the first sales of our new secure identity management solution, which incorporates third party technology and for which we incurred $0.4 million of incremental royalties in the quarter. This more than offset the $0.3 million decrease in third party royalties associated with the lower level of license revenues in the third quarter. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.9 million for the three months ended September 30, 2003, which represented a decrease from $8.2 million for the three months ended September 30, 2002, representing 40% and 34% of total revenues for the respective periods. Cost of services and maintenance revenues was $23.6 million for the nine months ended September 30, 2003, which represented a decrease from $25.2 million for the nine months ended September 30, 2002, representing 37% and 32% of total revenues for the respective periods. The decrease in the cost of services and maintenance revenues in absolute dollars primarily reflected the decreased costs associated with our May 2003 restructuring, which was intended to adapt to the lower levels of services and maintenance revenues experienced during 2003. These costs decreased $0.3 million and $1.1 million in the three and nine months ended September 30, 2003 when compared to the same periods in 2002 as a result of the lower level of services revenues, in addition to the savings of $0.5 million and $1.7 million in the three and nine months ended September 20, 2003 resulting from actions taken in our restructuring. These decreases were offset by increased investment in our support and maintenance team of $0.6 million and $1.3 million for the three and nine months ended September 30, 2003. The increase in the cost of services and maintenance revenues as a percentage of total revenues reflected the lower than expected software revenue performance in the nine months ended September 30, 2003, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues during this period compared to the first nine months of 2002, whereby services and maintenance revenues as a percentage of total revenues increased from 58% in the first nine months of 2002 to

68% in the same period of 2003.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 47% for both the three months ended September 30, 2003 and the three months ended September 30, 2002. Services and maintenance gross profit as a percentage of services and maintenance revenues was 46% and 45% for the nine months ended September 30, 2003 and 2002, respectively. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues for the nine months ended September 30, 2003, compared to the same period of 2002, was primarily due to improved support revenues and support contract renewals, which continue to be at the high levels, and resulted in higher margin attainment by the support and maintenance team. These increases in support and maintenance revenues accounted for a six-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues in the nine months ended September 30, 2003 when compared to the same period in 2002. However, professional services margins declined, which resulted in an offsetting five-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues in the nine months ended September 30, 2003, compared to the same period in 2002. We plan to continue to maximize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $8.8 million for the three months ended September 30, 2003 from $11.0 million for the comparable period in 2002. Sales and marketing expenses decreased to $27.7 million for the nine months ended September 30, 2003 from $33.9 million for the comparable period in 2002. Sales and marketing expenses represented 44% and 43% of total revenues for the three and nine months ended September 30, 2003, compared to 46% and 43% for the comparable periods in 2002. The decrease in absolute dollars was due mainly to continued management discipline with respect to spending, which resulted in savings of $1.3 million and $4.5 million in the three and six months ended June 30, 2003, and more specifically as a result of the reduction of $0.9 million and $2.7 million in expenses related to sales commissions due to the lower revenue achievement in the three and nine months ended September 30, 2003 compared to the same periods in 2002. This was partially offset by a $1.0 million bad debt charge recorded in the second quarter of 2003. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2003, compared to the same period in 2002, was the net effect of the savings realized through our May 2003 restructuring and through reduced spending, which decreased sales and marketing expenses as a percentage of total revenues by six-percentage points, offset by a four-percentage point increase as a result of lower-than-expected revenue achievement during the third quarter of 2003. The sales and marketing expenses as a percentage of total revenues were flat between the first nine months of 2003 and the same period of 2002. This was the net result of lower-than-expected revenue achievement in the first nine months of 2003, which resulted in a four-percentage point increase in sales and marketing expenses as a percentage of total revenues, completely offset by the reduced spending in these functional groups. Therefore, the sales and marketing expenses as a percentage of total revenues was flat between the first nine months of 2003 and the same period of 2002. However, we have continued to implement significant efficiencies into our sales processes and continue greater discipline in expense management as we streamline the sales and marketing organizations. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and will work with and support the Business Software Alliance Information Security Governance Task Force toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the third quarter of 2003, the allowance for doubtful accounts decreased $100,000 to $4.0 million as a result of small dollar balances written off against the allowance during the quarter. In the nine months ended September 30, 2003, the allowance for doubtful accounts increased $1.0 million, with the increase being recorded as a bad debt expense in the second quarter of 2003. The increase relates to one particular customer receivable balance, and is not indicative of an overall decline in the quality of our accounts receivable. Generally, we have continued to experience effective cash collections during the first nine months of 2003.

Operating Expenses—Research and Development

Research and development expenses increased to $6.0 million for the three months ended September 30, 2003 from $5.8 million for the comparable period in 2002, while these same expenses decreased to $18.2 million for the nine months ended September 30, 2003 from $18.3 million for the comparable period in 2002. Research and development expenses represented 29% and 28% of total revenues for the three and nine months ended September 30, 2003, respectively, compared to 24% for each of the comparable periods in 2002. Research and development expenses in absolute dollars for the three and nine months ended September 30, 2003 were relatively flat compared to the same periods in 2002. This was the net result of increased costs of $0.5 million and $0.8 million in the three and nine months ended September 30, 2003 from costs associated with foreign exchange rate fluctuations between Canada, where the majority of these costs are incurred, and the United States, offset by the effects of the implementation of our May 2003 restructuring, which resulted in $0.6 million and $0.9 million of savings in the three and nine months ended September 30, 2003, respectively. In addition, we incurred incremental compensation costs of $0.3 million in the third quarter of 2003, compared to the same quarter of 2002, related to the remaining staff. Research and development expenses as a percentage of total revenues for the three and nine months ended September 30, 2003 increased compared to the same periods in 2002, mainly due to the lower-than-expected license revenues during the first nine months, while these costs were largely fixed at spending levels based upon higher budgeted revenues. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $3.2 million and $10.1 million for the three and nine months ended September 30, 2003 from $3.5 million and $10.9 million for the comparable periods in 2002. General and administrative expenses represented 16% of total revenues for each of the three and nine months ended September 30, 2003, compared to 15% and 14% for the comparable periods in 2002. General and administrative expenses in absolute dollars have decreased, due mainly to continued management discipline in these areas and the implementation of our restructuring plan in the second quarter of 2003, which resulted in reduced spending of $0.4 million and $0.7 million in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. General and administrative expenses as a percentage of total revenues have remained flat for the three and nine months ended September 30, 2003, compared to the same periods of 2002, despite the reduction of spending in this area, due to the lower-than-expected revenue achievement during the first nine months of 2003, and the fact that these expenses include a high degree of fixed costs. We continue to look for ways to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles and Impairment of Purchased Product Rights

Amortization of purchased product rights of $568 thousand was expensed for the nine months ended September 30, 2003. No amortization expense was recorded with respect to the purchase product rights in the third quarter of 2003, as this asset had been fully amortized or impaired by the end of the second quarter. Amortization of purchased product rights of $284 thousand and $852 thousand was expensed for the three and nine months ended September 30, 2002. No amortization of goodwill and other purchased intangibles assets was recorded as a result of the adoption of SFAS No. 142 in January 2002. This expense is recorded as a component of cost of revenues.

As a result of actions undertaken in the restructuring in the second quarter of 2003 coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, we recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1.1 million in the second quarter, as we determined the asset had minimal fair value.

Restructuring and Other Charges

Following the first quarter of 2003, when our revenue attainment fell short of our expectations and guidance, we began a re-assessment of our operations to ensure that our expenses were optimally aligned to our customers and markets, and structured such that we could achieve our financial break-even target for the fourth quarter of 2003. In addition, during the second quarter of 2003, we completed development on more new products than in any other quarterly period in our history. Completion of these development programs allowed us to re-assess our development program.

On May 27, 2003, we announced a restructuring plan aimed at lowering costs and better aligning our resources to customer needs. The plan allows us to have tighter integration between our customer touch functions, which better positions us to take advantage of the market opportunities for our new products and solutions. The restructuring plan includes the elimination of positions through layoffs and attrition to lower operating costs and the closing of under-utilized office capacity and reassessing the useful life of related excess long-lived assets. We also announced non-cash charges related to the impairment of a long-term strategic investment and the impairment of purchased product rights acquired through the enCommerce acquisition of June 2000.

The workforce portion included severance and related costs for 151 positions from all functional areas of the company and had been significantly completed by June 30, 2003, with the remaining costs of $0.5 million incurred in the third quarter of 2003. The consolidation of under-utilized facilities includes costs relating to lease obligations through the first quarter of 2009 (primarily our Santa Clara, California and Addison, Texas facilities), and accelerated amortization of related impaired leaseholds and equipment. The facilities plan was executed by September 30, 2003. We therefore recorded $3.8 million of charges during the third quarter of 2003 related to these facilities, including $1.1 million for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan’s intention to cease using the excess capacity in our facilities, and $2.8 million for lease obligations related to excess capacity at our locations for which the cease-use date occurred during the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $8.9 million. Of this amount, $4.6 million had been incurred by June 30, 2003 and charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2003, while the remaining $4.3 million was recorded in the third quarter of 2003.

The restructuring will result in a reduction of all expense lines including: total cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. As a result of the implementation of the restructuring plan, we expect our total expenses (operating expenses plus cost of revenues) to be $24.0 million in the fourth quarter of 2003, a reduction of $4.8 million from the $28.8 million incurred during the second quarter of 2003. We do not expect the restructuring plan to materially impact our revenues positively or negatively. It is possible, however, that revenues may be negatively impacted.

It is expected that the May 2003 restructuring plan will reduce quarterly expenses by approximately $4.8 million with savings distributed as follows:

Cost of services and maintenance revenues	$1.1 million
Sales and marketing	$1.5 million
Research and development	$1.6 million
General and administrative	$0.6 million

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at September 30, 2003:

	Total Charges Expected to be Incurred	Accrued Restructuring Charges at June 30, 2003	Total Charges Incurred in Period	Cash Payments	Accrued Restructuring Charges at September 30, 2003
	(in millions)
Workforce reduction and other personnel costs	$4.8	$3.2	$0.5	$1.5	$2.2
Consolidation of excess facilities	4.1	—	3.8	1.1	2.7

Total	$8.9	$3.2	$4.3	$2.6	$4.9

In July 2003, we signed a settlement and general release agreement with Zix Corporation, that resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with Zix Corporation being settled at a value significantly less than the accrued $2.8 million obligation at June 30, 2003. Under the settlement agreement, we paid Zix Corporation $700 thousand in July in fulfillment of all remaining obligations. This settlement resulted in the reversal of an accrual by us of $2.1 million, which was recorded through the restructuring charges line in our condensed consolidated statement of operations for the third quarter of 2003.

In connection with the May 2003 restructuring plan, which included a further reduction in space utilized at our Santa Clara, California facility, we reviewed market sublease rates in that region. Based on information supplied to us by our external real estate advisors, we concluded that the sublease market would not recover in the timeframe that we had originally estimated due to the continued softening of sublease rates in that market, requiring an adjustment to increase the facility related accrual recorded in June 2001, by $6.7 million. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2003.

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

Write-down of Long-term Strategic Investments

We recorded a non-cash charge in the nine months ended September 30, 2003 related to the impairment of a long-term strategic investment made in Brazil in fiscal 2000. Due to a decline in market conditions and a restructuring of the investee by its management, we concluded that the investment had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of $2.8 million. We determined that an adjustment in the amount of $1.2 million to the carrying value of our long-term strategic investments was necessary during the second quarter of 2002 to reflect other than temporary declines in the value of certain strategic investments.

Interest Income

Interest income decreased to $377,000 and $1.4 million for the three and nine months ended September 30, 2003, respectively, from $754,000 and $2.5 million for the three and nine months ended September 30, 2002, respectively, representing 2% of total revenues for each of the three and nine months ended September 30, 2003, compared to 3% of total revenues for each of the three and nine months ended September 30, 2002. The decrease in investment income reflected the reduced balance of funds invested, as these amounts had been drawn down to fund cash flow from operations and stock repurchases. The funds invested decreased from $134.4 million at September 30, 2002 to $100.2 million at September 30, 2003. In addition, to a lesser extent, the decrease was due to lower interest rates that were available for the three and nine months ended September 30, 2003, compared to the same periods in 2002.

Loss from Equity Investment

We recorded $212,000 and $450,000 of losses related to our investment in Entrust Japan for the three and nine months ended September 30, 2003, respectively, compared to $135,000 and $505,000 for the three and nine months ended September 30, 2002. This investment is accounted for under the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for these periods on an equity accounting basis, based on an approximate 39% ownership interest in the voting capital of Entrust Japan.

Provision for Income Taxes

We recorded an income tax provision of $91,000 and $411,000 for the three and nine months ended September 30, 2003, respectively, compared to $276,000 and $1.1 million for the same periods of 2002. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the amortization of purchased product rights and the impairment of long-term strategic investments and purchased product rights, as well as an adjustment of the valuation allowance that has offset substantially the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $16.3 million in operating activities during the nine months ended September 30, 2003. This cash outflow was primarily the result of a net loss before non-cash charges of $24.9 million and a net decrease in accounts payable and accrued liabilities of $5.5 million, partially offset by cash inflows resulting from a decrease in accounts receivable and other current assets of $6.8 million, a net increase in accrued restructuring charges of $5.2 million, and an increase in deferred revenue of $2.2 million. Our average days sales outstanding at September 30, 2003 was 73 days, which represents an increase from the 68 days that we reported at June 30, 2003. The overall increase in days sales outstanding from June 30, 2003 was mainly due to weaker in-quarter revenue collections than during the second quarter of 2003. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During the nine months ended September 30, 2003, we generated $24.7 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $26.4 million (net of $187.0 million of marketable investment purchases). This was partially offset by $1.3 million invested in property and equipment primarily for computer hardware upgrades throughout our organization.

We used cash of $2.8 million in financing activities during the nine months ended September 30, 2003, primarily for the repurchase of our Common stock in the amount of $3.7 million, offset by cash provided by the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

Any increase or decrease in our accounts receivable balance and days sales outstanding will affect our cash flow from operations and liquidity. Our accounts receivable and days sales outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customer’s payment cycle. Generally, international and indirect customers pay at a slower rate than domestic and direct customers, so that an increase in revenue generated from international and indirect customers may increase our days sales outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers’ payment cycle, which may result in higher accounts receivable balances, and could expose us to greater general credit risks with our customers and increased bad debt expense.

As of September 30, 2003, our cash, cash equivalents and marketable investments in the amount of $110.4 million provided our principal sources of liquidity. Overall, we used $8.7 million from our cash, cash equivalents and marketable investments during the third quarter of 2003 and $21.0 million in the first nine months of 2003. Although we are targeting operating breakeven, we estimate that we will continue to use cash throughout our fiscal 2003 to fund operating losses and to satisfy the obligations accrued for under our restructuring plans. However, if revenue improvements and operating expense reductions do not materialize, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7.0 million shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our board of directors, in open market, negotiated or block transactions. In July 2003, we announced that our board of directors had agreed to extend the expiry date of the stock repurchase program to September 1, 2004 and to permit the new purchase of up to 7,000,000 shares of the Company’s common stock in addition to the 2,229,200 shares already purchased. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. We did not repurchase any shares of Common stock during the third quarter of 2003. Since the announcement of the program, we have repurchased 2,229,200 shares of Common stock for an aggregate purchase price of $5.9 million.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we expect to fund $2.6 million of our accrued restructuring charges before the end of the current fiscal year, and expect the remaining accrued restructuring charges to be paid as follows: $5.6 million in fiscal 2004, $3.8 million in fiscal 2005, $3.5 million in fiscal 2006 and $22.8 million in fiscal 2007 and beyond. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Otherwise, we have no other significant contractual obligations or commitments that were not recorded in our financial statements. At September 30, 2003, a summary of our contractual commitments is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$23,325	$3,883	$3,567	$7,180	$8,695
Other contractual obligations	—	—	—	—	—

Total	$23,325	$3,883	$3,567	$7,180	$8,695

In addition to the lease commitments included above, we have provided letters of credit totaling $10.7 million as security deposits in connection with certain office leases.

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or the guidance that we provide, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	reduced capital expenditures for software;

•	length of sales cycles associated with our product offerings;

•	the timing, size and nature of our licensing transactions;

•	the increased dependency on partners for end user fulfillment;

•	market acceptance of new products or product enhancements by us;

•	market acceptance of new products or product enhancements by our competitors;

•	the relative proportions of revenues derived from licenses and services and maintenance;

•	the timing of new personnel hires and the rate at which new personnel become productive;

•	changes in pricing policies by our competitors;

•	changes in our operating expenses;

•	fluctuations in foreign currency exchange rates; and

•	reduced spending by critical vertical markets.

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

Historically, a limited number of customers has accounted for a significant percentage of our revenues. In 2002, 2001 and 2000, our three largest customers accounted for 18%, 18% and 12% of revenues, respectively. Our three largest customers accounted for 28% of revenues for the three months ended September 30, 2003.

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

The extended government vertical (Governments, including Healthcare) accounted for 49% of our software revenue in 2002 and 45% of software revenue in the third quarter of 2003. The U.S. and Canadian governments represented 14% and 13% of total revenues, respectively, in the third quarter of 2003, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

•	the adoption rate of our products within government departments and agencies;

•	the timing and amount of budget appropriations for information technology and specifically information security;

•	the timing of adoption of information security policies and regulations, including, but not limited to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Gramm-Leach-Bliley Act and the California Breach Disclosure Law (SB1386); and

•	our ability to develop and maintain the appropriate business relationships with partners with whom the government contracts for information security projects.

A decline, or delay in the growth of this market could reduce demand for our products, adversely affecting our revenues and results of operations.

In addition, failure to properly monitor pricing on government contracts could result in liability for penalties to the government for non-compliance.

We sometimes enter into complex contracts, which require ongoing monitoring and administration. Failure to monitor and administer these contracts properly could result in liability or damages.

We sometimes enter into complex contracts with our Government customers that contain clauses that provide that if a customer who falls within a specific category (known as a Relevant Customer) is offered better terms on the Company’s software products and related services that had been offered to the Government customer, then the Government customer will be able to buy additional quantities of those software products and services for the same length of time, from the same effective date and on the better terms that were offered to the Relevant Customer. The Company monitors compliance with these contracts on a continuous basis. The Company also conducts periodic self-assessments to ensure that the contracts are being properly administered and that there are no accruing liabilities for non-compliance. If these contracts are not properly monitored and administered, they may be breached and could result in damages payable by us which, depending on their magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends upon our ability to continue to attract and retain highly qualified scientific, technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the field of cryptography, and there can be no assurance that we can retain our key scientific, technical, sales and managerial employees or that we can attract, motivate or retain other highly qualified personnel in the future. These challenges are made more severe by our history of operating losses, the employment reductions from our restructurings, and the fact that the exercise price of the substantial majority of outstanding stock options is below the current market price of our stock. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

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

Our inability or failure to protect our proprietary rights could have a significant adverse effect on our business, financial condition or results of operations, while actions taken to enforce our intellectual property rights could substantially increase our quarterly expenses.

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

As a result of our June 2001 and May 2003 restructuring plans, we have made certain assumptions in estimating the accrued restructuring charges. If these assumptions change, they could have a material effect on our reported results.

In recent periods, we announced two major restructuring plans in June 2001 and in May 2003 as a result of the slowdown in the global electronics industry and the worldwide economy. The restructuring plans included a workforce reduction, the consolidation of excess facilities, the reassessment of the value of related excess long-lived assets and discontinuance of non-core products and programs.

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $33.4 million at September 30, 2003, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $4.9 million at September 30, 2003, could have a material effect on our reported results.

If our business does not improve or declines, we may further restructure our operations, which may adversely affect our financial condition and operating results.

We may need to take additional restructuring charges in the future if our business does not improve or declines or if the expected benefits of the restructuring plans do not materialize. These benefits may not materialize if we incur unanticipated costs in closing facilities or transitioning operations from closed facilities to other facilities or if customers cancel orders as a result of facility closures. If we are unsuccessful in implementing our restructuring plans, we may experience disruptions in our operations and higher ongoing costs, which may adversely affect our operating results.

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

In the future, we may establish additional foreign operations, hire additional personnel and establish relationships with additional partners internationally. This expansion would require significant management attention and financial resources and could have an adverse effect on our business, financial condition and results of operations. Although our international sales currently are primarily denominated in U.S. dollars, we may increasingly denominate sales in foreign currencies in the future. In addition, our international business may be subject to the following risks:

•	difficulties in collecting international accounts receivable;

•	difficulties in obtaining U.S. export licenses, especially for products containing encryption technology;

•	potentially longer payment cycles for customer payments;

•	increased costs associated with maintaining international marketing efforts;

•	introduction of non-tariff barriers and higher duty rates;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	difficulties managing personnel, partners and operations in remote locations; and

•	increased complexity in global corporate tax structure.

Any one of these could significantly and adversely affect our business, financial condition or results of operations.

We face additional risks in the Asia Pacific market due to our reliance on joint ventures and other factors.

In Japan, we have an exclusive distribution arrangement with Secom and others called Entrust Japan Co., Ltd. This entity is a joint venture of which we own 39%, SECOM, a Japanese Security Company, owns 40%, and a group of other investors own the remaining 21%. Joint ventures have additional risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions.

In addition, Entrust personnel headquartered in Tokyo lead the sales efforts for the entire Asia Pacific market. A disruption in our Japanese joint venture could, therefore, impact our ability to execute in the entire region. Also, another outbreak of SARS in the region could have an impact on our ability to travel to, and work with, customers in the region. These restrictions could affect our ability to transact business in the region.

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

The ownership by Nortel Networks Inc. of approximately 11.5% of our voting stock could have the effect of impeding a change of control, and the sale of shares of our Common stock held by Nortel Networks Inc. could negatively impact our share price.

As of November 5, 2003, Nortel Networks Inc. (“Nortel Networks”) beneficially owned 7,301,259 shares of our common stock or approximately 11.5% of our outstanding voting stock. This concentration of ownership may have the effect of delaying or preventing a change in control that other stockholders may find favorable.

Nortel Networks has the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. We have received notice of a demand registration from Nortel Networks pursuant to its Amended and Restated Registration Rights Agreement, dated as of July 29, 1998, with the Company. The demand is for the registration of all the shares of Entrust common stock that Nortel Networks currently holds. The Amended and Restated Registration Rights Agreement was set to expire in August of this year. The Company is currently in the process of complying with that demand and filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand. Since that date, the Company has filed two amendments to the Form S-3 with the Securities and Exchange Commission on September 16, 2003 and November 4, 2003, respectively.

Nortel Networks is not restricted as to the price or prices at which it may sell its shares. Sales of its shares at less than the market may depress the market price of our stock. Moreover, once the registration statement is effective, Nortel Networks will not be restricted as to the number of shares which may be sold at any one time, and it is possible that a significant number of shares could be sold at the same time which may depress the market price of our stock.

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

The following table presents the cash, cash equivalents and marketable investments that we held at September 30, 2003, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY
	Within 3 Months	3–6 Months	More than 6 Months	More than 12 Months
	(in thousands)
Investments classified as cash and cash equivalents	$27,191	$—	$—	$—
Investments classified as held to maturity marketable investments	19,591	20,805	15,602	17,022

Total amortized cost	$46,782	$20,805	$15,602	$17,022

Fair value	$46,774	$20,830	$15,612	$17,093

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, and the European Union. This exposure is not considered to be material with respect to the United Kingdom and European operations due to the fact that these operations are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through the Company’s Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but the expenses would be higher in a corresponding fashion and to a greater degree.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.1 million during the nine months ended September 30, 2003, when compared to the same period of 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. As a result, during the fourth quarter of 2003, the Company engaged in hedges covering exposures on approximately $6 million of expenses denominated in Canadian dollars. These hedges were entered into in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. Up to the end of the third quarter of 2003, we have recorded losses of $14.8 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments. During the nine months ended September 30, 2003, we recorded an additional impairment of $2.8 million related to these strategic equity investments. Total strategic equity investments as of September 30, 2003 are $78 thousand.

On April 12, 2002, we increased our investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 39%. In exchange for additional shares in Entrust Japan, we converted a previous cash deposit of $524 thousand, contributed cash of approximately $957 thousand, contributed Entrust software product valued at approximately $385 thousand and contributed distribution rights for certain Entrust products for the Japanese market. Our increased investment followed additional investments in Entrust Japan by Toyota and SECOM in the fourth quarter of 2001. We believe that because of our additional investment, beginning in the second quarter of 2002, we have the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, in the second quarter of 2002, we began accounting for this investment in Entrust Japan under the equity method, in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, in the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years of $393,000, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of their voting stock, to the extent of our previous investment. In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $212 thousand and $450 thousand for the three and nine months ended September 30, 2003, resulting in cumulative losses recorded to date of $1.1 million. These losses are attributable to our pro rata share of Entrust Japan’s losses in 2002 and the first nine months of 2003, while we had an equity ownership of approximately 39% of voting stock. During 2002, Entrust Japan exceeded the performance targets established at the date of increased investment. However, in the second and third quarters of 2003, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $0.8 million equity investment in Entrust Japan at September 30, 2003 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of September 30, 2003, we believe that there had not been an impairment of our investment in Entrust Japan. However, there are risks associated with joint venture investments, including: failure to agree on budgets, market plans, staffing decisions and changes in strategic direction by one of the partners. If any one of these were to occur, the value of our investment could be adversely affected.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Entrust management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2003 (the end of the period covered by this quarterly report), of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of September 30, 2003.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Related Party Transaction

On September 30, 2003, the Company loaned Ohana Wireless, Incorporated, a California corporation (“Ohana”), $650,000 in the form of a zero interest convertible loan. Ohana intends to close on a Series A Preferred Stock financing by July 31, 2004. Upon the closing of that financing, the loan will automatically convert to Series A Preferred Stock. If the closing does not occur on or before July 31, 2004, the convertible loan will be payable to the Company on July 31, 2004.

Anthony E. Hwang, a director of Entrust, is also the interim Chief Executive Officer of Ohana and a member of Ohana’s Board of Directors. He also indirectly controls approximately 15% of the outstanding voting share capital of Ohana.

Ohana designs, assembles and installs high frequency wireless communication systems that can be supported by the Company’s software applications. The Company anticipates that an investment in Ohana will assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships.

Resignation of Wesley K. Clark from the Entrust Board of Directors

Retired U.S. Army General Wesley K. Clark resigned from the Entrust Board of Directors on October 8, 2003. General Clark had been a member of the Entrust Board since January 2002 and resigned as a result of growing constraints on his time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Letter Agreement, dated August 29, 2003, between Entrust, Inc. and Hans Downer.

10.2	Executive Severance Agreement, dated September 4, 2003, between Entrust, Inc. and Kevin Sullivan.

10.3	Transition Agreement and Release, dated September 18, 2003, between Entrust, Inc. and Ed Pillman.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

(i)	We furnished a Current Report on Form 8-K under Items 7(c) and 9 on July 23, 2003, announcing financial results for the second quarter ended June 30, 2003.
(ii)	We furnished a Current Report on Form 8-K under Items 7(c) and 12 on October 3, 2003, announcing preliminary financial results for the third quarter ended September 30, 2003.
(iii)	We furnished a Current Report on Form 8-K under Items 7(c) and 12 on October 29, 2003, announcing financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRUST, INC. (Registrant)

Date: November 13, 2003	By:	/s/ David J. Wagner

David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Letter Agreement, dated August 29, 2003, between Entrust, Inc. and Hans Downer.

10.2	Executive Severance Agreement, dated September 4, 2003, between Entrust, Inc. and Kevin Sullivan.

10.3	Transition Agreement and Release, dated September 18, 2003, between Entrust, Inc. and Ed Pillman.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.