Form 10-K/A
period 2002-12-31
ENTRUST INC
filed 2003-12-23
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

INTRODUCTORY NOTE

This Amendment No. 1 to the Annual Report of Entrust, Inc. (“Entrust” or the “Company”) on Form 10-K/A for the year ended December 31, 2002 is being filed to amend only the following items contained in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission on March 14, 2003:

•	Item 6 (Selected Financial Data);

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations);

•	Item 8 (Financial Statements and Supplementary Data); and

•	Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in Entrust’s reports filed with the Securities and Exchange Commission, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K/A, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause the results of Entrust to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including any projections of results of operations, revenues, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects of performance; statements of belief and any statement of assumptions underlying any of the foregoing.

The forward-looking statements contained herein involve risks and uncertainties. To learn more about the risks and uncertainties that the Company faces, you should read the risk factors set forth in Entrust’s Securities and Exchange Commission periodic reports and filings, including but not limited to the items discussed elsewhere in this report. The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$36,773	$61,482	$93,112	$48,027	$42,252
Services and maintenance	12,215	23,732	55,265	69,938	60,495
Total revenues	48,988	85,214	148,377	117,965	102,747
Cost of revenues:
License	1,985	2,286	4,418	4,515	3,674
Services and maintenance	7,546	13,016	32,418	43,640	33,680
Amortization of purchased product rights	—	—	2,751	3,322	1,136
Total cost of revenues	9,531	15,302	39,587	51,477	38,490
Gross profit	39,457	69,912	108,790	66,488	64,257
Operating expenses:
Sales and marketing	26,802	40,900	73,248	87,439	44,128
Research and development	12,840	16,605	27,625	30,892	24,151
General and administrative	5,046	7,752	12,083	20,509	14,840
Acquired in-process research and development	20,208	—	29,614	—	—
Amortization of goodwill and other purchased intangibles	356	712	59,952	62,142	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	—	—	326,953	—
Restructuring charges and adjustments	—	—	—	65,511	(1,079)
Write-down of leaseholds and other long-lived assets	—	—	—	13,519	—
Total operating expenses	65,252	65,969	202,522	606,965	82,040
Income (loss) from operations	(25,795)	3,943	(93,732)	(540,477)	(17,783)
Other income (expense):
Interest income	1,807	3,776	13,809	8,330	3,274
Loss from equity investment	(220)	(173)	—	—	(602)
Realized gain (loss) on investments	—	—	—	1,103	(220)
Write-down of long-term strategic investments	—	—	—	(10,800)	(1,238)
Total other income (expense)	1,587	3,603	13,809	(1,367)	1,214
Income (loss) before income taxes	(24,208)	7,546	(79,923)	(541,844)	(16,569)
(Provision) benefit for income taxes	160	(1,800)	(2,337)	(1,828)	(1,350)
Net income (loss)	$(24,048)	$5,746	$(82,260)	$(543,672)	$(17,919)
Net income (loss) per basic share	$(0.68)	$0.13	$(1.44)	$(8.57)	$(0.28)
Net income (loss) per diluted share	$(0.68)	$0.10	$(1.44)	$(8.57)	$(0.28)
Shares used in basic per share computation	35,255	43,847	57,003	63,411	64,946
Shares used in diluted per share computation	35,255	54,803	57,003	63,411	64,946

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$81,067	$89,271	$227,687	$153,555	$118,023
Working capital	77,438	87,918	224,026	89,012	73,367
Long-term marketable investments	—	2,405	60	9,038	13,423
Total assets	107,609	130,127	733,713	229,045	189,571
Shareholders’ equity	86,839	102,762	673,671	135,452	117,865

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement using the residual value method, based on vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of maintenance and support contracts. Fair value of future services training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would allocate the corresponding revenues among the various components, as described above.

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

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants to employees under these plans, when the exercise price for options granted under these plans is equal to the market value of the underlying common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options in these periods. Compensation expense was recognized for our stock-based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, we recorded unearned compensation of $784 thousand for 1998. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to increase our net loss in 2002, 2001 and 2000 to $42.4 million, $592.8 million and $177.5 million, respectively, and consequently, increase our net loss per share to $0.65, $9.35 and $3.11 for 2002, 2001 and 2000, respectively. However, Entrust believes that the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 2(n) of our consolidated financial statements, included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Revenues:
License	62.8%	40.7%	41.1%
Services and maintenance	37.2	59.3	58.9
Total revenues	100.0	100.0	100.0
Cost of revenues:
License	3.0	3.8	3.6
Services and maintenance	21.8	37.0	32.8
Amortization of purchased product rights	1.9	2.8	1.1
Total cost of revenues	26.7	43.6	37.5
Gross profit	73.3	56.4	62.5
Operating expenses:
Sales and marketing	49.4	74.1	42.9
Research and development	18.6	26.2	23.5
General and administrative	8.1	17.4	14.4
Acquired in-process research and development	19.9	—	—
Amortization of goodwill and other purchased intangibles	40.4	52.7	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	277.2	—
Restructuring charges and adjustments	—	55.5	(1.0)
Write-down of leaseholds and other long-lived assets	—	11.5	—
Total operating expenses	136.4	514.6	79.8
Loss from operations	(63.1)	(458.2)	(17.3)
Other income (expense):
Interest income	9.3	7.1	3.2
Loss from equity investment	—	—	(0.6)
Realized gain (loss) on investments	—	0.9	(0.2)
Write-down of long-term strategic investments	—	(9.1)	(1.2)
Total other income (expense)	9.3	(1.1)	1.2
Loss before income taxes	(53.8)	(459.3)	(16.1)
Provision for income taxes	(1.6)	(1.6)	(1.3)
Net loss	(55.4)%	(460.9)%	(17.4)%

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

Revenues

We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products. We recognize revenues in accordance with the provisions of the SOP No. 97-2, “Software Revenue Recognition,” SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and related accounting guidance and pronouncements.

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

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement using the residual value method, based on vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of maintenance and support contracts. Fair value of future services training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would allocate the corresponding revenues among the various components, as described above.

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

Total Revenues. Total revenues in 2002 were $102.7 million, which represented a decrease of 13% from the $118.0 million of total revenues in 2001, which in turn, represented a 20% decrease from the $148.4 million of total revenues in 2000. Total revenues derived from North America of $71.3 million in 2002 represented a decrease of 10% from the $79.1 million in 2001, which in turn, represented a 24% decrease from the $103.5 million in 2000. Total revenues derived from outside of North America of $31.4 million in 2002 represented a decrease of 19% from the $38.9 million in 2001, which in turn, represented a 13% decrease from the $44.9 million in 2000. The majority of the overall decline in total revenues in 2002 and 2001 was experienced in Canada, Europe, Asia and other international locales, which was mainly due to the continued softening of the economic climate internationally and to our restructuring plan from the second quarter of 2001, which resulted in fewer sales resources being applied in all regions, particularly in Asia Pacific and Latin America. In addition, we generated $13.6 million of revenues from the Government of Canada Secure Channel project in 2001, from software deliveries, accounted for on a subscription basis, and the first phase of the professional services work related to this project. These revenues were difficult to replace in 2002. The level of non-North American revenues has fluctuated from period to period, and this trend is expected to continue for the foreseeable future. The decline in the level of North American revenues, in 2002 and 2001, reflected the prolonged economic downturn experienced in this region and throughout the industry, with customers buying to their immediate needs, as opposed to buying total project or enterprise wide, in the tough economic market. However, the lower percentage year-over-year decrease in revenues derived from North America, in 2002 compared to 2001, is due to increased activity in 2002 in the extended government vertical in the United States, resulting from a higher customer demand for our digital certificate solutions in that market sector. Extended government revenues, which include healthcare, generated in the United States increased from $18.0 million in 2001 to $23.3 million in 2002, or 29%. In 2002 and 2000, no individual customer accounted for 10% or more of revenues. In 2001, a single customer accounted for 11% of revenues, while no other customers accounted for 10% or more of revenues.

License Revenues. License revenues of $42.3 million in 2002 represented a decrease of 12% from the $48.0 million in 2001, which in turn, represented a decrease of 48% from the $93.1 million in 2000. These revenues represented 41%, 41% and 63% of total revenues in 2002, 2001 and 2000, respectively. The decrease in license revenues in absolute dollars in 2002 and 2001 was primarily driven by the softened economic climate internationally and the shift from new project software spending to service driven deployment in the extended government vertical. New project purchases remain subject to governmental budgetary constraints. In addition, the global downturn has had a significant impact on information technology projects and the commitments that customers have made to expenditures in this area. Highlighting this trend, we had 321 license revenue transactions (a transaction is defined as a license sale in excess of $10 thousand) in 2002, down from 443 in 2001, or a 28% decrease. The impact on revenue was partially offset by the fact that the average transaction size increased from $97 thousand in 2001 to $128 thousand in 2002, or an increase of 32%. License revenues as a percentage of total revenues remained flat from 2001 to 2002, due to decreased services and maintenance revenues in the first half of 2002, largely as a result of the timing delay in contracting additional services revenues from the Government of Canada Secure Channel project, coupled with continued demand for the Entrust Secure Web Portal Solutions and Enterprise Desktop suite, offset by decreased license revenues caused by the absence of Government of Canada Secure Channel software revenues in 2002, which were $4.4 million in 2002 versus $12.6 million in 2001. License revenues as a percentage of total revenues decreased from 2000 to 2001, primarily as a result of a continued strong demand for services and maintenance from our customers and increased professional services revenues of approximately $3.3 million from the addition of CygnaCom in March 2000, and enCommerce in June 2000, and partly due to decreased license revenues in 2001.

Services and Maintenance Revenues. Services and maintenance revenues of $60.5 million in 2002 represented a decrease of 13% from the $69.9 million in 2001, which in turn, represented an increase of 26% from the $55.3 million in 2000. These revenues represented 59%, 59% and 37% of total revenues in 2002, 2001 and 2000, respectively. The decrease in services and maintenance revenues in 2002 is due to slowed demand for consulting services, resulting from the diminished growth of the license revenue base of customers experienced during 2001 and 2002 and the timing of corresponding support contract renewals on this license revenue base. Consulting services revenues declined from $36.3 million in 2001 to $26.7 million in 2002. In addition, to a greater degree we have been fulfilling our customers’ deployment needs in conjunction with partners, as our solutions are now easier to deploy and, as a result, the demand for our consulting services has declined for customer deployment and integration requirements. This is particularly true in Europe, where several large system integration contracts in Europe underpinned the 2001 services revenues in the first half of that year. The increase in services and maintenance revenues in absolute dollars from 2000 to 2001 was primarily the result of an increase in demand for consulting services and customer support, the acquisitions of CygnaCom and enCommerce, which added approximately $6.0 million, and an increase of $5.4 million in maintenance revenues from a larger installed product base and strong customer renewals of annual maintenance agreements. Services and maintenance revenues as a percentage of total revenues for 2002 compared to 2001 remained flat, mainly due to the continued improvements achieved in the utilization of our global professional services organization, offset with a shift in the mix of revenues from services and maintenance to license revenues during the first half of 2002. This shift was largely due to an increase in demand for our enhanced security solutions, particularly the Entrust Secure Web Portal Solutions, combined with the decrease in services and maintenance business in 2002 as a result of the timing of customer demand. The increase in services and maintenance revenues as a percentage of total revenues from 2000 to 2001 reflected a shift in the mix of revenues from license to services and maintenance revenues in 2001, compared to previous years. This shift was largely due to the continued growth of our services and maintenance business, which increased $8.6 million in response to customer demand, the impact of the professional services revenues of CygnaCom and enCommerce since their respective acquisitions, and the decrease in license revenues during 2001.

Cost of Revenues

Cost of License Revenues. Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was $3.7 million in 2002, $4.5 million in 2001 and $4.4 million in 2000, representing 4%, 4% and 3% of total revenues for the respective years. The decrease in cost of license revenues in absolute dollars was primarily a result of lower license revenues in 2002 with the corresponding expenses lower by $0.2 million compared to prior years and savings of $0.6 million realized as a result of renegotiated royalty agreements with some third-party software vendors. The cost of license revenues as a percentage of total revenues remained flat for 2002 compared to 2001 due to the overall lower total revenues in 2002. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected. The increase in the cost of license revenues as a percentage of total revenues from 2000 to 2001, despite the lower software license revenue levels, was primarily a result of higher royalty rates paid to third-party software vendors, which increased expenses by $0.5 million and an increase in the number of third-party technologies embedded in our products sold, which increased costs by an additional $0.5 million. The mix of third-party products may vary from period to period and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues. Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $33.7 million in 2002, $43.6 million in 2001 and $32.4 million in 2000, representing 33%, 37% and 22% of total revenues for the respective years. The decrease in the cost of services and maintenance revenues in absolute dollars and as a percentage of total revenues in 2002 primarily reflected the decreased costs of $7.5 million associated with lower levels of services and maintenance revenues experienced during this year and the elimination of certain unprofitable services business lines as part of our restructuring in June 2001, which resulted in savings of $2.5 million in 2002. Further, the decrease of cost of services and maintenance revenues as a percentage of total revenues reflected a decline in services and maintenance revenues and an increase in license revenues in the first half of 2002, compared to the same period in 2001. The increase in absolute dollars in 2001 reflected the increased costs of $11.2 million associated with the increased levels of services and maintenance revenues experienced in those periods, of which $4.5 million related to increased costs associated with the CygnaCom and enCommerce resources. The increase in the cost of services and maintenance revenues as a percentage of total revenues in 2001 reflected the rapid growth of services and maintenance revenues in comparison to license revenues, and the significant shift in the mix of revenues from license to services and maintenance revenues during this period. As the services and maintenance revenues represented the larger proportion of total revenues and grew faster than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues, because significant investment was necessary in order to meet this demand. Also, we made significant investments of $2.4 million in additional customer support personnel in 2001.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 44% in 2002, 38% in 2001 and 41% in 2000. The increase in the services and maintenance gross profit as a percentage of services and maintenance revenues from 2001 to 2002 reflected the lower costs associated with professional services and operating efficiencies achieved in the form of higher productivity and utilization of available services resources compared to the previous year, combined with a shift in the services revenues mix from lower margin professional services revenues to higher margin support and maintenance revenues. Each of these factors resulted in a one-percentage point improvement in our gross profit as a percentage of services and maintenance revenues. We also eliminated certain unprofitable services business lines as part of our restructuring plan in June 2001, which resulted in a four-percentage point improvement in our gross profit as a percentage of services and maintenance revenues. The decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues from 2000 to 2001 reflected the investment we made in the professional services team primarily through the acquisition of CygnaCom late in the first quarter of 2000 and enCommerce at the end of the second quarter of 2000, which represented a shift in the mix of components within services revenues toward the lower-margin professional services revenues, resulting in a four-percentage point decrease in services and maintenance gross profit as a percentage of services and maintenance revenues. The impact of this decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues was partly offset by the effect of improved customer support revenues in 2001.

Operating Expenses

Operating Expenses—Sales and Marketing

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Per statement of operations	$73,248	$87,439	$44,128
Less: Special non-recurring charges included	—	12,637	(371)
Pro forma	$73,248	$74,802	$44,499
Pro forma sales and marketing as a percentage of total revenues	49%	63%	43%

Sales and marketing expenses decreased to $44.5 million in 2002 from $74.8 million in 2001 and $73.2 million in 2000, on a pro forma basis, representing 43%, 63% and 49% of total revenues in the respective years. The decrease in absolute dollars in 2002 was due mainly to the cost reduction strategies implemented through our restructuring plan, which took effect in June 2001. Since the restructuring, our sales and marketing expenses have better matched our revenue generation. The increase in sales and marketing expenses in absolute dollars from 2000 to 2001 was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, up until the end of the first half of 2001 and the implementation of our restructuring plan in June 2001. Until that time we had continued to make significant investments in sales and marketing to support the launch of new products, markets, services and marketing programs. The decrease in sales and marketing expenses as a percentage of total revenues in 2002, compared to 2001, reflected the cost savings from the restructuring plan, and the lower-than-expected revenue achievement in the first half of 2001 compared to 2002. In addition, we have implemented significant efficiencies into our sales processes and continued greater discipline in expense management. The cost savings from the restructuring accounted for approximately 21-percentage points of the decrease in sales and marketing expenses as a percentage of total revenues, while the lower revenue achievement in 2002 resulted in a five-percentage point increase. The efficiencies and discipline implemented in our sales processes accounted for a four-percentage point decrease in sales and marketing expenses as a percentage of total revenues. The increase in sales and marketing expenses as a percentage of total revenues in 2001, compared to 2000, was mainly due to the combination of lower-than-expected license revenues in the first half of 2001, and sales and marketing expenses that were largely fixed prior to the beginning of each of the first two quarters of 2001 based on the expectation of higher license revenues for that period that did not materialize. We intend to continue to focus on improving the productivity of our sales and marketing organizations and on gaining efficiencies in the related processes in light of current economic conditions. However, until the implementation of our restructuring plan, we continued to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments in sales and marketing, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

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

Research and development expenses decreased to $24.2 million in 2002 from $30.9 million in 2001 and $27.6 million in 2000, representing 24%, 26% and 19% of total revenues in the respective years. The decrease in research and development expenses in absolute dollars in 2002 was due mainly to the cost reduction strategies implemented through our restructuring plan, which took effect in June 2001. In addition, employees were hired during the first half of 2001, primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings. This also accounted for the increase in research and development expenses from 2000 to 2001. Research and development expenses as a percentage of total revenues for 2002 decreased compared to 2001 due mainly to the lower research and development spending resulting from a reprioritization of resources to strategic solutions, coupled with continued management discipline in operating expenses in 2002. The investment in research and development as a percentage of total revenues increased in 2001, compared to 2000, due primarily to the lower than expected license revenues in the first half of 2001, resulting in a five-percentage point increase in these costs as a percentage of total revenues, as these costs were largely fixed prior to the start of the first two quarters of 2001. In addition, the acquisition of enCommerce and the corresponding addition of the GetAccess ™ development team in June 2000 resulted in a four-percentage point increase in research and development expenses as a percentage of total revenues in 2001 compared to 2000. This was offset by a three-percentage point decrease primarily as a result of the cost reduction impact of our restructuring on research and development expenses that came into effect in June 2001. However, we believe that we must continue to maintain our investment in research and development in order to maintain our technological leadership position, software quality and security assurance leadership and thus, expect research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

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

Restructuring and Other Special Non-recurring Charges

Entrust hired a new Chief Executive Officer, F. William Conner in April 2001. Immediately following his hiring, Management began a re-assessment of the Company to reduce the Company’s cash flow outflow from operations. On June 4, 2001, we announced a Board-approved restructuring program to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that are negatively affecting technology investment in the market. The restructuring program included a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs. The restructuring resulted in the elimination of over 400 positions, or approximately 33% of the Company’s total work force. Combined with the expense reduction associated with the consolidation of excess facilities it resulted in a reduction of the Company’s cost of revenues from $15.6 million in the first quarter of 2001 to $11.2 million in the third quarter of 2001, or a reduction of approximately 28%. For the same comparable period, the first quarter 2001 to the third quarter of 2001, it resulted in the following reductions by expense line:

Quarter Ended
Expense line	March 31, 2001	September 30, 2001
Sales and marketing	26,580 to	13,971, a reduction of 47%
Research and development	9,487 to	6,527, a reduction of 31%
General and administrative	4,687 to	3,313, a reduction of 29%

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

	Accrued Restructuring Charges	Other Special Non-recurring Charges	Total Special Charges through June 30, 2001	Adjustments Recorded July 1, 2001 to Dec. 31, 2001	Adjustments Recorded July 1, 2001 to Dec. 31, 2001	Total Special Charges through Dec. 30, 2002
Workforce reduction and other personnel costs	$13.5	$4.1	$17.6	$0.3	$0.1	$18.0
Consolidation of excess facilities	38.2	13.5	51.7	0.5	(0.1)	52.1
Discontinuance of non-core products and programs	13.8	6.4	20.2	(0.8)	(1.3)	18.1
Impairment of goodwill, purchased product rights and other purchased assets	—	327.0	327.0	—	—	327.0
Write-down of long-term strategic investments	—	6.1	6.1	4.7	—	10.8
Bad debt write-offs and additional provisions to the allowance for doubtful accounts	—	11.0	11.0	(3.3)	—	7.7
Total	$65.5	$368.1	$433.6	$1.4	$(1.3)	$433.7

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

Workforce Reduction and Other Personnel Costs

The restructuring program resulted in the reduction of approximately 400 of our regular full-time employees, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net ™ and Entrust@YourService ™ and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter of 2001, and the workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001. We have recorded a cumulative workforce reduction charge of $13.5 million primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

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

As at December 31, 2002, we estimated a total of $33.2 million of estimated sublease recoveries in our restructuring accrual. Of this amount, $32.4 million is related to the Santa Clara facility. In addition, $12.1 million of the $33.2 million is recoverable under existing sublease agreements, the remaining $21.1 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Impairment of Goodwill, Purchased Product Rights and Other Intangible Purchased Assets

Due to the decline in our market capitalization, the decline in current overall business conditions within our target market segments and the restructuring program, we completed an assessment of the recoverability of goodwill on our balance sheet as of June 2001, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r3 acquisitions would not be recovered through the estimated undiscounted future cash flows. We then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r3 acquisition. The result of this analysis was a charge of $327.0 million related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition accounted for $325.4 million of the impairment. This acquisition failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess ™ product that were estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment in 2001 was the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

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

Interest Income

Interest income decreased to $3.1 million in 2002 from $8.3 million in 2001 and $13.8 million in 2000, representing 3%, 7% and 9% of total revenues in the respective years. The decrease in investment income for 2002 and 2001, compared to the preceding year, reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and to acquire long-lived assets and long-term strategic investments. The funds invested decreased from $203.5 million at December 31, 2000 to $117.3 million and $99.4 million at December 31, 2001 and 2002, respectively. In addition, the decrease was due to the lower interest rates that have been available in 2002 and 2001, compared to the preceding years. In 2002, the rate of return on our marketable investments dropped to less than 1% compared to our historical rate of return of just under 5% on an annualized basis.

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

The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	June 30 2002	Sept. 30 2002	Dec. 31 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$10,559	$12,554	$12,288	$12,626	$12,089	$11,905	$8,548	$9,710
Services and maintenance	20,946	17,462	15,732	15,798	15,434	14,601	15,460	15,000
Total revenues	31,505	30,016	28,020	28,424	27,523	26,506	24,008	24,710
Cost of revenues:
License	901	1,207	1,247	1,160	942	1,023	803	906
Services and maintenance	13,346	11,312	9,710	9,272	8,494	8,551	8,177	8,458
Amortization of purchased product rights	1,377	1,377	284	284	284	284	284	284
Total cost of revenues	15,624	13,896	11,241	10,716	9,720	9,858	9,264	9,648
Gross profit	15,881	16,120	16,779	17,708	17,803	16,648	14,744	15,062
Operating expenses:
Sales and marketing	26,580	38,219	13,971	8,669	12,145	10,732	11,043	10,208
Research and development	9,487	8,345	6,527	6,533	6,033	6,476	5,827	5,815
General and administrative	4,687	9,363	3,313	3,146	3,506	3,893	3,525	3,916

	Quarter Ended
	Mar. 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	June 30 2002	Sept. 30 2002	Dec. 31 2002
	(in thousands, except per share data)
Amortization of goodwill and other purchased intangibles	28,900	28,900	2,171	2,171	—	—	—	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	326,953	—	—	—	—	—	—
Restructuring charges and adjustments	—	65,511	—	—	—	(1,079)	—	—
Write-down of leaseholds and other long-lived assets	—	13,519	—	—	—	—	—	—
Total operating expenses	69,654	490,810	25,982	20,519	21,684	20,022	20,395	19,939
Loss from operations	(53,773)	(474,690)	(9,203)	(2,811)	(3,881)	(3,374)	(5,651)	(4,877)
Other income (expense):
Interest income	3,244	2,399	1,511	1,176	1,152	608	850	664
Loss from equity investment	—	—	—	—	—	(370)	(135)	(97)
Realized gain (loss) on investments	—	—	1,103	—	(220)	—	—	—
Write-down of long-term strategic investments	—	(6,100)	(1,406)	(3,294)	—	(1,238)	—	—
Total other income (expense)	3,244	(3,701)	1,208	(2,118)	932	(1,000)	715	567
Loss before income taxes	(50,529)	(478,391)	(7,995)	(4,929)	(2,949)	(4,374)	(4,936)	(4,310)
Provision for income taxes	(350)	(396)	(303)	(779)	(395)	(400)	(276)	(279)
Net loss	$(50,879)	$(478,787)	$(8,298)	$(5,708)	$(3,344)	$(4,774)	$(5,212)	$(4,589)
Net loss per share:
Basic	$(0.81)	$(7.58)	$(0.13)	$(0.09)	$(0.05)	$(0.07)	$(0.08)	$(0.07)
Diluted	$(0.81)	$(7.58)	$(0.13)	$(0.09)	$(0.05)	$(0.07)	$(0.08)	$(0.07)
Shares used in per share Computation:
Basic	62,911	63,205	63,491	64,036	64,762	65,102	65,115	64,805
Diluted	62,911	63,205	63,491	64,036	64,762	65,102	65,115	64,805

	Quarter Ended
	Mar. 31 2001	June 30 2001	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	June 30 2002	Sept. 30 2002	Dec. 31 2002
Statement of Operations Data:
Revenues:
License	33.5%	41.8%	43.9%	44.4%	43.9%	44.9%	35.6%	39.3%
Services and maintenance	66.5	58.2	56.1	55.6	56.1	55.1	64.4	60.7
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
License	2.8	4.0	4.4	4.1	3.4	3.8	3.3	3.7
Services and maintenance	42.4	37.7	34.7	32.6	30.9	32.3	34.1	34.2
Amortization of purchased product rights	4.4	4.6	1.0	1.0	1.0	1.1	1.2	1.2
Total cost of revenues	49.6	46.3	40.1	37.7	35.3	37.2	38.6	39.1
Gross profit	50.4	53.7	59.9	62.3	64.7	62.8	61.4	60.9
Operating expenses:
Sales and marketing	84.4	127.3	49.9	30.5	44.1	40.5	46.0	41.3
Research and development	30.1	27.8	23.3	23.0	21.9	24.4	24.2	23.5
General and administrative	14.9	31.2	11.8	11.1	12.8	14.7	14.7	15.8
Amortization of goodwill and other purchased intangibles	91.7	96.3	7.7	7.6	—	—	—	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	1,089.3	—	—	—	—	—	—
Restructuring charges and adjustments	—	218.3	—	—	—	(4.1)	—	—
Write-down of leaseholds and other long-lived assets	—	45.0	—	—	—	—	—	—
Total operating expenses	221.1	1,635.2	92.7	72.2	78.8	75.5	84.9	80.6
Loss from operations	(170.7)	(1,581.5)	(32.8)	(9.9)	(14.1)	(12.7)	(23.5)	(19.7)
Other income (expense):
Interest income	10.3	8.0	5.4	4.1	4.2	2.3	3.5	2.7
Loss from equity investment	—	—	—	—	—	(1.4)	(0.6)	(0.4)
Realized gain (loss) on investments	—	—	3.9	—	(0.8)	—	—	—
Write-down of long-term strategic investments	—	(20.3)	(5.0)	(11.6)	—	(4.7)	—	—
Total other income (expense)	10.3	(12.3)	4.3	(7.5)	3.4	(3.8)	2.9	2.3
Loss before income taxes	(160.4)	(1,593.8)	(28.5)	(17.4)	(10.7)	(16.5)	(20.6)	(17.4)
Provision for income taxes	(1.1)	(1.3)	(1.1)	(2.7)	(1.4)	(1.5)	(1.1)	(1.2)
Net loss	(161.5)%	(1,595.1)%	(29.6)%	(20.1)%	(12.1)%	(18.0)%	(21.7)%	(18.6)%

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

We sometimes enter into complex contracts which require ongoing monitoring and administration. Failure to monitor and administer these contracts properly could result in liability or damages.

We sometimes enter into complex contracts with our Government customers that contain clauses that provide that if a customer who falls within a specific category (known as a Relevant Customer) is offered better terms on the Company’s software products and related services than had been offered to the Government customer, then the Government customer will be able to buy additional quantities of those software products and services for the same length of time, from the same effective date and on the better terms that were offered to the Relevant Customer. The Company monitors compliance with these contracts on a continuous basis. The Company also conducts periodic self-assessments to ensure that the contracts are being properly administered and that there are no accruing liabilities for non-compliance. If these contracts are not properly monitored and administered, they may be breached and could result in damages payable by us which, depending on their magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

Our consolidated financial statements together with the related notes and the report of Deloitte & Touche, LLP, independent auditors, are set forth in the Index to Consolidated Financial Statements at Item 15 and incorporated herein by this reference.

Our “Quarterly Results of Operations” set forth in Item 7 is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of Entrust, Inc. are filed as part of this Form 10-K on the pages indicated:

2.	Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed on the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

On October 2, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K dated September 30, 2002 to report under Item 5 (Other Events) that, on September 30, 2002, the U.S. District Court for the Eastern District of Texas issued an order dismissing a class action lawsuit pending against us.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December, 2003.

ENTRUST, INC. (Registrant)

By:	/s/ F. William Conner

F. William Conner President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of December, 2003.

Signature	Title

/s/ F. William Conner F. William Conner	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ David J. Wagner David J. Wagner	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Butler C. Derrick, Jr.	Director

/s/ Anthony E. Hwang Anthony E. Hwang	Director

/s/ Jerry Jones Jerry Jones	Director

/s/ Terrell B. Jones Terrell B. Jones	Director

/s/ Michael P. Ressner Michael P. Ressner	Director

/s/ Douglas Schloss Douglas Schloss	Director

/s/ Liener Temerlin Liener Temerlin	Director

/s/ Edward O. Vetter Edward O. Vetter	Director

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

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
License	$93,112	$48,027	$42,252
Services and maintenance	55,265	69,938	60,495
Total revenues	148,377	117,965	102,747
Cost of revenues:
License	4,418	4,515	3,674
Services and maintenance	32,418	43,640	33,680
Amortization of purchased product rights	2,751	3,322	1,136
Total cost of revenues	39,587	51,477	38,490
Gross profit	108,790	66,488	64,257
Operating expenses:
Sales and marketing	73,248	87,439	44,128
Research and development	27,625	30,892	24,151
General and administrative	12,083	20,509	14,840
Acquired in-process research and development	29,614	—	—
Amortization of goodwill and other purchased intangibles	59,952	62,142	—
Impairment of goodwill, purchased product rights and other purchased intangibles	—	326,953	—
Restructuring charges and adjustments	—	65,511	(1,079)
Write-down of leaseholds and other long-lived assets	—	13,519	—
Total operating expenses	202,522	606,965	82,040
Loss from operations	(93,732)	(540,477)	(17,783)
Other income (expense):
Interest income	13,809	8,330	3,274
Loss from equity investment	—	—	(602)
Realized gain (loss) on investments	—	1,103	(220)
Write-down of long-term strategic investments	—	(10,800)	(1,238)
Total other income (expense)	13,809	(1,367)	1,214
Loss before income taxes	(79,923)	(541,844)	(16,569)
Provision for income taxes	(2,337)	(1,828)	(1,350)
Net loss	$(82,260)	$(543,672)	$(17,919)
Net loss per share:
Basic	$(1.44)	$(8.57)	$(0.28)
Diluted	$(1.44)	$(8.57)	$(0.28)
Weighted average common shares used in per share computations:
Basic	57,003,479	63,410,786	64,946,246
Diluted	57,003,479	63,410,786	64,946,246

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2000, 2001 and 2002

(in thousands, except share data)

	Common Stock		Special Voting Stock		Additional Paid-In Capital	Unearned Compen- sation	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999, as originally reported	45,203,448	$452	5,157,289	$52	$122,883	$(439)	$(19,258)	$(535)	$103,155
Retroactive recognition of Entrust Japan losses under the equity method	—	—	—	—	—	—	(393)	—	(393)
Balances at December 31, 1999, as adjusted	45,203,448	452	5,157,289	52	122,883	(439)	(19,651)	(535)	102,762
Unearned compensation related to non-employee stock options granted	—	—	—	—	101	(101)	—	—	—
Unearned compensation amortized	—	—	—	—	—	224	—	—	224
Special voting shares exchanged	5,157,289	52	(5,157,289)	(52)	—	—	—	—	—
Common shares issued:
Cash	2,074,260	21	—	—	162,622	—	—	—	162,643
Acquisitions, including options and warrants	8,548,177	85	—	—	482,187	—	—	—	482,272
Stock option exercises	1,701,659	17	—	—	6,320	—	—	—	6,337
Employee Stock Purchase Plan	68,905	1	—	—	1,705	—	—	—	1,706
Common shares issuance costs	—	—	—	—	(1,130)	—	—	—	(1,130)
Tax equivalent related to non-qualified option exercises	—	—	—	—	916	—	—	—	916
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(82,260)	—	$(82,260)	(82,260)
Unrealized loss on investments	—	—	—	—	—	—	—	(1,457)	(1,457)	(1,457)
Unrealized gain on gross-up receivable related to investments	—	—	—	—	—	—	—	1,457	1,457	1,457
Translation adjustment	—	—	—	—	—	—	—	201	201	201
Total comprehensive loss								$(82,059)
Balances at December 31, 2000	62,753,738	628	—	—	775,604	(316)	(101,911)	(334)	673,671
Unearned compensation related to non-employee stock options granted	—	—	—	—	6	(6)	—	—	—
Unearned compensation amortized	—	—	—	—	—	222	—	—	222
Warrants and options issued to non-employees for services rendered	—	—	—	—	1,092	—	—	—	1,092
Common shares issued:
Stock option exercises	1,422,735	14	—	—	3,070	—	—	—	3,084
Employee Stock Purchase Plan	255,579	3	—	—	2,107	—	—	—	2,110
Comprehensive loss:
Net loss	—	—	—	—	—	—	(543,672)	—	$(543,672)	(543,672)
Unrealized loss on investments, net of reclassification adjustment	—	—	—	—	—	—	—	(220)	(220)	(220)
Translation adjustment	—	—	—	—	—	—	—	(835)	(835)	(835)
Total comprehensive loss							$(544,727)

	Common Stock		Special Voting Stock		Additional Paid-In Capital	Unearned Compen- sation	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	64,432,052	645	—	—	781,879	(100)	(645,583)	(1,389)	135,452
Unearned compensation related to non-employee stock options granted	—	—	—	—	18	(18)	—	—	—
Unearned compensation amortized	—	—	—	—	—	79	—	—	79
Common shares issued:
Stock option exercises	541,320	5	—	—	1,145	—	—	—	1,150
Employee Stock Purchase Plan	290,657	3	—	—	935	—	—	—	938
Executive Stock Option Exchange and special recognition	18,470	—	—	—	103	—	—	—	103
Common shares repurchased and retired	(790,865)	(8)	—	—	(2,238)	—	—	—	(2,246)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(17,919)	—	$(17,919)	(17,919)
Change in unrealized loss on investments, net of reclassification adjustment	—	—	—	—	—	—	—	220	220	220
Translation adjustment	—	—	—	—	—	—	—	88	88	88
Total comprehensive loss									$(17,611)
Balances at December 31, 2002	64,491,634	$645	—	$—	$781,842	$(39)	$(663,502)	$(1,081)	$117,865

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Operating activities:
Net loss	$(82,260)	$(543,672)	$(17,919)
Non-cash items in loss:
Depreciation and amortization	67,026	73,431	8,266
Tax equivalent related to non-qualified option exercises	916	—	—
Unearned compensation amortized	224	222	79
Acquired in-process research and development	29,614	—	—
Revenue from non-monetary transaction	(2,988)	(734)	—
Loss from equity investment	—	—	602
Loss on disposition of short-term marketable investments	—	261	220
Provision for doubtful accounts	1,688	8,508	—
Impairment of goodwill, purchase product rights and other purchased intangibles	—	326,953	—
Non-cash other special non-recurring charges	—	3,212	—
Gain on disposition of long-term strategic investments	—	(1,584)	—
Write-down of leaseholds and other long-lived assets	—	13,519	—
Write-down of long-term strategic investments	—	10,800	1,238
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(21,740)	13,642	1,408
Decrease (increase) in other receivables	(1,458)	1,736	670
Decrease (increase) in prepaid expenses	(3,788)	1,395	32
Increase (decrease) in accounts payable	5,879	(2,984)	(2,589)
Increase (decrease) in accrued liabilities	8,283	(7,601)	(4,205)
Increase (decrease) in accrued restructuring charges	—	46,988	(13,822)
Increase (decrease) in deferred revenue	5,777	(1,790)	(1,391)
Decrease due to related party	—	(799)	—
Net cash provided by (used in) operating activities	7,173	(58,497)	(27,411)
Investing activities:
Purchases of marketable investments	(346,369)	(202,638)	(310,556)
Dispositions of marketable investments	216,062	288,737	328,479
Purchases of property and equipment	(19,717)	(13,629)	(2,050)
Proceeds on disposition of property and equipment	—	264	—
Increase in long-term equity investment	—	—	(957)
(Increase) decrease in long-term strategic investments	(14,922)	(2,308)	63
Proceeds on disposition of long-term strategic investments	—	4,632	—
Increase in other long-term assets	(1,218)	(1,692)	(562)
Net cash payments in purchase transactions	(7,739)	—	—
Net cash provided by (used in) investing activities	(173,903)	73,366	14,417
Repayment of long-term liabilities	(75)	(355)	(265)
Repurchase of common stock	—	—	(2,246)
Proceeds from exercise of stock options and employee stock purchase plan	8,043	6,287	2,191
Proceeds from issuance of common stock, net	161,513	—	—
Net cash provided by (used in) financing activities	169,481	5,932	(320)

	Year Ended December 31,
	2000	2001	2002
Effect of exchange rate changes on cash	(387)	225	90
Net change in cash and cash equivalents	2,364	21,026	(13,224)
Cash and cash equivalents at beginning of year	21,877	24,241	45,267
Cash and cash equivalents at end of year	$24,241	$45,267	$32,043

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

(c) Revenue Recognition

The Company generates revenues from licensing the rights to its software products to end-users and, to a lesser extent, from sublicense fees from resellers. The Company also generates revenues from consulting, training and post-contract support, or maintenance, performed for customers who license its products. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and related accounting guidance and pronouncements.

Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. The Company does not offer a right of return on sales of its software products.

For arrangements involving multiple elements, the Company allocates revenue to each component of the arrangement using the residual value method, based on vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. The Company first allocates the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company attributes the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of maintenance and support contracts. Fair value of future services training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple element arrangement, and therefore, the Company would allocate the corresponding revenues among the various components, as described above.

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

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at March 31, 2003, the Company does not hold any available for sale investments.

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

	December 31
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

	Year Ended December 31,
	2000	2001	2002
Net loss, as reported	$(82,260)	$(543,672)	$(17,919)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related effects	(95,200)	(49,141)	(24,463)
Pro forma net loss	$(177,460)	$(592,813)	$(42,382)
Net loss per share:
Basic—as reported	$(1.44)	$(8.57)	$(0.28)
Basic—pro forma	$(3.11)	$(9.35)	$(0.65)
Diluted—as reported	$(1.44)	$(8.57)	$(0.28)
Diluted—pro forma	$(3.11)	$(9.35)	$(0.65)

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

On April 22, 2001, the Company issued a warrant to purchase 258,333 shares of the Company’s Common stock, with an exercise price of $6.87 per share and expiration date of April 22, 2004, to a consultant of the Company. In addition, the Company granted non-employee options to purchase 9,500 shares of Common stock to a consultant for services rendered in 2001, with an exercise price of $8.20 and term of ten years. The fair value of these options and warrants, granted to consultants of the Company, of $1,092 was recorded as an expense in 2001, when they vested. Also, in 2000, 2001 and 2002 the Company granted non-employee options to members of an advisory committee, to purchase 3,000, 1,500 and 5,000 shares of Common stock, respectively, at exercise prices of $44.00, $4.60 and $4.03 per share with a term of 10 years. The Company recorded unearned compensation of $102, $6, and $18 in 2000, 2001 and 2002, respectively, for these non-employees options, which is being amortized over the vesting period of four years from the date of grant. Accordingly, $28, $25 and $30 was amortized into compensation expense for 2000, 2001 and 2002, respectively.

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

148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

In July 2000, the Emerging Issues Task Force issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”, with various subsequent discussions by the Task Force, most recently in March 2003. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting, unless there is sufficient evidence to the contrary to overcome this presumption. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, entities may elect to report the change in accounting as a cumulative effect adjustment. If so elected, disclosure should be made in periods subsequent to the date of initial application of this consensus of the amount of recognized revenue that was previously included in the cumulative effect adjustment. The Company does not intend to report a cumulative effect adjustment and does not expect the adoption of this guidance to have a material impact on its consolidated financial position or results of operations.

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

As at December 31, 2002, the Company estimated a total of $33.2 million of estimated sublease recoveries in our restructuring accrual. Of this amount, $32.4 million is related to the Santa Clara facility. In addition, $12.1 million of the $33.2 million is recoverable under existing sublease agreements and the remaining $21.1 million of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

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

(c) Workforce Reduction and Other Personnel Costs

The restructuring program resulted in the reduction of approximately 400 regular full-time employees across the Company, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs, and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net ™ and Entrust@YourService ™ and secondary geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter, and the workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001. The Company recorded a workforce reduction charge of $13,400 primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

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

(f) Impairment of Goodwill, Purchased Product Rights and Other Intangible Purchased Assets

Due to the decline in the Company’s market capitalization, the decline in current overall business conditions within its target market segments and the restructuring program, the Company completed an assessment of the recoverability of goodwill on its balance sheet, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r3 acquisitions will not be recovered through the estimated undiscounted future cash flows. The Company then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r3 acquisition. The result of this analysis is a charge of $327,000 related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition account for $325,400 of the impairment. This acquisition failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess ™ product that are now estimated to be required in the future and were not known at the time of the acquisition. The remaining $1,600 of goodwill impairment is the result of the r3 acquisition, which was impacted primarily by the workforce restructuring.

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

On June 26, 2000, the Company completed the acquisition of all of the outstanding capital stock, options and warrants of enCommerce, a global portal infrastructure company, based in Santa Clara, California, that provides software and services designed to manage electronic business relationships, in exchange for an aggregate of 8,548,177 shares of the Company’s Common stock and options and warrants to purchase 1,701,823 shares of Common stock, with an aggregate fair value of $482,272. The Company also incurred approximately $23,246 in acquisition-related costs. The enCommerce acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $505,518 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remaining $449,640 allocated to purchased product rights, goodwill and other purchased intangibles. Also, in connection with this acquisition, an appraisal was done of the intangible assets, resulting in $29,614 of the purchase price being allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. This in-process research and development was expensed in June 2000. Amortization of $54,445 and $56,151 was recorded in 2000 and 2001, respectively, related to goodwill and other purchased intangible assets arising from this acquisition. No amortization of these assets has been recorded in 2002, due to the adoption of SFAS No. 142. The Company also recorded amortization expense of $2,751, $3,322 and $1,136 for purchased products rights in 2000, 2001 and 2002, respectively. In addition, the Company recorded an impairment of $325,379 related to the goodwill, purchased product rights and other purchased intangibles from this acquisition in 2001.

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

7. Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2001	2002
Computer and telecom equipment	$9,535	$10,708
Furniture and fixtures	3,898	4,308
Leasehold improvements	8,760	9,431
Internal-use software	4,394	4,811
Equipment under capital lease	92	—
	26,679	29,258
Less: accumulated depreciation and amortization	(9,819)	(16,463)
Subtotal	16,860	12,795
Assts to be placed in service	530	—
Total property and equipment, net	$17,390	$12,795

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2001	2002
Payroll and related benefits	$9,383	$8,037
Other	5,738	2,503
	$15,121	$10,540

9. Income Taxes

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	December 31,
	2000	2001	2002
Income (loss) before income taxes:
United States	$(85,876)	$(519,062)	$(9,665)
Foreign	5,953	(22,782)	(6,904)
	$(79,923)	$(541,844)	$(16,569)
Provision for income taxes
Current:	$—	$—	$—
Federal	—	(147)	(129)
State and local	(1,421)	(1,681)	(1,221)
Foreign
	(1,421)	(1,828)	(1,350)
Deferred	—	—	—
Federal and State tax equivalent related to non-qualified option exercises (credited to additional paid-in capital)	(916)	—	—
Total provision for income taxes	$(2,337)	$(1,828)	$(1,350)

A reconciliation between income taxes computed at the federal statutory rate and income tax provision is shown below:

	December 31,
	2000	2001	2002
Income tax provision at federal statutory rate	$27,174	$184,227	$5,633
State and local taxes, net of federal benefits	(65)	5,599	(200)
Foreign earnings benefit (tax) at different rate	(38)	1,975	161
Acquired in-process research and development	(10,069)	—	—
Amortization and impairment of goodwill, purchased product rights and other purchased intangibles	(19,755)	(131,546)	(386)
Foreign research and development tax credits	2,065	1,719	1,390
Tax write-offs of intercompany investment in, advances to and operations of foreign subsidiary	2,602	—	—
Other	(2,222)	1,246	(4,540)
Valuation allowances on future benefits of tax losses and credits available	(2,029)	(65,048)	(3,408)
Total provision for income taxes	$(2,337)	$(1,828)	$(1,350)

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
Current asset (liability)
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

United States and foreign NOL and tax credit carry-forwards include $13,808 and $14,984 at December 31, 2001 and December 31, 2002, respectively, related to NOL carry-forwards resulting from the exercise in 2001 and 2002 of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards of approximately $12,937 from enCommerce at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce.

As at December 31, 2002, the Company has available the following income tax carry-forwards to reduce future income tax liabilities:

	Amount	Period Expiring
Net operating losses (tax benefits)
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

A summary of the activity under the 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans is set forth below:

	Options and Warrants Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	2,025,849	7,418,823	13.76
Authorized	11,801,823	—
Granted	(6,158,836)	6,158,836	39.76
Assumed in acquisition	(1,701,823)	1,701,823	7.13
Forfeited	357,661	(357,661)	35.70
Exercised	—	(1,701,659)	3.77
Balance at December 31, 2000	6,324,674	13,220,162	25.68
Authorized	7,137,101	—
Granted	(9,470,721)	9,470,721	9.55
Cancelled under voluntary stock option exchange program	5,480,261	(5,480,261)	33.82
Forfeited	3,327,658	(3,327,658)	27.28
Exercised	—	(1,422,735)	2.20
Balance at December 31, 2001	12,798,973	12,460,229	11.98
Authorized	5,479,936	—
Restricted stock issued to executive officers and former members of Board of Directors	(18,470)	—
Granted under voluntary stock option exchange program	(5,033,822)	5,033,822	6.75
Granted	(3,399,708)	3,399,708	3.90
Forfeited	3,076,663	(3,076,663)	19.17
Exercised	—	(541,320)	2.15
Balance at December 31, 2002	12,903,572	17,275,776	7.90

The number of outstanding options and warrants exercisable into Common stock was 4,142,586, 5,414,036 and 8,610,674 at December 31, 2000, 2001 and 2002, respectively. The weighted average exercise price of these exercisable outstanding options and warrants was $8.73, $11.57 and $9.09, respectively.

The following tables summarize information concerning currently outstanding options and warrants as at December 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Live	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	1,174,201	4.7 years	1.92	1,118,014	1.91
$2.46 to $5.00	2,943,313	9.1 years	3.02	305,990	2.94
$5.01 to $6.72	1,867,322	6.1 years	5.85	859,256	5.96
$6.75 to $6.86	4,644,493	7.2 years	6.75	2,833,710	6.75
$6.87 to $10.00	4,379,041	7.9 years	6.90	1,952,808	6.90
$10.01 to $25.00	1,710,882	6.2 years	16.93	1,165,916	17.91
$25.01 to $50.00	477,479	7.1 years	36.65	317,211	37.43
$50.01 to $112.50	79,045	7.2 years	80.95	57,769	82.57
	17,275,776		7.90	8,610,674	9.09

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

17. Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2000	2001	2002
Non-cash investing and financing activities:
Increases in long-term equity investment in Entrust Japan:
Conversion of advances	$—	$—	$524
Value of Entrust software product inventory exchanged	—	—	385
Issuance of Common stock, stock options and warrants related to the acquisition of enCommerce, Inc	482,272	—	—
Income taxes paid, net	$243	$1,594	$1,829

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

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2000	2001	2002
Revenues
United States	$81,245	$48,634	$50,587
Canada	22,282	30,450	20,764
Europe, Asia and Other	44,850	38,881	31,396
Total revenues	148,377	117,965	102,747
Segment operating income (loss):
United States	(6,171)	(57,898)	(9,561)
Canada	3,749	(10,140)	(3,417)
Europe, Asia and Other	5,330	6,975	2,382
Total segment operating income (loss)	2,908	(61,063)	(10,596)
Depreciation and amortization expense:
United States	63,900	66,739	2,397
Canada	2,687	5,954	5,478
Europe, Asia and Other	439	738	391
Total depreciation and amortization	67,026	73,431	8,266
Other income (expense):
United States	13,809	(1,367)	1,214
Acquired in-process research and development:
United States	29,614	—	—
Impairment of intangibles, write-downs of other long-lived assets, and restructuring charges:
United States	—	393,058	(1,079)
Canada	—	9,739	—
Europe, Asia and Other	—	3,186	—
Total	—	405,983	(1,079)
Income (loss) before income taxes:
United States	(85,876)	(519,062)	(9,665)
Canada	1,062	(25,833)	(8,895)
Europe, Asia and Other	4,891	3,051	1,991
Total income (loss) before income taxes	$(79,923)	$(541,844)	$(16,569)

	Year Ended December 31,
	2000	2001	2002
Long-lived assets (generally depreciated over three to five years):
United States	$429,003	$31,949	$34,188
Canada	19,690	13,753	9,816
Europe, Asia and Other	1,429	854	721
Total long-lived assets	$450,122	$46,556	$44,725
Total assets:
United States	$670,710	$191,493	$159,143
Canada	45,628	32,916	26,824
Europe, Asia and Other	17,375	4,636	3,604
Total	$733,713	$229,045	$189,571

(c) Major Customer Information

In 2000 and 2002, no individual customer accounted for 10% or more of revenues. In 2001, a single customer accounted for 11% of revenues, and no other customers accounted for 10% or more of revenues.

EXHIBIT INDEX

Exhibit Number	Description	Form	Number
2.1(1)†	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2(2)†	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1(9)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2(11)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

4.3(6)	Common Stock Warrant No. 1 of the Registrant dated June 26, 2000 issued to Andersen Consulting LLP	10-K	10.17

10.1(3)	Amended and Restated Registration Rights Agreement dated as of July 30 1998, by and among the Registrant and certain stockholders	S-1	10.3

10.2(3)	Strategic Alliance Agreement dated as of December 31, 1996 between the Registrant and Northern Telecom Limited	S-1	10.5

10.3*	Letter Agreement dated May 21, 2001 between the Registrant and Milan Bekich	#

10.4*	Officer Retention Program and Agreement dated March 27, 2001 between Colin Wyatt and the Registrant	#

10.5*	Non-Competition and Non-Solicitation Agreement dated March 27, 2001 between Colin Wyatt and the Registrant	#

10.6*	Letter Agreement dated September 6, 2002 between Entrust (Europe) Limited and Colin Wyatt	#

10.7*	Compromise Agreement dated February 10, 2003 between Entrust (Europe) Limited and Colin Wyatt	#

10.6(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.7(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.8(9)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.9(8)*	Letter Agreement dated October 11, 1999 between the Registrant and David L. Thompson	S-3	10.3

10.10(8)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.11(8)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.12(8)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

10.13(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.14(5)	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.15*	1999 Non-Officer Employee Stock Incentive Plan, as amended	#

10.16(9)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.17(9)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.18(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.19(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.20(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

Exhibit Number	Description	Form	Number

10.21(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended And Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

10.22(9)*	Officer Retention Program and Agreement effective as of March 6, 2001 between David L. Thompson and the Registrant, as amended	10-K	10.31

10.23(9)*	Non-Competition and Non-Solicitation Agreement effective as of March 6, 2001 between the Registrant and David L. Thompson	10-K	10.32

10.24(9)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

10.25(10)*	Option Exchange Agreement dated February 21, 2002 between the Registrant and F. William Conner	10-Q	10.1

10.26(10)*	Restricted Stock Agreement Granted under the Amended and Restated 1996 Stock Incentive Plan, as amended, dated February 21, 2002 between the Registrant and David L. Thompson	10-Q	10.2

10.27(9)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

21	Subsidiaries of the Registrant	#

23.1	Consent of Deloitte & Touche LLP	Enclosed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Enclosed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Enclosed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Enclosed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Enclosed herewith
*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).
(10)	Incorporated herein by referenced to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000- 24733).
(11)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (File No. 000-24733).
+	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.
#	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24733).