Form 10-Q/A
period 2003-06-30
ENTRUST INC
filed 2003-12-23
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to

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

INTRODUCTORY NOTE

This Amendment No. 1 to the Quarterly Report of Entrust, Inc. (“Entrust” or the “Company”) on Form 10-Q/A for the quarter ended June 30, 2003 is being filed to amend only the following items contained in our Quarterly Report on Form 10-Q as originally filed with the Securities and Exchange Commission on August 8, 2003:

•	Item 1 (Financial Statements); and

•	Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in Entrust’s reports filed with the Securities and Exchange Commission, as amended, for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause the results of Entrust to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including any projections of results of operations, revenues, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects of performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) JUNE 30, 2003	DECEMBER 31, 2002
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,329	$32,043
Short-term marketable investments	66,328	85,980
Accounts receivable (net of allowance for doubtful accounts of $4,117 at June 30, 2003 and $2,976 at December 31, 2002)	17,022	22,323
Prepaid expenses and other	4,506	4,500

Total current assets	123,185	144,846

Long-term marketable investments	17,391	13,423
Property and equipment, net	11,361	12,795
Purchased product rights, net	—	1,702
Goodwill and other purchased intangibles, net	11,186	11,186
Long-term equity investment	1,026	1,264
Long-term strategic investments	78	2,858
Other long-term assets, net	1,532	1,497

Total assets	$165,759	$189,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,227	$11,226
Accrued liabilities	7,499	10,540
Accrued restructuring charges	39,725	33,166
Deferred revenue	20,408	16,547

Total current liabilities	76,859	71,479

Long-term liabilities	225	227

Total liabilities	77,084	71,706

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 63,305,426 and 64,491,634 issued and outstanding shares at June 30, 2003 and December 31, 2002, respectively	633	645
Additional paid-in capital	778,687	781,842
Unearned compensation	(25)	(39)
Accumulated deficit	(690,474)	(663,502)
Accumulated other comprehensive loss	(146)	(1,081)

Total shareholders’ equity	88,675	117,865

Total liabilities and shareholders’ equity	$165,759	$189,571

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
License	$8,365	$11,905	$15,577	$23,994
Services and maintenance	14,075	14,601	28,567	30,035

Total revenues	22,440	26,506	44,144	54,029

Cost of revenues:
License	913	1,023	1,680	1,965
Services and maintenance	7,756	8,551	15,698	17,045
Amortization of purchased product rights	284	284	568	568

Total cost of revenues	8,953	9,858	17,946	19,578

Gross profit	13,487	16,648	26,198	34,451

Operating expenses:
Sales and marketing	10,354	10,732	18,981	22,877
Research and development	6,319	6,476	12,229	12,509
General and administrative	3,436	3,893	6,850	7,399
Impairment of purchased product rights	1,134	—	1,134	—
Restructuring charges and adjustments	11,390	(1,079)	11,390	(1,079)

Total operating expenses	32,633	20,022	50,584	41,706

Loss from operations	(19,146)	(3,374)	(24,386)	(7,255)

Other income (expense):
Interest income	502	816	1,032	1,750
Foreign exchange loss	(239)	(208)	(280)	(210)
Loss from equity investment	(133)	(370)	(238)	(370)
Write-down of long-term strategic investments	(2,780)	(1,238)	(2,780)	(1,238)

Total other expenses	(2,650)	(1,000)	(2,266)	(68)

Loss before income taxes	(21,796)	(4,374)	(26,652)	(7,323)
Provision for income taxes	146	400	320	795

Net loss	$(21,942)	$(4,774)	$(26,972)	$(8,118)

Net loss per share:
Basic	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Diluted	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Weighted average common shares used in per share computations:
Basic	63,401	65,102	63,697	64,932
Diluted	63,401	65,102	63,697	64,932

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss, as reported:	$(21,942)	$(4,774)	$(26,792)	$(8,118)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,626)	(8,098)	(6,454)	(15,071)
Pro forma net loss	$(24,568)	$(12,872)	$(33,246)	$(23,189)
Net loss per share:
Basic–as reported	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Basic–pro forma	$(0.39)	$(0.20)	$(0.52)	$(0.36)
Diluted–as reported	$(0.35)	$(0.07)	$(0.42)	$(0.13)
Diluted–pro forma	$(0.39)	$(0.20)	$(0.52)	$(0.36)

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

Stock Option Plans

The following tables summarize information concerning outstanding options and warrants as at June 30, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	1,030,075	4.2 years	$1.91	970,825	$1.89
$2.45 to $5.00	3,102,183	8.7 years	3.02	409,606	3.21
$5.01 to $6.72	1,206,964	6.2 years	5.78	730,129	5.86
$6.75 to $6.86	3,938,147	7.1 years	6.75	2,888,348	6.75
$6.87 to $10.00	4,349,117	7.4 years	6.89	2,410,035	6.90
$10.00 to $50.00	1,445,573	6.7 years	21.09	1,106,328	21.57
$50.01 to $130.25	47,261	6.7 years	77.22	39,282	77.76

Total:	15,119,320	7.2 years	7.21	8,554,553	8.24

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

In-the-Money and Out-of-the-Money Option Information as of June 30, 2003(1)

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

NOTE 8. SEGMENT INFORMATION

Segment information

The Company conducts business in one operating segment: namely, the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the President and Chief Executive Officer on a geographic basis. Accordingly, the Company has included below a summary of the segment financial information, on a geographic basis, as reported to the President and Chief Executive Officer.

Geographic information

Revenues are attributed to specific geographical areas based on where the sales order originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
United States	$10,339	$15,384	$21,804	$26,247
Canada	4,131	3,694	7,901	12,647
Europe, Asia and Other	7,970	7,428	14,439	15,135

Total Revenues	$22,440	$26,506	$44,144	$54,029

Income (loss) before income taxes:
United States	$(18,817)	$(4,773)	$(19,978)	$(4,926)
Canada	(2,956)	(480)	(6,639)	(3,675)
Europe, Asia and Other	(23)	879	(35)	1,278

Total (loss) before income taxes	$(21,796)	$(4,374)	$(26,652)	$(7,323)

	(Unaudited)
	June 30, 2003	December 31, 2002
Total assets:
United States	$141,811	$159,143
Canada	21,547	26,824
Europe, Asia and Other	2,401	3,604

Total	$165,759	$189,571

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(21,942)	$(4,774)	$(26,972)	$(8,118)
Reversal of unrealized loss on investments upon disposition	—	—	—	220
Foreign currency translation adjustments	353	497	935	505
Comprehensive loss	$(21,589)	$(4,277)	$(26,037)	$(7,393)

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

On February 29, 2000 and March 2, 2000, we closed our follow-on offering, which included an over-allotment option closing, issuing an aggregate of 2,074,260 shares of Common stock at an offering price of $82 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses incurred, were approximately $161.5 million.

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

Software revenues grew 16% from the first quarter of 2003 driven by our classic authentication products to both Enterprise and Government. In the quarter, approximately 62% of our revenues came from global enterprises implementing our authentication and authorization solutions. Revenues from digital certificate-based Secure Desktop Applications accounted for approximately 40% of software revenue. Secure Messaging, Secure VPN and secure authentication and encryption for customer applications were the key drivers for our classic PKI based solutions in the quarter. Secure Web Portal accounted for approximately 40% of the second quarter software revenue. Entrust Get-Access continued to show strength in the quarter as we continue to see additional interest in our authorization and web single sign-on solution since the launch of the latest version, GetAccess 7.0, in April of 2003. Entrust Certificate Services recorded their highest orders in more than two years. Increasingly customers are finding transparency, ease of administration and the quality of technical support as the critical values for web server security. Other highlights from the quarter included:

•	Our largest transaction in the quarter was with an existing customer in the U.S. Federal government. We had strength in the financial vertical with two of our top five deals coming from marquee global banking and financial institutions. Another top five transaction was with a global TrustedPartner for a large European wireless carrier, which successfully turned up service built on our secure identity and information solutions. The top five transactions accounted for 23% of second quarter 2003 revenues compared to 17% in the first quarter of 2003. Average transaction size of the top five customers in the quarter returned to historical levels.

•	We experienced our highest quarter of support and maintenance revenues since the company began. This was the third consecutive quarter for record support revenue, and strong support renewals helped drive the highest deferred revenue balance in nearly two years.

•	The average purchase size this quarter was $114,000, an increase of 24% from the first quarter of 2003 and in line with the average purchase over the last four quarters. Total software transactions were 71, which was down slightly from the first quarter of 2003 but within historical levels.

Our key technology-related accomplishments during the first quarter of 2003 included the following:

•	Entrust and Waveset announced, in April 2003, a strategic alliance designed to leverage each company’s technology and expertise to provide a suite of tightly integrated, comprehensive identity management solutions. The alliance enabled us to develop and launch the Entrust Secure Identity Management Solution, a comprehensive and cost-effective offering that allows governments and businesses to securely and easily deploy and manage identities for a broad range of enterprise and Web applications. As committed at the announcement of the alliance, Entrust has quickly executed, delivering the commercial release of the Secure Identity Management solution within 90 days. Additionally, Waveset has agreed to incorporate Entrust’s strong security capabilities into a version of its Waveset Lighthouse ™ solution to secure management of enterprise identities. The two companies also intend to jointly develop and market new products and solutions, while collaborating on standards development within their joint areas of expertise.

•	We unveiled our latest Web access control solution, Entrust GetAccess ™ 7.0, which includes a new server-based pricing model. The new Entrust solution allows enterprises and governments to extend their business activities on-line while benefiting from the built-in cost efficiencies associated with a server-based pricing model. In consultation with our customers, our new approach is tied to the frequency of transactions performed – a more accurate reflection of the value of portal applications to any organization.

•	We announced the commercial availability of Entrust Authority ™ Security Manager 7.0 (Security Manager). Version 7.0 extends Security Manager’s position as the leading Public-Key Infrastructure (PKI), delivering new features that enhance its interoperability across a broader range of supported applications and customer environments, while continuing to drive down the cost of deploying and administering security. The latest release of Entrust Authority Security Manager also provides customers with more flexibility to meet the specific requirements of diverse security policies—including those mandated by legislation such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act and the Sarbanes-Oxley Act.

•	We also launched the Entrust Entelligence ™ Security Provider solution, a new thin-client security platform that enables governments and enterprises to rapidly download and deploy security for their desktop applications such as e-mail, remote access and electronic forms.

•	We participated in an OASIS-sponsored interoperability demonstration at the 2003 Burton Catalyst Conference that showcased how user and device identities can be provisioned with Entrust ® solutions using the Service Provisioning Markup Language (SPML). SPML is designed to offer organizations a common XML-based framework to exchange identity management requests and information both within and between enterprises.

•	We announced that the National Institute of Standards and Technology (NIST) and Canada’s Communications Security Establishment (CSE) have awarded the Entrust Authority ™ Security Toolkit for Java, Version 6.1, with the Federal Information Processing Standard 140-2 (FIPS 140-2) validation. This makes it the first Java-based application developer toolkit in the market to achieve this critical security validation.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 43% of gross accounts receivable at June 30, 2003, compared to 41% of gross accounts receivable at June 30, 2002. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program of $36.5 million at June 30, 2003, could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. As at June 30, 2003, we estimated a total of $25.6 million of estimated sublease recoveries in our restructuring accrual. Of this amount, $25.3 million is related to the Santa Clara facility. In addition, $10.8 million of the $25.6 million is recoverable under existing sublease agreements, and the remaining $14.8 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited) THREE MONTHS ENDED JUNE 30,		(Unaudited) SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues:
License	37.3%	44.9%	35.3%	44.4%
Services and maintenance	62.7	55.1	64.7	55.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	4.1	3.8	3.8	3.6
Services and maintenance	34.5	32.3	35.6	31.6
Amortization of purchased product rights	1.3	1.1	1.3	1.0

Total cost of revenues	39.9	37.2	40.7	36.2

	(Unaudited) THREE MONTHS ENDED JUNE 30,		(Unaudited) SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Gross profit	60.1	62.8	59.3	63.8

Operating expenses:
Sales and marketing	46.1	40.5	43.0	42.3
Research and development	28.2	24.4	27.7	23.2
General and administrative	15.3	14.7	15.5	13.7
Impairment of purchased product rights	5.1	—	2.6	—
Restructuring charges	50.7	(4.1)	25.8	(2.0)

Total operating expenses	145.4	75.5	114.6	77.2

Loss from operations	(85.3)	(12.7)	(55.3)	(13.4)

Other income (expense):
Interest income	2.2	3.1	2.3	3.3
Foreign exchange loss	(1.0)	(0.8)	(0.6)	(0.4)
Loss from equity investment	(0.6)	(1.4)	(0.5)	(0.7)
Write-down of long-term strategic investments	(12.4)	(4.7)	(6.3)	(2.3)
Total other expenses	(11.8)	(3.8)	(5.1)	(0.1)
Loss before income taxes	(97.1)	(16.5)	(60.4)	(13.5)
Provision for income taxes	0.7	1.5	0.7	1.5
Net loss	(97.8)%	(18.0)%	(61.1)%	(15.0)%

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

Total Revenues

Total revenues were $22.4 million for the three months ended June 30, 2003, which represented a decrease of 15% from the $26.5 million of total revenues for the three months ended June 30, 2002. Total revenues were $44.1 million for the six months ended June 30, 2003, which represented a decrease of 18% from the $54.0 million of total revenues for the six months ended June 30, 2002. Total revenues derived from North America of $14.4 million for the three months ended June 30, 2003 represented a decrease of 24% from the $19.1 million for the three months ended June 30, 2002, while the total revenues derived from outside of North America of $8.0 million for the three months ended June 30, 2003 represented an increase of 8% from the $7.4 million for the three months ended June 30, 2002. Total revenues derived from North America of $29.7 million for the six months ended June 30, 2003 represented a decrease of 24% from the $38.9 million for the six months ended June 30, 2002, while total revenues derived from outside of North America of $14.4 million for the six months ended June 30, 2003 represented a decrease of 5% from the $15.1 million for the six months ended June 30, 2002. The overall decline in total revenues in the three and six months ended June 30, 2003 was driven by a reduced closure rate for software deals, particularly in the first quarter of 2003, due to an already soft global economic environment coupled with the war and continued uncertainty in Iraq. The effect was felt most strongly in North America, due to the continued soft economic climate, despite the fact that total revenues increased 3% in the second quarter of 2003 compared to the first quarter. The decline was heavily felt in Canada, where the first half of 2002 included $4.4 million of revenues from software deliveries accounted for on a subscription basis for the Government of Canada Secure Channel project, the revenues from which were difficult to replace in the first half of 2003. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue. In the three and six months ended June 30, 2003, no individual customer accounted for 10% or more of total revenues.

License Revenues

License revenues of $8.4 million for the three months ended June 30, 2003 represented a decrease of 29% from the $11.9 million for the three months ended June 30, 2002, representing 37% and 45% of total revenues in the respective periods. License revenues of $15.6 million for the six months ended June 30, 2003 represented a decrease of 35% from the $24.0 million for the six months ended June 30, 2002, representing 35% and 44% of total revenues in the respective periods. The decrease in license revenues in absolute dollars primarily reflected the changed buying patterns that we experienced during the six-month period, with customers delaying purchases as a result of the soft economic climate internationally and concerns over the war in Iraq. In addition, the global downturn has had a significant impact on information technology projects and the commitments that customers have made to expenditures in this area, with customers buying to their immediate needs, as opposed to buying total project or enterprise wide. Highlighting this trend, we had 145 license revenue transactions (a transaction is defined as a license sale in excess of $10 thousand) in the first half of 2003, down from 159 in the first half of 2002, or a 9% decrease. In addition, the average transaction size decreased from $146 thousand in the first half of 2002 to $103 thousand in the first half of 2003, or a decrease of 29%. Also, the first half of 2003 experienced a significant decrease in license revenues in Canada, as compared to the first half of 2002, which included $4.4 million of revenues from software deliveries accounted for on a subscription basis for the Government of Canada Secure Channel project. These revenues were difficult to replace in the first half of 2003. License revenues as a percentage of total revenues decreased for the three and six months ended June 30, 2003 compared to the same period in 2002 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software.

Services and Maintenance Revenues

Services and maintenance revenues of $14.1 million for the three months ended June 30, 2003 represented a decrease of 3% from the $14.6 million for the three months ended June 30, 2002, representing 63% and 55% of total revenues in the respective periods. Service and maintenance revenues of $28.6 million for the six months ended June 30, 2003 represented a decrease of 5% from the $30.0 million for the six months ended June 30, 2002, representing 65% and 56% in the respective periods. The decrease in services and maintenance revenues was due primarily to continued pressure on information technology services spending. However, support revenues and support contract renewals continue to be at the highest levels in our history, representing a $2.1 million increase over the first half of 2002 which helped to offset the effect of the decline of $3.4 million in spending by customers on professional services as compared to the first half of 2002. We believe this support revenue performance reflects the value our products provided to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in conjunction with partners, as our solutions are now easier to deploy and, as a result, the demand for our consulting services has declined for customer deployment and integration requirements. The increase in services and maintenance revenues as a percentage of total revenues for the three and six months ended June 30, 2003 compared to the same periods in 2002 reflected the shift in the mix of revenues from license to services and maintenance revenues discussed in the previous section. This shift was largely due to the strength of demand for our services and maintenance business relative to the demand for software.

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

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.8 million for the three months ended June 30, 2003, which represented a decrease from $8.6 million for the three months ended June 30, 2002, representing 35% and 32% of total revenues for the respective periods. Cost of services and maintenance revenues was $15.7 million for the six months ended June 30, 2003, which represented a decrease from $17.0 million for the six months ended June 30, 2002, representing 36% and 32% of total revenues for the respective periods. The decrease in the cost of services and maintenance revenues in absolute dollars primarily reflected the decreased costs associated with lower levels of services and maintenance revenues experienced during the first half of 2003. The increase in the cost of services and maintenance revenues as a percentage of total revenues reflected the lower than expected software revenue performance in the first half of 2003, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues during this period compared to the first half of 2002, whereby services and maintenance revenues as a percentage of total revenues increased from 56% in the first half of 2002 to 65% in the same period of 2003.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 41% for the three months ended June 30, 2003 and 2002, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 45% and 43% for the six months ended June 30, 2003 and 2002, respectively. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues for the three and six months ended June 30, 2003, compared to the same period of 2002, was primarily due to improved support revenues and support contract renewals, which continue to be at the highest levels in our history, and resulted in higher margin attainment by the support and maintenance team. These increases in support and maintenance margins accounted for a five-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues in each of the three and six months ended June 30, 2003 when compared to the same period in 2002. However, professional services margins declined, which resulted in an offsetting two- and three-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $10.4 million for the three months ended June 30, 2003 from $10.7 million for the comparable period in 2002. Sales and marketing expenses decreased to $19.0 million for the six months ended June 30, 2003 from $22.9 million for the six months ended June 30, 2002. Sales and marketing expenses represented 46% and 43% of total revenues for the three and six months ended June 30, 2003, compared to 41% and 42% for the comparable periods in 2002. The decrease in absolute dollars was due mainly to the continued management discipline with respect to spending, which resulted in savings of $0.6 million and $2.1 million in the three and six months ended June 30, 2003, and more specifically as a result of the reduction in expenses of $0.7 million and $1.8 million related to sales commissions due to the lower revenue achievement in the three and six months ended June 30, 2003 compared to the same periods in 2002. This was partially offset by a $1.0 million bad debt charge recorded in the second quarter of 2003. The increase in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2003, compared to the same periods in 2002, largely due to the lower-than-expected revenue achievement during the first half of 2003, while these costs were largely fixed for the majority of the first half of 2003 at spending levels based upon higher budgeted revenues. In addition, the increase for the six months ended June 30, 2003 compared to the same period in 2002 was due to the spending and investment on marketing initiatives and programs for new product releases during the second quarter of 2003, which increased $0.4 million. However, we have continued to implement significant efficiencies into our sales processes and continue greater discipline in expense management as we streamline the sales and marketing organizations. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments in sales and marketing to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

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

Operating Expenses—Research and Development

Research and development expenses decreased to $6.3 million and $12.2 million for the three and six months ended June 30, 2003 from $6.5 million and $12.5 million for the comparable periods in 2002. Research and development expenses represented 28% of total revenues for the three and six months ended June 30, 2003, compared to 24% and 23% for the comparable periods in 2002. The slight decrease in research and development expenses in absolute dollars for the three and six months ended June 30, 2003, compared to the same periods in 2002, was due mainly to the continued management discipline in spending in this critical area, especially in the second quarter of 2003 as a result of the initial effects of our restructuring plan implementation, which resulted in reduced expenses of $0.3 million. Research and development expenses as a percentage of total revenues for the three and six months ended June 30, 2003 increased compared to the same periods in 2002, mainly due to the lower-than-expected license revenues during the first half, while these costs were largely fixed for the majority of the first half of 2003 at spending levels based upon higher budgeted revenues. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership and thus, expect research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $3.4 million and $6.9 million for the three and six months ended June 30, 2003 from $3.9 million and $7.4 million for the comparable periods in 2002. General and administrative expenses represented 15% and 16% of total revenues for the three and six months ended June 30, 2003, compared to 15% and 14% for the comparable periods in 2002. General and administrative expenses in absolute dollars have decreased in the three and six months ended June 30, 2003, compared to the same periods in 2002, due mainly to the continued management discipline in these areas and the implementation of our restructuring plan, which resulted in reduced spending of $0.4 million in the second quarter of 2003. General and administrative expenses as a percentage of total revenues have remained flat for the three month period ending June 30, 2003, compared to the quarter ending June 30, 2002, and have increased for the six month period ended June 30, 2003, compared to the same period in 2002, due primarily to the lower-than-expected revenue achievement during the first half of 2003, as these expenses include a high degree of fixed costs. We continue to look for ways to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

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

It is expected that the May 2003 restructuring plan will reduce quarterly expenses by approximately $4.9 million with the savings as follows:

Cost of services and maintenance revenues	$1.1 million
Sales and marketing	$1.5 million
Research and development	$1.7 million
General and administrative	$0.6 million

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan as at June 30, 2003 (table in millions):

	Total Charges Expected to be Incurred	Total Charges Incurred in Period and To Date	Cash Payments	Accrued Restructuring Charges at June 30, 2003
Workforce reduction and other personnel costs	$5.7	$4.3	$1.1	$3.2
Consolidation of excess facilities	4.4	0.3	0.3	—

Total	$10.1	$4.6	$1.4	$3.2

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

Interest Income

Interest income decreased to $502,000 and $1.0 million for the three and six months ended June 30, 2003, respectively, from $816,000 and $1.8 million for the three and six months ended June 30, 2002, respectively, representing 2% of total revenues for each of the three and six months ended June 30, 2003, compared to 3% of total revenues for each of the three and six months ended June 30, 2002. The decrease in investment income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and stock repurchases. The funds invested decreased from $108.9 million at June 30, 2002 to $83.4 million at June 30, 2003. In addition, to a lesser extent, the decrease was due to lower interest rates that have been available for the three and six months ended June 30, 2003, compared to the same period in 2002.

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

As the number of security products in the industry and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. From time to time, we have received notices from third parties either soliciting our interest in obtaining a license under one or more patents owned or licensed by these third parties or suggesting that our products may be infringing one or more patents owned or licensed by these third parties. From time to time, we have received notices from various customers stating that we may be responsible for indemnifying such customers pursuant to indemnification obligations in product license agreements with such customers for alleged infringement of patents assigned to third parties. To date, we are not aware that any customer has filed an action against us for indemnification. In addition, third parties may assert infringement or misappropriation claims against us in the future. Defending or enforcing our intellectual property could be costly and could result in a diversion of management’s attention, which could have a significant adverse effect on our business, financial condition or results of operations. A successful claim against us could also have a significant adverse effect on our results of operations for the period in which damages are paid. Additionally, as a result of a successful claim, we could potentially be enjoined from using technology that is required for our products to remain competitive, which could in turn have an adverse effect on our results of operations for subsequent periods.

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

ENTRUST, INC. (Registrant)
Date: December 23, 2003

	By:	/s/ David J. Wagner

David J. Wagner Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer