Form 10-K/A
period 2002-12-31
ENTRUST INC
filed 2004-01-21
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

INTRODUCTORY NOTE

This Amendment No. 2 to the Annual Report of Entrust, Inc. (“Entrust” or the “Company”) on Form 10-K/A for the year ended December 31, 2002 is being filed to amend only the following items contained in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission on March 14, 2003:

•	Item 6 (Selected Financial Data);

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations);

•	Item 8 (Financial Statements and Supplementary Data); and

•	Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in Entrust’s reports filed with the Securities and Exchange Commission, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Amendment No. 2 to the Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause the results of Entrust to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including any projections of results of operations, revenues, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects of performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. During 2002, we recorded additional impairments of $1.2 million. These impairments were related to our investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001. One investment was impaired due to an other than temporary decline in value which was triggered by a significant impact of foreign currency exchange rates on the company. As of December 31, 2002, we have recorded a total of $12.0 million of impairments with respect to our long-term strategic investments. Further write-downs may be required in the future depending upon our assessment of the performance of the underlying investee companies at that time. As of December 31, 2002, long-term strategic investments amounted to $2.9 million, which primarily represents the remaining investment in Modulo Security Solutions in Brazil.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, during the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan for prior years in the amount of $393 thousand, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan, during the period in which we owned less than 10% of its voting stock, to the extent of our previous investment, and affected the results of periods prior to those shown in our consolidated financial statements included in this report.

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602 thousand in our consolidated losses for 2002. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 39% of its voting stock.

During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, it is possible that future growth will fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1,264 thousand equity investment in Entrust Japan at December 31, 2002 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of December 31, 2002, we believe that there has not been an impairment of our investment in Entrust Japan.

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

Operating Expenses

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $44.1 million in 2002 from $87.4 million in 2001 and $73.2 million in 2000, representing 43%, 74% and 49% of total revenues in the respective years. The decrease in absolute dollars in 2002 was due mainly to the cost reduction strategies implemented through our restructuring plan, which took effect in June 2001, as well as the non-recurring nature of the $12.6 million of charges incurred in connection with implementation of our restructuring plan in 2001. Since the restructuring, our sales and marketing expenses have better matched our revenue generation. The increase in sales and marketing expenses in absolute dollars from 2000 to 2001 was primarily the result of costs associated with the expansion of our sales and marketing organization, both domestically and internationally, up until the end of the first half of 2001 and the $12.6 million of restructuring and other related special non-recurring charges resulting from the implementation of our restructuring plan in June 2001. Until that time we had continued to make significant investments in sales and marketing to support the launch of new products, markets, services and marketing programs. The decrease in sales and marketing expenses as a percentage of total revenues in 2002, compared to 2001, reflected the cost savings from the restructuring plan, and the lower-than-expected revenue achievement in the first half of 2001 compared to 2002. In addition, we have implemented significant efficiencies into our sales processes and continued greater discipline in expense management. The cost savings from the restructuring accounted for approximately 21-percentage points of the decrease in sales and marketing expenses as a percentage of total revenues, while the lower revenue achievement in 2002 resulted in a five-percentage point increase. The efficiencies and discipline implemented in our sales processes accounted for a four-percentage point decrease in sales and marketing expenses as a percentage of total revenues. The increase in sales and marketing expenses as a percentage of total revenues in 2001, compared to 2000, was mainly due to the combination of lower-than-expected license revenues in the first half of 2001, and sales and marketing expenses that were largely fixed prior to the beginning of each of the first two quarters of 2001 based on the expectation of higher license revenues for that period that did not materialize. We intend to continue to focus on improving the productivity of our sales and marketing organizations and on gaining efficiencies in the related processes in light of current economic conditions. However, until the implementation of our restructuring plan, we continued to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. Failure of these investments in sales and marketing, as adjusted through our restructuring plan, to generate future revenues will have a significant adverse effect on our operations. While we are focused on marketing programs and revenue generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

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

Operating Expenses—General and Administrative

General and administrative expenses decreased to $14.8 million in 2002 from $20.5 million in 2001 and increased from $12.1 million in 2000, representing 14%, 17% and 8% of total revenues in the respective years. General and administrative expenses in absolute dollars decreased from 2001 to 2002, primarily as a result of the $5.6 million of restructuring and other special non-recurring charges recorded as part of our June 2001 restructuring program, while the increase in these expenses from 2000 to 2001 was largely due to the restructuring and other special non-recurring charges recorded in 2001, but also reflected our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our changing business, including investor relations programs, improved management information systems and the increased utilization of outside professional services, prior to our restructuring in June 2001. General and administrative expenses as a percentage of total revenues decreased in 2002, compared to 2001, due primarily to the $5.6 million of non-recurring charges incurred in 2001 related to our restructuring program. However, general and administrative expenses increased as a percentage of revenues compared to 2000 as a result of the lower than expected revenues in 2002, as these expenses include a high degree of fixed costs. We continue to look for ways to gain additional efficiencies in our administrative processes and contain expenses.

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

An adjustment to reduce the accrued restructuring charges by $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner. As of June 2002, we had initiated all actions required by the restructuring plan. In addition, we recorded a $0.2 million adjustment in the second quarter of 2002 to reflect a reduction in the accruals for special non-recurring charges, related to the discontinuance of non-core products and programs due to savings realized in completing contractual obligations offset by increased legal and other costs incurred to realize these savings. No further adjustments were required in 2002. The restructuring plan announced on June 4, 2001 was completed by June 2002. No further charges are anticipated. However, actual results could vary from the currently recorded estimates.

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

We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. During 2002, we recorded additional impairments of $1.2 million. These impairments were related to our investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001. One investment was impaired due to an other than temporary decline in value which was triggered by a significant impact of foreign currency exchange rates on the company. As of December 31, 2002, we have recorded a total of $12.0 million of impairments with respect to our long-term strategic investments. Further write-downs may be required in the future depending upon our assessment of the performance of the underlying investee companies at that time. As of December 31, 2002, long-term strategic investments amounted to $2.9 million, which primarily represents the remaining investment in Modulo Security Solutions in Brazil.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, on the step-by-step acquisition method, during the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan for prior years in the amount of $393 thousand, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan, during the period in which we owned less than 10% of its voting stock, to the extent of our previous investment, and affected the results of periods prior to those shown in our consolidated financial statements included in this report.

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602 thousand in our consolidated losses for 2002. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 39% of its voting stock.

During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, it is possible that future growth will fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $1,264 thousand equity investment in Entrust Japan at December 31, 2002 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of December 31, 2002, we believe that there has not been an impairment of our investment in Entrust Japan.

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

Any increase or decrease in our accounts receivable balance and days sales outstanding will affect our cash flow from operations and liquidity. Our accounts receivable and days sales outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customers’ payment cycle. Generally, international and indirect customers pay at a slower rate than domestic and direct customers, so that an increase in revenues generated from international and indirect customers may increase our days sales outstanding and accounts receivable balance.

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

In terms of long-term liquidity requirements, we expect to fund $5.5 million of our accrued restructuring charges at December 31, 2002 within the next fiscal year, and expect the remaining accrued restructuring charges to be paid as follows: $5.3 million in 2004, $3.1 million in 2005, $3.3 million in 2006 and $16.0 million in 2007 and beyond. The amounts are net of estimated sublet recoveries. In addition, they are classified as short-term in nature on the financial statements because the Company is continuing to evaluate possibilities to settle this obligation in the most economic manner. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life. We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Otherwise, we had no other significant contractual obligations or commitments that were not recorded in our financial statements. A summary of our contractual commitments at December 31, 2002 is as follows:

	As of December 31, 2002
	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$31,534	$5,553	$7,965	$7,837	$10,179
Other contractual obligations	—	—	—	—	—

Total	$31,534	$5,553	$7,965	$7,837	$10,179

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of January, 2004.

ENTRUST, INC. (Registrant)

By:	/s/ F. William Conner

F. William Conner President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of January, 2004.

Signature	Title

/s/ F. William Conner F. William Conner	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ David J. Wagner David J. Wagner	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Butler C. Derrick, Jr. Butler C. Derrick, Jr.	Director

/s/ Anthony E. Hwang Anthony E. Hwang	Director

/s/ Jerry Jones Jerry Jones	Director

/s/ Terrell B. Jones Terrell B. Jones	Director

/s/ Michael P. Ressner Michael P. Ressner	Director

/s/ Douglas Schloss Douglas Schloss	Director

/s/ Liener Temerlin Liener Temerlin	Director

/s/ Edward O. Vetter Edward O. Vetter	Director

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

The June 2001 restructuring plan was completed by June 2002. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

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

(g) Write-Down of Long-Term Strategic Investments

The Company assesses the recoverability of the carrying value of strategic investments on an ongoing basis, but at least annually. Factors that the Company considers important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which the Company invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies of which the Company typically owns less than 10% of the outstanding stock. The Company accounts for these investments under the cost method. Because there is not a liquid market for these securities, the Company often must make estimates of the value of its investments.

The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $10,800 in 2001. During 2002, the Company recorded additional impairments of $1,200. These impairments were related to our investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001. One investment was impaired due to an other than temporary decline in value which was triggered by a significant impact of foreign currency exchange rates on the company. As of December 31, 2002, the Company has recorded a total of $12,000 of impairments with respect to its long-term strategic investments. Further write-downs may be required in the future depending upon the Company’s assessment of the performance of the underlying investee companies at that time. As of December 31, 2002, long-term strategic investments amounted to $2,900, which primarily represents the remaining investment in Modulo Security Solutions in Brazil.

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
Segment operating income (loss) before depreciation and amortization, acquired in-process research and development, and impairment and restructuring charges:
United States	$(6,171)	$(57,898)	$(9,561)
Canada	3,749	(10,140)	(3,417)
Europe, Asia and Other	5,330	6,975	2,382
Total segment operating income (loss) before depreciation and amortization, acquired in-process research and development, and impairment and restructuring charges	2,908	(61,063)	(10,596)
Depreciation and amortization expense:
United States	63,900	66,739	2,397
Canada	2,687	5,954	5,478
Europe, Asia and Other	439	738	391
Total depreciation and amortization	67,026	73,431	8,266
Acquired in-process research and development:
United States	29,614	—	—
Impairment of intangibles, write-downs of other long-lived assets, and restructuring charges:
United States	—	393,058	(1,079)
Canada	—	9,739	—
Europe, Asia and Other	—	3,186	—
Total	—	405,983	(1,079)
Segment operating income (loss) and consolidated income (loss) from operations:
United States	$(99,685)	$(517,695)	$(10,879)
Canada	1,062	(25,833)	(8,895)
Europe, Asia and Other	4,891	3,051	1,991

Total segment operating income (loss) and consolidated income (loss) from operations	(93,732)	(540,477)	(17,783)
Other income (expense):
United States	13,809	(1,367)	1,214

Income (loss) before income taxes:
United States	(85,876)	(519,062)	(9,665)
Canada	1,062	(25,833)	(8,895)
Europe, Asia and Other	4,891	3,051	1,991
Total income (loss) before income taxes	$(79,923)	$(541,844)	$(16,569)

	Year Ended December 31,
	2000	2001	2002
Long-lived assets (generally depreciated over three to five years):
United States	$429,003	$31,949	$34,188
Canada	19,690	13,753	9,816
Europe, Asia and Other	1,429	854	721
Total long-lived assets	$450,122	$46,556	$44,725
Total assets:
United States	$670,710	$191,493	$159,143
Canada	45,628	32,916	26,824
Europe, Asia and Other	17,375	4,636	3,604
Total	$733,713	$229,045	$189,571

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