Form 10-Q/A
period 2003-06-30
ENTRUST INC
filed 2004-01-21
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

INTRODUCTORY NOTE

This Amendment No. 2 to the Quarterly Report of Entrust, Inc. (“Entrust” or the “Company”) on Form 10-Q/A for the quarter ended June 30, 2003 is being filed to amend only the following items contained in our Quarterly Report on Form 10-Q as originally filed with the Securities and Exchange Commission on August 8, 2003:

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

FORWARD-LOOKING STATEMENTS

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause the results of Entrust to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed to be forward-looking statements, including any projections of results of operations, revenues, financial condition or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions, prospects of performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

NOTE 2. RESTRUCTURING AND OTHER CHARGES

May 2003 Restructuring Plan

Following the first quarter of 2003, when the Company’s revenue fell short of its expectations and guidance, management began a re-assessment of the Company’s operations to ensure that its expenses were structured such that it could achieve its financial break-even target for the fourth quarter of 2003. In addition, during the second quarter of 2003, the Company completed development on more new products than in any other quarterly period in the Company’s history. Completion of these development programs allowed the Company to re-assess its development program.

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

The restructuring will result in a reduction of all expense lines, including total cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. As a result of the implementation of the restructuring plan, management expects the Company’s total expenses (operating expenses plus cost of revenues) to be $24,000 in the fourth quarter of 2003, a reduction of $2,900, or 12%, from the $26,900 incurred during the first quarter of 2003. The restructuring involves the elimination of 147 positions from across all functional areas of the Company, with a focus on the reduction of management positions.

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

June 2001 Restructuring Plan

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

The restructuring plan announced on June 4, 2001 was completed by June 2002. No further charges are anticipated. However, actual results could vary from the currently recorded estimates. In that regard, we recorded a $2.1 million reduction to our June 2001 restructuring accrual in the third quarter of 2003, as a result of the July 2003 settlement of an existing contractual obligation under a marketing and distribution agreement, at a value significantly less than the full accrued obligation.

May 2003 Restructuring Plan

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

The workforce portion included severance and related costs for 147 positions from all functional areas of the company and has been significantly completed by June 30, 2003, with the remaining costs to be incurred in the third quarter of 2003. The consolidation of under-utilized facilities includes primarily remaining lease obligations through the first quarter of 2009, primarily from the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization on related leaseholds and equipment, but has not been executed as of June 30, 2003. Therefore, there are no charges during the second quarter of 2003 related to these facilities, except for accelerated amortization on leaseholds and equipment whose estimated useful lives have been impacted by the plan to cease using the related excess capacity in our facilities. However, we expect the cease-use date for the excess capacity in each location to occur by the end of the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $10.1 million, of which $4.6 million had been incurred by June 30, 2003.

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

We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. We also recorded a gain on the disposition of a long-term strategic investment of $1.6 million in 2001. During 2002, we recorded additional impairments of $1.825 million. These impairments were related to our investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001. One investment was impaired due to an other than temporary decline in value which was triggered by a significant impact of foreign currency exchange rates on the company.

In the second quarter of 2003, due to a decline in market conditions and a restructuring of the investee by its management, we concluded that our investment in Modulo Security Solutions had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of $2.8 million. To date, we have recorded a total of $14.8 million of impairments with respect to our long-term strategic investments. Further write-downs may be required in the future depending upon our assessment of the performance of the underlying investee companies at that time. As of June 30, 2003, long-term strategic investments amounted to $78 thousand, which represents the remaining investment in Modulo Security Solutions in Brazil.

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

The workforce portion included severance and related costs for 147 positions from all functional areas of the company and has been significantly completed by June 30, 2003, with the remaining costs to be incurred in the third quarter of 2003. The consolidation of under-utilized facilities includes costs relating to lease obligations through the first quarter of 2009, primarily from the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization on related leaseholds and equipment. The facilities plan has not been executed as of June 30, 2003, therefore, there are no charges during the second quarter of 2003, related to these facilities, except for accelerated amortization on leaseholds and equipment whose estimated useful lives have been impacted by the plan to cease using the related excess capacity in our facilities. However, we expect the cease-use date for the excess capacity in each location to occur by the end of the third quarter of 2003. The total amount of the workforce and facilities charges is expected to be $10.1 million. Of this amount, $4.6 million had been incurred by June 30, 2003, and charged to the restructuring charges line in the statement of operations for the second quarter.

It is expected that the May 2003 restructuring plan will reduce quarterly expenses by approximately $4.9 million with the savings as follows:

Cost of services and maintenance revenues	$1.1 million
Sales and marketing	$1.5 million
Research and development	$1.7 million
General and administrative	$0.6 million

Note that the expected savings from the May 2003 restructuring plan exceed the reduction of total expenses from $26.9 million in Q1 2003 to the projected total expenses of $24.0 million in Q4 2003 due to the impact of changes in foreign exchange, market salary adjustments and other miscellaneous cost increases on the Company’s cost structure.

Approximately $4.4 million of the above savings are related to the work force reductions. The remaining $0.5 million is primarily related to facilities-related reductions.

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

In terms of long-term liquidity requirements, we expect to fund $4.0 million of our accrued restructuring charges before the end of the current fiscal year, and expect the remaining accrued restructuring charges to be paid as follows: $5.6 million in fiscal 2004, $3.8 million in fiscal 2005, $3.5 million in fiscal 2006 and $22.8 million in fiscal 2007 and beyond. The amounts are net of estimated sublet recoveries. In addition, they are classified as short-term in nature on the financial statements because the Company is continuing to evaluate possibilities to settle this obligation in the most economic manner. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Otherwise, we had no other significant contractual obligations or commitments that were not recorded in our financial statements. A summary of our contractual commitments at June 30, 2003 is as follows:

	As of June 30, 2003
	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$24,595	$4,301	$3,622	$7,977	$8,695
Other contractual obligations	—	—	—	—	—

Total	$24,595	$4,301	$3,622	$7,977	$8,695

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
Date: January 21, 2004

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