Form 10-Q/A
period 2003-09-30
ENTRUST INC
filed 2004-01-28
CIK 1031283

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

INTRODUCTORY NOTE

This Amendment No. 1 to the Quarterly Report of Entrust, Inc. (“Entrust” or the “Company”) on Form 10-Q/A for the quarter ended September 30, 2003 is being filed to amend only the following items contained in our Quarterly Report on Form 10-Q as originally filed with the Securities and Exchange Commission on November 14, 2003:

•	Item 1 (Financial Statements)—Note 8. Related Party Transaction; and

•	Item 5 (Other Information)—Related Party Transaction.

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

Ohana was incorporated on July 10, 2003. It was formed to design, assemble and install high frequency wireless communication systems. The Company believes that its security solutions can be integrated with Ohana’s products and anticipates that an investment in Ohana will assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships.

Ohana is an entity in the development stage with minimal equity. As a result, the Company concluded that Ohana is a variable interest entity. Ohana’s assets consist primarily of cash and intellectual property. The Company is not the primary beneficiary of Ohana and, accordingly, the convertible loan is recorded in current assets in the consolidated balance sheet. The Company’s maximum exposure to Ohana is (i) the $650 zero interest convertible loan and (ii) an obligation to enter into good faith negotiations to invest up to $850 in Ohana if, as a result of negotiations with China Aerospace International Holdings, Inc., the Company enters into a resale or distribution arrangement in China.

Anthony E. Hwang, a director of Entrust, is also the interim Chief Executive Officer of Ohana and a member of Ohana’s Board of Directors. He indirectly controls approximately 15% of the outstanding voting share capital of Ohana.

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

Ohana was incorporated on July 10, 2003. It was formed to design, assemble and install high frequency wireless communication systems. The Company believes that its security solutions can be integrated with Ohana’s products and anticipates that an investment in Ohana will assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships.

Anthony E. Hwang, a director of Entrust, is also the interim Chief Executive Officer of Ohana and a member of Ohana’s Board of Directors. He indirectly controls approximately 15% of the outstanding voting share capital of Ohana.

Resignation of Wesley K. Clark from the Entrust Board of Directors

Retired U.S. Army General Wesley K. Clark resigned from the Entrust Board of Directors on October 8, 2003. General Clark had been a member of the Entrust Board since January 2002 and resigned as a result of growing constraints on his time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Letter Agreement, dated August 29, 2003, between Entrust, Inc. and Hans Downer.*

10.2	Executive Severance Agreement, dated September 4, 2003, between Entrust, Inc. and Kevin Sullivan.*

10.3	Transition Agreement and Release, dated September 18, 2003, between Entrust, Inc. and Ed Pillman.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-24733).

(b) Reports on Form 8-K

(i)	We furnished a Current Report on Form 8-K under Items 7(c) and 9 on July 23, 2003, announcing financial results for the second quarter ended June 30, 2003.
(ii)	We furnished a Current Report on Form 8-K under Items 7(c) and 12 on October 3, 2003, announcing preliminary financial results for the third quarter ended September 30, 2003.
(iii)	We furnished a Current Report on Form 8-K under Items 7(c) and 12 on October 29, 2003, announcing financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRUST, INC. (Registrant)

Date: January 28, 2004	By:	/s/ David J. Wagner

David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description

10.1	Letter Agreement, dated August 29, 2003, between Entrust, Inc. and Hans Downer.*

10.2	Executive Severance Agreement, dated September 4, 2003, between Entrust, Inc. and Kevin Sullivan.*

10.3	Transition Agreement and Release, dated September 18, 2003, between Entrust, Inc. and Ed Pillman.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated herein by reference to the corresponding exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-24733).