Form 10-K
period 2003-12-31
ENTRUST INC
filed 2004-03-15
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock of $2.83 per share on June 30, 2003, as reported on the Nasdaq National Market, was approximately $134,598,878 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant’s common stock).

The number of shares outstanding of the registrant’s common stock as of March 12, 2004 was 63,550,248.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered in connection with the registrant’s Annual Meeting of Stockholders to be on May 7, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENTRUST, INC.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including among other things, statements regarding Entrust’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to Entrust up to and including the date of this document, and Entrust expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Entrust’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations,” “—Certain Factors That May Affect Our Business” and elsewhere in this report. Readers should also carefully review the risks outlined in other documents that Entrust files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Entrust files in 2004.

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

PART I

ITEM 1.    BUSINESS

Businesses and governments have become increasingly dependent on the Internet as a foundation for communication, collaboration and commerce. Their employees are becoming increasingly mobile and demanding real-time access to the applications and information that enable them to do their jobs. Their customers want to conduct transactions online to save time and money. Their partners want to automate business processes and supply chains over the Web to increase productivity.

Organizations view the expansion of their online presence as a method for reducing costs and increasing customer loyalty and market share. More and more organizations are extending their enterprise through Web portals, enterprise applications like e-mail and VPN and even Web services as they respond to the needs of customers, employees and partners. Some are creating extranets for these key stakeholders. Others are setting up virtual private networks to integrate offices, or providing remote access to networks for employees and business partners. Sales, service and membership organizations are striving to increase customer loyalty by personalizing online service and improving customer-relationship management.

Strong information security governance frameworks are also necessary to aid organizations in balancing the need for extending deeper online access to stakeholders, with the need to protect information assets and comply with regulations on privacy and corporate governance, all while meeting investor expectations for cost control and return on investment.

The recently published DTI Information Security Breaches Survey for 2004 Identity Management Fact Sheet reveals that 7 percent of UK businesses had security breaches in the last year associated with weaknesses in their identity management. One in five large businesses were affected. For the large businesses surveyed, 6 percent of breaches concerned financial fraud or theft; 8 percent were due to theft or unauthorized disclosure of confidential information; and 17 percent related to staff gaining unauthorized access to information.

—	The survey, and associated fact sheets, occur biennially and are comprised of 1000 telephone interviews conducted by PricewaterhouseCoopers with a randomly selected sample of businesses around the UK. It is a leading source of information on security incidents suffered by businesses, both large and small within the UK.

These business realities are driving the need for identity and access management solutions that secure digital identities and information.

Entrust, Inc. is a global provider of security software for identity and access management. Entrust software and the associated services secure digital identities and information, enabling businesses and governments around the world to conduct high-value, highly sensitive transactions, over wired and wireless networks, including the Internet, in compliance with today’s regulatory guidelines. Over 1250 major government agencies, financial institutions and Global 1500 enterprises in more than 50 countries have purchased and deployed the Entrust secure messaging, secure data and secure identity management software solutions that integrate into the broad range of applications organizations use today to leverage Internet and enterprise applications to improve productivity. More than 50 percent of the Fortune 100 are Entrust customers or partners. With an aggregate of over 100 patents and patents pending, Entrust takes the initiative in authoring and driving industry standards boards and technology forums.

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning identity and access management software solutions is demonstrated by several key distinctions the company and its products received in 2003 from leading organizations:

•	In April 2003, Aberdeen Group recognized Entrust’s strategic move into the Identity and Access Management space by commenting as follows: “The strategic partnership between Entrust and Waveset Technologies is a win-win situation for the enterprise. The most striking features of this partnership include its vision, intra-company cooperation, and ability to deliver solutions that are focused on customer needs.”

—	Jim Hurley, Vice-President, Security and Privacy, Aberdeen Group, Entrust News Release, April 7, 2003, “Entrust and Waveset Announce Strategic Alliance to Deliver Secure Identity Management Solutions.”

•	In April 2003, e-Governments worldwide were ranked in a global Accenture study. Three out of the top four e-Governments in the study were standardized on Entrust security solutions. These governments are Canada, Singapore and Denmark. The United States ranked as one of the world’s top four e-Governments. Entrust has deployments in over 65 U.S. Federal government entities.

•	In June 2003, Entrust delivered the first Java Toolkit to Achieve FIPS 140-2 Validation. Entrust Authority™ Security Toolkit for Java became the tenth Entrust product to successfully meet the Federal Information Processing Standard.

•	In September 2003, Entrust was honored at the Tech Titans Awards event for excellence in the technology industry. Bill Conner, chairman, president and chief executive officer of Entrust received the 2003 Corporate CEO Award for his leadership, vision commitment and involvement in the technology industry.

•	In October 2003, the Business Software Alliance Task Force, Co-Chaired by Entrust chairman, president and chief executive officer Bill Conner and Internet Security Systems, Inc. (ISS) president and chief executive officer Thomas Noonan, unveiled the industry framework for Information Security Governance. The task force was created to elevate information security governance issues to the higher management level within companies and organizations.

•	In November 2003, Entrust chairman, president and chief executive officer, Bill Conner was appointed as the Co-Chair of the Department of Homeland Security’s Corporate Governance Task Force.

•	In December 2003, Gartner ranked Entrust GetAccess #3 in market share based on revenue for the Extranet Access Management market in 2002.

—	Gartner “Extranet Access Management Market Statistics and Forecast, 2002-2007,” Norma Schroeder, December 2003.

•	In December 2003, SC Magazine reviewed the Entrust USB Token, a key component of the company’s Secure Identity Management Solution, giving it the “Best Buy” Award, which was publicly unveiled in the February 2004 issue.

Entrust currently has more than 1,250 customers world wide, including 320 government agencies. More than 65 United States Federal government entities, the Government of Canada, Clerical Medical Europe, Capital One Bank, Lloyds TSB, Blue Cross Blue Shield of Michigan, Hutchison 3G, IDX Systems Corporation, Egg, Novartis, Telia, State of Illinois, Commonwealth of Kentucky, ING DIRECT, Lufthansa, Credit Suisse, the Government of Denmark, and the Royal Canadian Mounted Police are our customers. Entrust has provided security solutions to many enterprises in the key verticals of government, financial services, and healthcare, and to many other Global 1500 companies.

Entrust operates in one business segment: the design, production and sale of identity and access management software products and related services for securing digital identities and information.

INDUSTRY BACKGROUND

“Early deployments of comprehensive identity management solutions have uncovered the need for better security capabilities, both for identity management administration as well as an integrated element of identity management. The need for identity management is actually the need for secure identity management. Enterprises can expect to see, among other steps, more alliances between traditional security vendors and identity management/provisioning vendors to deliver this need.”

—	Earl Perkins, Senior Program Director, Technology Research Services at META Group.”

“Identity management has often been considered only an IT security solution. However, the principal benefits of identity management are: reducing costs, streamlining operations, increasing agility in delivering new services, improving customer satisfaction and ensuring regulatory compliance in addition to enhancing security. These are all top business concerns guiding executive decisions today.”

—	“IT Trends 2003, Mid-year Update: Identity Management,” Forrester Research, Inc., July 23, 2003

“Regulatory compliance at its very heart requires that systems know who users are and make reasonable efforts to tightly authenticate those users. Once a system knows who a user is, it must then know what the user is permitted to do online. After that, the system has got to be able to record what the user has done and to provide an auditable record that reconciles his privileges with his actions.”

—	IDC “Worldwide Security 3A Software Forecast Update and Analysis, 2002—2007: Identity Management Takes Shape” September 2003

As worldwide levels of access and numbers of highly sensitive transactions proliferate, and businesses and governments move higher-value transactions online and make more sensitive information available to customers, partners and employees, organizations must be able to identify with whom they are doing business and ensure that information is adequately protected. The time and costs associated with enabling new users to start working productively and instantly disabling access when relationships change or end must also be addressed in an automated and delegated manner for a more secure enterprise. Confidently managing secure digital identities and information in a cost-effective, easy-to-use manner is critical to fully realizing the productivity promise of the Internet and the many enterprise technologies and applications that businesses and governments use today.

The integration of information security governance into an organization’s core governance practices should be top-of-mind for organizations around the globe today, with regulatory guidelines (such as Sarbanes-Oxley, California SB 1386, Gramm-Leach Bliley (GLB), and the Health Insurance Portability and Accountability Act

(HIPAA)) and the need for sound corporate governance all playing roles in its heightened awareness. As organizations examine the implications of their overall corporate governance strategy, they come to realize that information security is not just a technical issue that can be addressed by the CIO. It impacts many aspects of the company’s business, including employee e-mail communications, storage of customer information, and maintenance of a strong corporate brand. It is a key corporate governance issue that must be addressed by CEOs and Boards of Directors and must then be implemented and enforced at all levels of the organization in a timely and cost-effective manner.

According to the 2003 Computer Security Institute and Federal Bureau of Investigation Computer Crime and Security Survey, the theft of proprietary information caused the greatest financial loss amongst respondents at $70.1 million, with the average reported loss being approximately $2.7 million. Carnegie Mellon noted that there were 137,529 security incident reports in 2003, a 68% increase over the 82,094 reported in 2002.

The very openness and accessibility that has stimulated the adoption and growth of private networks, the Internet and the Web, also threaten the privacy of individuals, the confidentiality of business information, and the accountability and integrity of transactions. Key concerns include risk of theft, alteration, interception and dissemination of confidential data, as well as fraud, loss of reputation and economic loss. Threats to information security arise from external sources such as competitors and computer hackers, as well as internal sources, such as curious or disgruntled employees and contractors. A further challenge for organizations is the sufficient protection of digital information for both regulatory compliance and for preventing and countering threats of cyber-terrorism.

Hackers have repeatedly demonstrated capability of penetrating firewalls and/or launching swift, devastating attacks against communication systems, financial institutions and power grids. The public and private sectors frequently experience the consequences of inadequate identity and access management security measures. In today’s world, “basic” Web security—PIN and password identification over Secure Sockets Layer, or SSL, which protects information from Web browser to Web server—is not sufficient to meet the extensive business requirements of large organizations for comprehensive and secure management of digital identities and information. The limited protection provided by basic Web security restricts the ability of organizations to fully leverage the potential of the Internet and enterprise applications to improve productivity.

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

The broad range of security solutions for identity and access management that is provided by Entrust is increasingly a critical requirement of businesses to protect brand equity, trust and financial assets. Entrust believes end-to-end security for digital identities and information represents the next critical phase in the Internet’s evolution.

SECURITY FOR IDENTITY AND ACCESS MANAGEMENT

During the past year, most organizations have learned that perimeter firewalls, antivirus software and intrusion detection systems are not enough to protect them from cyberattacks.

—	Gartner “Top 2004 Predictions for IT Security Directors” December 2003

To adequately secure their networks and online transactions, in compliance with today’s regulatory environment, enterprises and governments must deploy a variety of IT security products and services. Traditionally, most organizations have followed a modern parallel path to the one selected by the Kings and Queens of old by focusing primarily on securing and protecting the perimeters of their networks. Where the Kings and Queens built castles and the associated moats, walls and gates, modern organizations have deployed firewalls, intrusion detection and anti-virus software. Each of these types of IT security is important and necessary for protecting networks from malicious intruders and software, yet each has the same limited effectiveness as the castles of old. It is difficult to change and improve interactions with customers, partners, and employees and to drive new opportunities for productivity, revenue and cost-effectiveness, if organizations cannot manage identities and access rights for large numbers of users outside their four walls, protect the transactions they conduct over the Web and mitigate risk of data theft should someone gain unauthorized entry. Hence, organizations may not be unlocking and fully leveraging the productivity promises of the technologies they deploy for online interactions and transactions through their extended enterprise with customers, mobile employees, contractors and business partners.

Entrust identity and access management solutions secure digital identities and information, and are specifically designed to provide organizations with opportunities to leverage corporate networks and the Internet to manage relationships and execute secure transactions with customers, partners and employees. Organizations use technologies to drive enhancements in organizational productivity; without securing digital identities and information, however, those technologies are limited in the productivity value they can provide.

To further illustrate this issue, consider the evolution of Web portals over the past five years. When Web portals were initially deployed by organizations, they were primarily viewed as an excellent, cost-effective method to widely distribute information about the products, services and other capabilities of an organization. As organizations learned more about the power of the Web, many began to see it as a central vehicle for managing relationships and executing transactions (two core fundamentals for any business or government) with key constituents: customer, partners and employees.

With this recognition, organizations began to place applications online via Web portals, both internally and on the Internet. This transition, however, required users to authenticate themselves so that these applications could properly control access to sensitive information. To ensure the security of user authentication, typically done with a username and password, organizations began deploying Web server certificates to enable the SSL protocol. SSL is now a widely accepted method of securing the information transmitted between a browser and Web server. In 1999, Entrust introduced the Entrust Certificate Services portfolio to address this market requirement.

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

Second, organizations began deploying applications that were directly related to sensitive information and transactions. When this occurred, many organizations began to question whether username/password-based authentication was strong enough to adequately protect their information and transactions. For some applications, username and password authentication was adequate. For many other applications, however, it was deficient, because username and password authentication has numerous, inherent weaknesses that can be exploited by malicious hackers and administrators. To address the strong authentication requirements of higher-value Web applications, Entrust introduced the Entrust TruePass product portfolio in 1999. Entrust TruePass employs secure digital identities to strongly authenticate users to Web portals. Entrust TruePass does not require users to download and install software. The product works in conjunction with Entrust GetAccess to provide organizations the combined benefits of strong authentication together with single sign-on and access management for Web portals. These two products together provide comprehensive security for Web portals.

According to the recently published DTI Information Security Breaches Survey for 2004 Identity Management Fact Sheet, staff gaining unauthorized access to information was the most common breach cited by large businesses surveyed. According to the fact sheet, strong authentication (i.e. 2-factor with tokens, smart cards or biometrics) can mitigate the risk of unauthorized access to all the systems a person uses. Roughly a quarter of the large businesses surveyed used strong authentication. Only 3 percent of them had an unauthorized access breach, compared with 20 percent of other large companies.

—	The survey, and associated fact sheets, occur biennially and are comprised of 1000 telephone interviews conducted by PricewaterhouseCoopers with a randomly selected sample of businesses around the UK. It is a leading source of information on security incidents suffered by businesses, both large and small within the UK.

As organizations continued to deploy sensitive applications on their Web portals, they had additional business requirements related to securing digital identities and information. For example, when exposing transactions via their Web sites, many organizations look to ensure the accountability of those transactions. Through secure digital identities, Entrust TruePass provides the capability for users to apply digital signatures to Web-based e-forms. Digital signatures enable organizations to know who signed a particular piece of digital information and to know that the information has not been changed since it was originally signed. Consequently, digital signatures are able to provide accountability and audit ability for digital information and transactions.

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

Securing digital identities and information applies to many other application areas in addition to Web portals. Entrust’s identity and access management solutions leverage digital identities to provide best-in-class security to a wide variety of client-server and Web services applications, including e-mail, desktop encryption, virtual private network (VPN), wireless, e-forms and databases.

Most significantly, Entrust enables organizations to implement a unified security approach to securing digital identities and information across this wide variety of solutions. This unified approach results in reduced complexity with an increased consistency and policy enforcement across applications, which in turn results in ease of use for users (for example, users have a single password and digital identity across solutions) and cost reductions for administrators (for example, much of the user administration occurs automatically and transparently in Entrust solutions and there are often self-service user administration capabilities available for organizations to leverage). The enhanced levels of digital identity and information security provided by Entrust identity and access management solutions enable organizations to unlock the productivity promises of the various technologies they are deploying.

SOLUTIONS, PRODUCTS AND SERVICES

“As enterprises externalize their business processes over the Internet to customers and trading partners, they have expanded the number and types of users with which they must contend. Accordingly, more users need access to IT resources; platform environments will remain complex and heterogeneous; and Web services are driving the need to manage transactions, as well as user access to IT resources. Thus, enterprises no longer can effectively manage user access to the heterogeneous IT environment (for example, external and internal user identity information repositories, databases, operating systems, and applications) for multiple access purposes, such as business roles, password management rules and business hours access policies.”

—	Gartner “Identity and Access Management Defined” November 2003

“IDC estimates the market for identity management software will grow to $3.9 billion by 2007.”

—	IDC “Worldwide Security 3A Software Forecast Update and Analysis, 2002—2007: Identity Management Takes Shape” September 2003

Entrust packages products and services together into three solutions to meet customer needs for both modular and extensible secure data, secure messaging and secure identity management. This allows customers to deploy one solution or product to meet a current need and then easily integrate another one later.

Entrust provides customers with comprehensive and fully integrated solutions that are interoperable on many different platforms. This model is in contrast to other approaches that require customers to buy each product component separately and either integrate them independently or employ a System Integrator to perform the integration. The resulting flexibility addresses the wide range of customer needs for identity and access management solutions with best-in-class service and support.

Entrust’s identity and access management security solutions enable organizations to securely extend access to and conduct transactions with a growing number of mobile employees, customers, contractors and suppliers. The solutions provide an integrated, open and scalable security framework that protects the integrity of transactions at rest and in transit over multiple applications and platforms such as VPN, e-mail communication, Web Portal or file/data stored on a laptop or server. Entrust’s solutions, with such robust features as multi-application digital identity support, are well suited for high-value e-business applications.

Entrust provides solutions for secure data, secure messaging and secure identity management. Entrust products within these solution areas improve efficiency, while mitigating risk, enhancing customer confidence and helping to deliver electronic services to millions of people served by governments and businesses around the world.

With Entrust secure data, secure messaging and secure identity management solutions, the integrity and confidentiality of documents, e-mail messages and business transactions are more secure and private while traveling over public networks, and also while stored on personal computers, Web servers and back-end data application servers. Entrust solutions can authenticate users via a variety of authentication methods, including passwords, tokens, biometric devices, smartcards and digital identities. They enable only individuals with authorized credentials to access information in protected documents, e-mails, Web pages and business applications, such as enterprise resource planning, customer relationship management, and supply chain management. Entrust solutions can also permit business critical paper processes to be replicated electronically. Users can digitally sign documents and conduct business online, and get personalized access to information at a Web portal via wired and wireless devices.

Organizations that deploy Entrust solutions and services can protect their brand, increase customer share, convert one-time users into repeat customers, and increase loyalty of customers, partners and suppliers by delivering personalized services based on individual preferences. Governments utilizing Entrust solutions and services can serve their citizens and partner with businesses to achieve greater efficiencies, while implementing national programs by enabling easy access to private and personalized information and services.

Entrust offers a broad portfolio of products within these three solutions areas that enable governments, financial services companies and Global 1500 enterprises to securely execute transactions and share information over the Internet and enterprise networks.

Entrust Secure Identity Management Solution

“The Entrust-Waveset relationship reflects an increasing desire among governments and businesses to deploy integrated identity management offerings that reduce administrative costs and provide comprehensive, secure administration and audit of user identities and access controls. The alliance enables Entrust to launch its Entrust Secure Identity Management Solution, a comprehensive and cost-effective offering that allows governments and businesses to easily deploy and manage identities for a broad range of enterprise and Web applications.”

—	April 7, 2003, Entrust News Release, “Entrust and Waveset Announce Strategic Alliance To Deliver Secure Identity Management Solutions”

Organizations today need to extend access to corporate resources to an ever-growing number of employees, partners suppliers and customers. Effectively managing the increasing number of users is a significant challenge in itself, adding to this challenge is the complexity of delivering access to enterprise resources in multiple ways such as client-server, Web and Web Services applications. Further adding to the challenge is the increasing number of Web Services applications and network devices required for the deployment and management of identities in an accountable and auditable manner.

Enterprises and governments are also faced with intense pressure for increased accountability, driven by legislation as well as shareholder demands for more effective corporate governance. The dramatic rise in information and identity theft further underlines the need for a secure identity management solution. The situation has led to several major laws -including Sarbanes-Oxley, HIPAA, Federal Information Security Management Act (FISMA) and California SB 1386—that require the strengthening of internal controls and information security governance. More effective internal controls, including the use of strong authentication, authorization and single sign-on (SSO), and centralized provisioning, can help organizations to comply with these critical pieces of legislation while at the same time realizing business benefits like cost reductions and increased levels of service.

The Entrust Secure Identity Management Solution consists of a suite of market-leading identity and access management products, which, in combination or deployed in modular stages, help organizations easily manage identities and access to information while decreasing costs. It can also improve the ability of organizations to enable legislative and corporate governance compliance. Supporting a broad range of client-server, Web and Web Services environments, the solution enables organizations to lower the costs associated with deploying and managing user, application and device identities while making it easier to securely access applications and information over the Internet. Through best-of-breed capabilities, the solution is easy to deploy and operate, includes secure administration, and cost-effectively scales to address large user populations.

The Entrust Secure Identity Management Solution includes the following products:

(a)    The Entrust GetAccess Product Portfolio

“The Sacramento Municipal Utility District (SMUD), one of America’s largest community-owned electric utilities, has deployed the Entrust Secure Web Portal Solution (Entrust Get Access, Entrust True Pass and

Entrust Authority) in order to authenticate and authorize employee, partner and customer access to its portfolio of online applications and information. The modularity and flexibility of the solution enables SMUD to apply the appropriate level of security on a user-by- user and application-by-application basis. For home subscribers, for example, SMUD provides password-based Web single sign-on and access management using Entrust GetAccess.”

—	June 18, 2003, Entrust News Release, “Entrust Secure Web Portal Solution Deployed at Sacramento Municipal Utility District; Solution enables compliance with new industry regulatory requirements through strong Web access controls, end-to-end encryption and digital signatures.”

The Entrust GetAccess product portfolio provides organizations with the security, flexibility and performance required to personalize a user’s online experience. As a foundation of Entrust security for Web Portals, Entrust GetAccess software provides a critical aspect of online security. It makes it possible for an organization to authenticate the users with whom it is doing business through its Web portal and provide personalized access to information based on this user identity. Entrust GetAccess software allows multiple online applications to leverage a common infrastructure to manage identities and authorizations, enabling new applications to be deployed more securely and quickly. As security requirements for the portal change, the foundation established by Entrust GetAccess software can be built upon with solutions from the Entrust TruePass product portfolio to provide other enhanced security features. Using Entrust GetAccess as part of the Entrust Secure Identity Management Solution enables one identity and security profile to be used across the entire infrastructure through centralized provisioning, workflow, auditing, reporting and self-service capabilities.

Entrust GetAccess provides many features and benefits including:

•	Broad range of authentication methods: Customers are able to balance the level of security with the cost and complexity of deployment using any of the following authentication options – user name and password; external LDAP repository; Browser certificates (X509v.3); random number tokens; Microsoft Windows Domain Authentication; Entrust TruePass™ digital IDs; Microsoft® .NET Passport; Security Assertions Markup Language (SAML); smart cards/and or USB Tokens.

•	Centralized authentication and authorization: By centralizing all user authentication and authorization functions, Entrust GetAccess enables organizations to more easily control access to Web and EJB applications, ensuring compliance with corporate policy and lowering costs. Leveraging standards like the SAML and the XML Access Control Markup Language (XACML), Entrust GetAccess also provides single sign-on across Web applications and domains, making it easier for users to navigate to targeted information.

•	Scalable and interoperable: Rapidly deployable and easy to administer, Entrust GetAccess powers user deployments, protects mission-critical Web portals and secures intranet and extranet applications for hundreds of other customers around the globe. Entrust GetAccess also employs a per-processor pricing model that enables organizations to more closely align the cost of protecting the portal with the value and number of applications deployed.

(b)    Entrust TruePass Product Portfolio

“Pacific Northwest National Laboratory (PNNL), one of nine multi-program national laboratories within the Department of Energy (DOE), has successfully deployed a suite of Entrust software solutions to set the stage for greater collaboration with other DOE labs, agencies and partners moving forward. PNNL strengthened its security environment with the addition of Entrust Entelligence™, Entrust Authority™ and Entrust TruePass™…”

—	February 4, 2003, Entrust News Release, “Pacific Northwest National Laboratory Bolsters Internet Security with Entrust; Extended deployment offers enhanced collaboration within Department of Energy

“TDC, Denmark’s largest telecommunications company, has implemented the Entrust TruePass solution to secure the online infrastructure for the Danish government and its millions of citizens. The Q1 deal represents a government-wide implementation that will securely link the Danish government with its citizens and businesses using digital technology.”

—	February 19, 2003, Entrust News Release, “Danish Government Selects TDC and Entrust to Secure Digital Infrastructure; Project will enable enhanced Internet security between government and citizens of Denmark.”

The Entrust TruePass product portfolio, Entrust’s thin client PKI, provides organizations with the confidence to migrate critical applications onto Internet and intranet Web portals. Organizations can conduct valuable and sensitive online transactions more securely with customers, citizens, suppliers, partners and employees using Entrust TruePass software to provide strong authentication, accountability of transactions and end-to-end data privacy. The U.S. National Institute of Standards and Technology and Canada’s Communications Security Establishment have awarded Entrust TruePass software the Federal Information Processing Standards 140-1 validation. Entrust TruePass software was the first Java application to gain this level of security validation from both agencies.

Entrust TruePass software provides many key features and benefits including:

•	Seamless strong authentication: Requiring only a Web browser (Netscape or Microsoft) on the end-user desktop, organizations can rapidly deploy and support the strong authentication of users, including those accessing the sensitive identity administration portal. Smart cards, challenge-and-response questions on personal information, and mobile phone-based PINs can all be added for increased authentication security. Lifecycle management for the digital ID is transparent and automatic, lowering help-desk costs and increasing user satisfaction.

•	Transaction integrity: Through its ability to seamlessly apply digital signatures to information submitted online, Entrust TruePass helps organizations to ensure the integrity of the submission itself. In addition, digital signatures can help provide a verifiable record of transactions, tying the user that signed the data to that transaction.

•	Data privacy: Regardless of whether information is submitted through a Web page or stored in a file that is uploaded from a user desktop, Entrust TruePass encrypts and protects it from the Web browser, through the Web servers, and on to a safe back-end location where it is available for decryption only by authorized users or applications. Entrust TruePass also delivers the ability to automatically decrypt information, enabling organizations to deploy and support sensitive Web applications that require end-to-end security.

(c)    Entrust Secure Transaction Platform Product Portfolio

“Web Services will require a comprehensive security infrastructure in order to deliver trusted transactions within and between organizations. Features like strong authentication, advanced entitlements, and non-repudiation between applications will allow Web services to be safely deployed both inside and outside the firewall. Vendors that can deliver a broad suite of standards-based services will gain end users the most immediate benefits.”

—	Ray Wagner, Research Director, Gartner Inc. October 7, 2002, Entrust News Release, “Entrust Unveils Comprehensive Vision and Product Delivery Roadmap for Web Services Security; Entrust Secure Transaction Platform Provides Open, Interoperable, and Flexible Security Solutions for Web Services Applications”

“By 2006, more than 70 percent of new applications will use Web Services in some part of their architecture (0.8 probability)”

—	Gartner “Predicts 2004: Advanced Web Services Gain Traction”, November 12, 2003

Entrust Secure Transaction Platform (STP) provides a comprehensive capability to secure Web services and server-based applications. Introduced in late 2002, Entrust STP enables organizations to deploy a common, unified security architecture for Web services, rather than implementing security separately in each Web services application. Entrust STP extends the market-deployed leadership in delivering security for a client/server and portal architecture. With the introduction of Entrust STP, Entrust sets the benchmark for interoperating across client/server, portals and Web services architecture in a transparent manner.

Entrust STP provides many key features and benefits including:

•	Centralized Authentication for Web Services Applications: Applications leveraging Web services can use Entrust STP products as an authoritative source for standards-based SAML authentication, seamlessly validating the identity used in a Web services transaction.

•	Centralized Authorization for Web Services Applications: Building on the SAML authentication of a Web services application, Entrust STP products leverage a standards-based (XACML) central authorization service to check the privileges of an identity executing a Web services transaction.

•	Centralized digital signatures and timestamping: A centralized digital signature and timestamping service enables organizations to tightly control which applications and users are able to sign and timestamp particular Web services transactions on behalf of the organization.

(d)    Sun Identity Manager

In April 2003, Entrust announced the planned integration of Sun Identity Manager (formerly Waveset Lighthouse) with the Entrust product portfolio. The move reflected an increasing desire among governments and businesses to deploy integrated identity management solutions that can reduce administrative costs and provide comprehensive, secure administration and audit of user identities and access controls. Entrust leverages Sun Identity Manager for centralized identity administration. It can securely and efficiently deploy and manage identities across the enterprise, and deliver automated identity provisioning, centralized password management, single-step identity profile management, robust auditing of the identity infrastructure and flexible workflow.

Sun Identity Manager provides many key features and benefits including:

•	Increased organizational efficiencies and reduced user costs: With the ability to centralize the management of all user identities to a single point, organizations can streamline how users are deployed, updated and removed. This includes the ability to provide self-service Entrust-secured Web interface for both administrators as well as users.

•	Reduced IT costs: Through a unique, highly deployable architecture, Sun Identity Manager allows for rapid deployment, on-time project delivery and minimized internal political turmoil. It also supports a broad range of applications and systems, including Entrust GetAccess and Entrust Authority, reducing the requirement for product customization and additional hardware costs.

•	Addressing audit and risk requirements: Through centralized management of users, Sun Identity Manager enables a consistent method of defining and enforcing policy across multiple applications, reducing the risk of unauthorized access and helping organizations address information security governance requirements. The robust audit and reporting capabilities give IT administrators the ability to proactively disable dormant accounts, thereby increasing system security.

(e)    Entrust USB Tokens

Entrust USB Tokens were added to the Secure Identity Management Solution in late 2003. As a result of collaboration with Rainbow Technologies, Entrust distributes the Rainbow iKey 2032 tokens as Entrust USB Tokens. These security tokens work seamlessly with Entrust Digital IDs to enable strong two-factor authentication to desktops, VPNs, WLANs and Web Portals. Two-factor authentication is based on something you know (e.g., PIN) and something you have (e.g., a token). By requiring two independent elements for user authentication, this approach significantly decreases the chance of unauthorized information access and fraud.

Entrust USB Tokens provide many key features and benefits, including:

•	Strong security: Using industry-standard and FIPS validated security, Entrust USB tokens securely store user IDs in a convenient and portable manner with a unique PIN that is encrypted on the token. This identity can then be used to access sensitive enterprise and Web applications, including VPNs, wireless LANs and more.

•	Extensibility: Supports the ability to use the stored identity for more than just strong authentication, including digital signatures and encryption. This enables organizations to leverage their investment in strong authentication to also protect the integrity and privacy of corporate data. This increases security and lowers the overall total cost of ownership (TCO) of the tokens.

•	Enhanced Mobility: Requiring only a standard USB port, Entrust USB tokens can be used virtually anywhere, delivering strong authentication that can help organizations strongly authenticate users as a part of their regulatory compliance initiatives.

(f)    Passlogix v-GO Single-Sign-On

“Passlogix is proud to have v-GO SSO selected by Entrust as the best-of-breed enterprise SSO to complement their secure identity management offering,” said Marc Boroditsky, president and CEO, Passlogix. “The large base of Entrust enterprise identity management customers will benefit from a simple, reliable SSO solution that automates and centralizes the user login process.”

—	February 24, 2004, Entrust News Release, “Entrust Extends Secure Identity Management Solution with Passlogix Industry Leading Enterprise Single-Sign-On

Entrust added market-leading Passlogix v-GO SSO to the Entrust Secure Identity Management Solution in late 2003 to illustrate its increased commitment to address identity and access management needs for global enterprises and governments. The move to resell Passlogix v-GO SSO enables Entrust to provide customers with a complete ‘best-of-breed’ enterprise single-sign-on solution that extends across client-server and Web environments. It addresses the need for a simplified user log-in experience on the desktop that ultimately reduces help desk costs and enhances the security of password management. The technology provides users with a single secure authentication point for virtually all Windows®, Web, proprietary and host-based applications without requiring any complex application integration. It supports a broad range of authentication methods, including Entrust digital IDs, Entrust USB Tokens, and smart cards, and is seamlessly integrated with the other components of the Entrust Secure Identity Management Solution. As with all components of the modular solution, it is available as a standalone purchase from Entrust.

Passlogix v-GO SSO provides many key features and benefits including:

•	Easy integration: works out-of-the-box with most common Microsoft Windows applications, Web sites, and host emulators (whereas other single sign-on products require extensive and costly back-end integration)

•	Enhanced security: eliminates one of the greatest security weakness in IT networks—poor password selection and management—and automatically applies password composition rules to generate more complex, secure passwords than employees would normally create

•	Fast return on investment through increased productivity and reduced help desk costs: prevents lost productivity from time taken to recover forgotten passwords and training on complex, inefficient security policies and significantly reduces help desk costs (typically 20%+ are password-related issues).

(g)    Entrust Certificate Services Portfolio

Entrust Certificate Services provide 128-bit SSL Certificates and WAP Certificates to enable secure communications online. As a basis for more comprehensive secured Web portal initiatives, SSL Certificates provide information about the authenticity of Web sites and provide a basic level of security for online transactions.

SSL Certificates provide authentication of Web sites and enable SSL encryption between Web browsers and servers. SSL Certificates from Entrust are unique in the market as they are enabled for automatic checking of Certificate Revocation Lists and thus can provide users with a higher level of confidence about the legitimacy of a Web site.

The Entrust Certificate Management Service—Enhanced edition reduces SSL management costs by enabling quantities of certificates to be pooled into a re-usable inventory and enables administration delegation as e-business programs expand across an organization and multiple, distributed SSL-enabled servers become a requirement.

In 2003, Entrust introduced a Premium edition of the Entrust Certificate Management Service to enable automated SSL Certificate Management. This new service helps extended enterprises and governments relieve the cost and complexity of managing the lifecycle of SSL certificates. This capability will be bundled with Entrust’s current SSL Certificate offering, which already provides customers with low cost, easy to deploy SSL security.

This new service will provide centralized management of SSL certificates and automates their request, installation and renewal, dramatically reducing the effort required to deploy SSL security. Typically, these steps are manually intensive and complex, resulting in significant administrative time and cost, with the risk of service interruption should certificates expire.

The new Certificate Management Service includes Entrust’s competitively priced SSL certificates and Entrust’s sophisticated account administration tools. The automation of certificate lifecycle is delivered by an easy to use software application that runs at the customer site. This application securely communicates to an organization’s Web sites as well as the Entrust certification authority to transparently request, install and renew SSL certificates without the need for manual intervention.

(h)     Entrust Entelligence Product Portfolio

The Entrust Entelligence product portfolio provides security to enterprise desktop applications. Entrust Entelligence delivers an end-to-end, integrated solution that adds digital identity and information security to applications such as e-mail, file/folder encryption, e-forms, VPNs and WLANs. Entrust partners with Cisco, Nortel Networks and Check Point in providing VPN and WLAN solutions.

By integrating seamlessly into the desktop and server environments, Entrust Entelligence delivers a unified security system that includes a wide range of capabilities. Entrust Entelligence software delivers security to communications and applications to allow critical business processes to be moved to the Internet and enterprise networks with greater confidence. It can be combined with Entrust-Ready products from third-party vendors to provide enhanced security for multiple enterprise applications including Enterprise Resource Planning, document management and legacy applications.

Entrust Entelligence provides many key features and benefits including:

•	Strong Authentication: Entrust Entelligence enables organizations to control access to the desktop by requiring strong authentication to access files, folders, e-mail, etc. Two-factor authentication products such as tokens, smart cards and biometric devices can be used with Entrust Entelligence to strengthen the security.

•	Enhanced Security Management: Entrust Entelligence Desktop Manager automatically and transparently manages the digital ID and performs security checks on behalf of the user. All key and certificate updates, maintenance of key histories, key backups, revocation checks and name changes happen automatically and transparently to the user. This automation can help to reduce administrative costs and make security easier to use.

•	Extensibility: Through its ability to not only strongly authenticate users, but also deliver encryption and digital signature capabilities, Entrust Entelligence enables organizations to leverage a single digital ID for more than just strong authentication. This includes the ability to also provide single sign-on to secure applications on the desktop.

Secure Messaging Solution

“Entrust and Tumbleweed announced a patent cross-licensing agreement intended to expand the companies’ secure messaging initiatives. The cross license agreement builds on the two companies’ commitment to further the growth of secure Internet communications. This intellectual property exchange will allow each company to continue to innovate and broaden its range of commercial products and services.”

—	February 25, 2004, Entrust News Release, “Entrust and Tumbleweed Expand Secure Messaging Initiatives; Patent Cross-Licensing Agreement Reaffirms Companies’ Commitment to Grow Secure Internet Communications”

“This new development allows organizations to easily share sensitive information with a diverse range of recipients using a variety of email clients or Web mail services such as Yahoo! or Hotmail. To help prevent unauthorized access to these messages, organizations can take advantage of Entrust’s zero footprint certificate-based solution for strong authentication. Recipients of secured email are able to reply to the sender with the same level of security as the original email.

—	January 26, 2004, Entrust News Release, “Entrust® Web Mail Helps Organizations Comply with Regulatory Guidelines Through Secure External Email Delivery; Organizations have flexibility to choose from Secure Web-based or S/MIME format when sending messages to external partners or customers.”

E-mail has become the number one productivity tool for organizations, offering a low cost way to share information and accelerate decision making. E-mail is fast and convenient, but not without inherent risks. In order to mitigate the risks of communicating valuable information, organizations need to secure sensitive e-mails. Unauthorized access to client records, sales forecasts, intellectual property or other valuable information can do significant damage to an organization’s brand and competitive position. And with recent government regulations such as Sarbanes-Oxley, HIPAA, GLB and California SB 1386, the need to secure e-mail communications becomes an important element of regulatory compliance.

By transparently adding “end-to-end” security to e-mail applications such as Microsoft Outlook and Lotus Notes, the Entrust Secure Messaging Solution makes it possible to mitigate risk and comply with government regulations regarding sensitive e-mail communications.

The Entrust Secure Messaging Solution contains the following key attributes:

•	Seamlessly adds security to popular e-mail software programs; turning them into more secure communications vehicles;

•	Offers flexible, standards-based options for secure communication with employees, partners and customers;

•	Transparently manages security on behalf of the user to make it easy to send and receive secure e-mail;

•	Delivers enhanced security that provides encryption and digital signature technology;

•	Allows users to identify senders and recipients of e-mail communications with greater confidence;

•	Verifies the integrity of message content and protects the privacy and confidentiality; and

•	Capitalizes on mobile communications by extending security to Blackberry wireless handhelds.

Products in the Entrust Secure Messaging Solution include the following:

(i)    Entrust Entelligence WebMail Center

The Entrust Entelligence WebMail Center is an optional add-on to the Entrust Entelligence Messaging Server and works with both Microsoft Outlook/Microsoft Exchange and Lotus Notes messaging systems. It is designed for organizations that wish to exchange secure e-mail with external customers and partners who do not have digital certificates or S/MIME format capabilities within their own e-mail applications such as those using Hotmail or Yahoo!.

Key attributes include the following:

•	Secure Web-based communications through encryption;

•	Simplified deployment by eliminating need for client S/MIME support or certificates in external e-mail clients;

•	Customized functionality depending on user configuration;

•	Open, Web-based approach to enable faster compliance with regulatory demands for secure messaging with external customers and partners;

•	Support for a wide range of authentication methods including username/password or strong certificate-based authentication leveraging Entrust’s zero-footprint client;

•	Security storage of e-mail messages; and

•	Secure message delivery and reply.

(j)    Entrust Entelligence Messaging Server

The Entrust Entelligence Messaging Server is a server-based e-mail security gateway that makes it easier to communicate securely with external partners and customers.

As central component of the Entrust Secure Messaging Solution, the Server transparently manages security functions and enforces corporate secure e-mail policies, making it easier for users to securely communicate with their colleagues outside of the organization. By maintaining “end-to-end” encryption and digital signatures, the Messaging Server helps to protect the privacy of sensitive communications throughout their lifetime, and enables an audit trail for e-mail communications.

Offering both standards-based S/MIME and Web-based options for message delivery, the Messaging Server can be used to reduce the time and cost of conducting a wide range of tasks, including the distribution of HR information, contract negotiations, personalized customer statements and more.

Key features include the following:

•	Flexible deployment – organizations can deploy Entrust Entelligence Messaging server in a variety of e-mail environments including Microsoft Outlook/Exchange and Lotus Notes;

•	E-mail messages secured in accordance with the S/MIME standard format for interoperability with external users;

•	Central management of security functions on behalf of the user to make it easy to send secure email to employees, partners or customers;

•	Allowing organizations to comply with current regulatory guidelines for compliance; and

•	Integration with leading content scanning solutions.

Secure Data Solution

According to NetworkWorld Fusion (August 2002), the IRS lost or misplaced 2,322 laptops computers, desktop computers and computer servers in the last three years. The Department of Justice reported that five agencies, including the FBI and DEA, had lost track of 400 laptop computers, more than half of which may have contained sensitive national security information.

Applications such as enterprise resource planning, supply chain management, customer relationship management, workflow and e-forms have been migrated online to improve productivity and reduce paper costs and overheads. However, many organizations use only basic security solutions, such as a password, to secure these applications—a level of security that is inadequate for sensitive business information. Furthermore, enterprises are typically not securing the sensitive information in files and folders stored on desktops, laptops, enterprise servers or other electronic devices. This information is often left open to theft by insider and outside attackers. This lack of protection for sensitive information is resulting in identity theft attacks and the compromise of other types of sensitive information, including strategic business plans and customer information.

The Entrust Secure Data Solution consists of a comprehensive, highly scalable suite of data security products and services that help organizations mitigate the risk of data loss, corruption and disclosure so they can confidently capitalize on new technologies that enable greater stakeholder collaboration and, ultimately, business growth. It helps organizations secure sensitive and valuable information stored on computers, mobile devices, and corporate networks. The solution also helps organizations abide by new legislative regulations that mandate stronger data security controls, without unduly burdening the people and processes that make use of this critical data.

Organizations can realize the promise of secure data through encryption which provides end-to-end data protection and privacy; through authentication, which strongly identifies the requesting users, device or application before releasing sensitive data; through policy-based access control, which manages individual user access rights to data and applications based on corporate policy; and through digital signatures which improves accountability for data transactions and protects the integrity of data involved in a transaction. Many organizations also provide data integrity through secure file transfer.

Entrust is committed to enhancing its Secure Data offering through an assertive partner strategy that is designed to augment or leverage Entrust identity and access management solutions through relationships with key technology, OEM or channel partners. Relevant examples to support this approach can be found through the Entrust-Ready designation, which applies to products that have achieved interoperability and compatibility with Entrust security solutions.

Entrust products within the Secure Data Solution include the following:

•	Entrust Entelligence Security Provider/Desktop Manager

•	Entrust TruePass

(k)    Entrust Authority Toolkits

Entrust Authority toolkits provide customers and developers with the ability to apply best-in-class security to almost any business application. These toolkits provide a common set of services to permit developers to rapidly deploy applications for business problems without having to spend valuable resource cycles re-developing these common services.

The Entrust Authority toolkits use standards-based, application programming interfaces to make it possible to implement unified security architecture across multiple applications and platforms. By minimizing the need for separate administration modules with every deployed application, these toolkits help to address administrative duplication and the overhead of deploying across multiple platforms.

Many Entrust customers have elected to combine Entrust toolkits and Entrust TruePass to build custom secure data solutions that meet their need for tamper-resistant file transfer or other applications.

(l)    Entrust Entelligence File Plug-in

The Entrust Entelligence File Plug-in provides security for files and folders that are stored and used by Microsoft Windows applications. It protects sensitive information from unauthorized access and misuse. Desktop computers and laptops are frequently used to write, negotiate, sell, plan and strategize about an organization’s entire future. Without sufficient information security applied to files and folders on laptops and desktop computers, highly sensitive information can be accessed by unauthorized people. With the convenient portability of laptops this information can be stolen or easily lost. Secure Data’s file encryption and digital signature technology turns hard-drives and networks into more secure information storage mediums and allows:

•	Information to be stored in an encrypted fashion until needed;

•	Documents to be encrypted so that only individuals with authorized credentials may view their contents;

•	Documents to be digitally signed online;

•	Documents of a secure nature to be deleted; and

•	Certain specified folders to be automatically encrypted.

(m)    Security for E-Forms

“We’re happy to build upon our long-standing relationship with Entrust to help government agencies share sensitive PDF documents created using Acrobat 6.0 software with employees, other agencies and citizens,” said Harry Vitelli, vice president of Business Development, Intelligent Documents Business Unit, Adobe Systems Incorporated. “Because the Entrust plug-in makes use of FIPS-verified technology, it provides more trustworthy security for workflows based on Acrobat and PDF.”

—	February 3, 2004, Entrust News Release, “Entrust Announces Advanced Security for Adobe® Acrobat® 6.0 Software; U.S. Department of Energy to receive Entrust Entelligence™ Verification Plug-In 7.0 to enable digitally signed document workflow

Government and enterprises at all levels are working to reduce paperwork and increase efficiency. Increasingly, legislation is being enacted that mandates these initiatives. For example, the Government Paperwork Elimination Act requires significant paperwork reduction by US federal agencies. Driving much of the paperwork of governments and enterprises is the use of paper-based forms to collect and process data. The cost of processing these forms manually is significant, from printing paper forms to keying completed forms into a database. Additionally, errors caused by incomplete or incorrect data can result in additional costs and frustrating delays.

Collecting and processing this information electronically through secure e-forms can significantly reduce costs. This is why e-forms are being used at all levels of government and enterprises as a method to reduce paperwork, lower costs and increase efficiency. E-forms provide these benefits by eliminating the need for duplicate data entry, by employing automated rules to enforce accurate forms completion and by dramatically reducing printing costs (since the forms are electronic). Specifically, Entrust Entelligence™ Verification Plug-in for Adobe enables organizations to publish secure, digitally signed documents that can be verified by external users without the need for Entrust desktop security software.

In general, Entrust security for e-Forms:

•	Moves paper-based processes to the Internet and enterprise networks, increasing speed and cost effectiveness;

•	Offers a binding record with digital signatures across an organization;

•	Allows control of access to the content of the form; and

•	Allows for easy integration with top e-forms providers like Adobe and Shana.

“The future of PKI will be driven by its ability to support Web services and enterprise identity management deployments. As enterprises add smart cards and USB tokens, there will be an opportunity to deploy PKI with those hardware solutions.”

—	IDC “Worldwide Security 3A Software Forecast Update and Analysis, 2002—2007: Identity Management Takes Shape” September 2003

In July 2003, Datamonitor estimated that the leading vendor of PKI solutions in terms of overall revenues was Entrust, generating around one third of the total, global PKI license revenues in 2002. They noted that one reason for Entrust’s stronger position has been its continued relationships with the government sector.

—	Datamonitor “Enterprise Security Product Markets” August 2003

(n)    The Entrust Authority Product Portfolio

The Entrust Authority product portfolio is used within each Entrust solution. It is the backbone of many of Entrust’s secure digital identity offerings. It enables encryption, digital signature and authentication capabilities by providing security management to applications in a consistent, transparent and automated way. Combined with other Entrust and partner products, the Entrust Authority product portfolio enables a flexible and interoperable solution across multiple applications and various Internet security operations to provide the security required to move critical applications online, and the automated administration to do so.

First introduced to market in 1994, Entrust Authority Security Manager was the first product to receive Federal Information Processing Standards (FIPS) 140-1 certification (1995) and Common Criteria certification (1999).

Entrust Authority Security Manager facilitates several security management and policy functions to help meet an organization’s digital identity and information security requirements, while remaining transparent to the end user, thereby:

•	Enabling the use of digital signature, digital receipt, encryption and permissions-management services across a wide range of applications and solutions, allowing strong authentication, privacy and accountability;

•	Protecting communications in a verifiable manner by securely storing the certification authority private key;

•	Providing enhanced security management with the ability to issue digital identities for both users and devices;

•	Publishing user certificate revocation lists and offering comprehensive digital identity lifecycle management;

•	Offering flexibility, interoperability and choice by accommodating users who log on from different workstations, or use various methods of identification, such as smart cards or biometric devices;

•	Providing flexible administration and enrollment capabilities that to suit an organization’s unique processes and risk management needs; and

•	Providing a scalable solution that will accommodate an enterprise’s needs as it grows.

Services

The Entrust Professional Services team has demonstrated its experience worldwide by delivering innovative solutions utilizing both standard and customized Entrust products. Many of the Internet security industry’s most highly skilled and experienced engineers, security architects, and security consultants are members of the Entrust team. These experts have assisted the world’s governments and Global 1500 companies in addressing complex security issues with practical solutions. In the process, they have established an outstanding reputation for on-time delivery, exceptional quality and innovative approaches to complex business opportunities globally.

(a)    Entrust CygnaCom

Entrust CygnaCom has been providing professional information security services and cryptographic solutions to government and business clients since 1994. With a staff of highly qualified engineers, Entrust CygnaCom provides a wide range of consulting services and customized solutions to help clients develop, implement and maintain their information security programs, policies and strategy. The McLean, Virginia location provides Entrust with a large professional services organization to meet the growing needs of the U.S. federal government. Entrust Cygnacom’s facilities were among the first to be accredited by the U.S. Department of Commerce, the National Institute of Standards and Technology, and the National Voluntary Laboratory Accreditation Program for information technology security testing against the federal cryptographic criteria (Common Criteria (ISO/IEC 15408)).

Entrust CygnaCom offers:

Information Security Consulting and Professional Services

Entrust CygnaCom is focused on providing enhanced professional services to clients around the world. Specializing in PKI and Information Assurance, Entrust CygnaCom has expertise in all aspects of system security engineering, and can provide clients with security risk assessments, security architecture, secure identity management, and security assurance consulting services including:

•	Risk assessment, policies and procedures, conformance testing, planning and implementation, system integration, perimeter security, identity management consulting and implementation, cryptographic algorithms, public key enablement of applications.

Entrust CygnaCom Testing Laboratories

Entrust CygnaCom operates two security-testing laboratories accredited by the National Voluntary Laboratory Accreditation Program of the National Institute of Standards and Technology. The Entrust CygnaCom laboratories perform compliance testing to verify that product design, implementation, and documentation meet certain security requirements recognized by the U.S. government. Typically, commercial products submitted for validation include operating systems, firewalls, and cryptographic modules. Entrust CygnaCom is a one-stop provider of comprehensive U.S. standards-based security testing and evaluation of both IT and cryptographic products.

One-Stop Security Testing

Entrust CygnaCom offers a full range of services to help clients navigate IT security standards and evaluation requirements including:

•	An accredited Common Criteria product evaluation laboratory;

•	Product architecture, design, implementation, and documentation review;

•	Training for security product design and development teams;

•	Security product design and engineering-related consulting services; and

•	An accredited FIPS 140-1/2 cryptographic module evaluation laboratory.

Security Evaluation Laboratory (SEL)

The Security Evaluation Lab is a certified National Information Assurance Partnership (NIAP) Common Criteria Testing Laboratory authorized to conduct product evaluations according to the Common Criteria (ISO/IEC 15408) and the Common Evaluation Methodology under the U.S. scheme. The SEL is accredited to conduct evaluations up to Evaluation Assurance Level 4 (EAL4).

Entrust CygnaCom’s SEL offers a full range of services to help clients navigate computer security standards and evaluation requirements including:

•	An accredited Common Criteria product evaluation laboratory;

•	Product architecture, design, implementation, and documentation review;

•	Training for security product design and development teams; and

•	Security product design and engineering-related consulting services.

Cryptographic Equipment Assessment Laboratory (CEAL)

Entrust CygnaCom’s CEAL is accredited to test hardware and software products for compliance with U.S. Government FIPS 140-2 and with FIPS algorithms such as Data Encryption Standard (DES), Triple DES, Skipjack, Secure Hash Standard, and Digital Signature Standard. FIPS PUB 140-1/2 is the Federal Information Processing Standards Publication number for “Security Requirements for Cryptographic Modules”, published by NIST. This standard specifies the security requirements that are to be satisfied before a product can be utilized within a security system protecting unclassified information within computer and telecommunication systems.

The CEAL offers consulting services to identify compliance problems and suggest corrective actions for meeting FIPS 140-2 requirements. The CEAL also offers lectures and training sessions to prepare vendor teams for design, production, and documentation of FIPS 140-1/2 compliant devices. CygnaCom’s CEAL has been designed to work with vendors, users, and the accrediting agency to verify that standards are being met without placing undue constraints upon product design or implementation.

Entrust Staff Experience and Expertise

Entrust CygnaCom’s dedicated team of professionals has expertise in third party assurance, cryptography, PKI, operating systems, and database management systems. They possess a history of computer security evaluation that extends back to the early days of the National Security Administration’s efforts to evaluate the security of commercial computing equipment. Many were involved in the development and refinement of the criteria, in the evaluation and certification of computing products, in ensuring even application of the criteria (as part of the Technical Review Board), and more recently, in refining the Common Criteria specification and developing evaluation methods and establishing accreditation requirements.

(b)    Internet Security Consulting Services

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

(c)    Deployment Services

Entrust deployment services provide planning and implementation expertise to assist in the installation and deployment of Entrust enhanced Internet security solutions. For organizations seeking a proven solution aligned with business objectives, Entrust deployment services provide end-to-end project management and execution.

(d)    Systems Integration Services

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

(e) Training Services

Entrust’s Training group serves customers, partners, and employees. Training is a critical part of a successful software deployment, and in 2003 over 600 customers, partners, and employees attended technical training. In these in-depth, hands-on sessions, attendees learn how to deploy, operate, administer, customize and/or support Entrust software solutions.

Curriculum offerings kept pace with the tremendous throughput of the software development organization in 2003. All major courseware offerings were updated to the latest software versions, and many were restructured to better showcase the integration between Entrust’s major product lines.

In support of Entrust’s global presence, a Training Partner designation has been added to the TrustedPartner program. Supported by a robust Trainer Certification Program, this designation extends Entrust training offerings through partners to geographies where it was impractical to use North American-based trainers. The Trainer Certification Program ensures that the Partner is able to maintain the high value classroom experience offered by Entrust, regardless of location or provider.

While Entrust continues to support the TrustedPartner program through sales and business development training, the addition of technical certifications enables partners to promote their expertise in integrating and developing Entrust solutions. This program leverages the relationship between Entrust and CompTIA’s Security+ designation, backing up this broad security-related certification with Entrust-specific knowledge through a program of formal classes and hands-on examination delivered through the Entrust Training and Professional Services organizations.

CORPORATE STRATEGY

In 2003, Entrust continued to focus on key vertical and geographical markets, product transformation, customer deployments and service improvements. From a financial perspective, Entrust continued to reduce costs, which enabled the Company to reach its year end goal of breakeven.

Entrust’s corporate priority in 2004 is to continue the momentum established in the fourth quarter of 2003 and grow the Company profitably. To facilitate the achievement of this goal, Entrust plans to drive revenue growth by expanding markets for its solutions, executing on vertical and geographical opportunities, general incremental cost reductions, maintaining the Company’s current cash level and remaining focused on customers. Key corporate initiatives include:

•	Geographic markets—Focusing direct resources on North America and Europe and leveraging partners in non-core geographies;

•	Vertical markets—Providing solutions and services coupled with sales and marketing programs targeted at the government, financial services, healthcare and Global 1500 enterprises;

•	Go-to-market partners—Developing strategic relationships with key channels to market, such as system integrators and system consultants, global and regional distributors and original equipment manufacturers or OEMs, and taking advantage of bundling or licensing opportunities with other technology manufacturers;

•	Marketing programs—Raising the Entrust brand awareness and the need for Entrust digital identity and information security solutions;

•	Product transformation and innovation—Continuing to build on Entrust’s leadership position in developing and introducing leading products and solutions for securing digital identities and information; and

•	Service and deployment initiatives—Ensuring industry leadership standards for quality in our customer deployments and our product solutions.

Geographic Markets

Entrust sells its solutions primarily in North America and Europe. These primary areas have demonstrated the most potential for early adoption of the broadest set of Entrust solutions.

Entrust extends to other non-core geographies through strategic partner relationships, which increases the leverage of our direct sales channel worldwide.

In North America, Entrust is targeting a return to revenue growth in its software business by leveraging Entrust’s historical strength in selling to government (Federal, State, Provincial), financial services and healthcare organizations. The sales force is well positioned for success with the addition of new leadership, ongoing training programs, an increase in integrated marketing programs and the launch of various new solutions to the market that are exciting for Entrust and value creating for our customers.

Europe is a region where Entrust’s products and solutions continue to experience strong demand. The region provided customer wins and extensions in the government, financial and telecommunications markets. Entrust believes that the European market will provide growth in 2004, with increased momentum from governments and enterprises leveraging Entrust’s solutions to transform their business processes and to leverage the Internet and networking applications.

Vertical Markets

Entrust’s key vertical markets are government, financial services and healthcare organizations.

In 2004, Entrust intends to leverage its historical strength in selling to government organizations in specific countries. According to a 2003 Accenture study, Entrust is well positioned in the government market with five of the top six leading E-Government countries utilizing Entrust solutions for securing digital identities and information. The five are Canada (first), Singapore (second), the United States (third), Denmark (fourth) and the United Kingdom (sixth). The governments of Canada, Singapore and Denmark have standardized on Entrust’s PKI, and Entrust is particularly well positioned to benefit from increased security spending by US federal and state government departments and agencies. In 2003, Entrust continued to build strength in the US federal market by capturing new sales to key leadership departments and extending deployments and solutions into existing federal government customers, such as the Department of Energy, Department of State, Department of Labor and Department of Treasury.

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

Entrust has also established an excellent customer base in the healthcare industry, which is seeing increasing requirements to properly secure patient and other healthcare information due to the HIPAA. Entrust intends to continue to build its healthcare customer base in 2003, both through extensions of existing customer deployments and sales to new customers.

In 2004, Entrust plans to build on its success in the financial services market. Entrust customers in the financial services industry use a wide variety of the company’s solutions to secure various types of information and transactions. Entrust believes, for example, that its customers operate some of the largest financial services Web portals on the Internet using Entrust GetAccess. Other customers in the financial services industry use Entrust’s solutions for secure e-mail, VPN, desktop encryption and other applications. Many of the central banks around the world use Entrust for securing their critical financial transactions. Our suite of solutions can also provide the security necessary to meet the requirements of the GLB and California SB 1386.

Also becoming increasingly important vertical markets for Entrust are the telecom and telecom services providers, manufacturing, technology and retail as they focus on extending their supply chain with customers, suppliers and partners.

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

Marketing Programs

Over the course of 2003, Entrust launched the following major marketing programs in support of new products and solutions:

•	Entrust ESP (April 2003) – a revolutionary enterprise-wide desktop security platform that provides enhanced security in a Microsoft Windows environment;

•	Entrust Secure Identity Management (April 2003), which provides secure user deployment and management;

•	Entrust Certificate Management Service (October 2003), making it easier and more cost-effective for administrators to manage the lifecycle of their SSL digital certificates through automation. New server-based CPU pricing was an integral element of this program; and

•	Entrust USB Tokens (November 2003), emphasizing the comprehensive, scalable solution to help meet customer needs for stronger authentication to desktops, VPNs, WLANs, and Web portals, as well as providing encryption and digital signature technology.

In May 2003, Entrust also embarked on a global customer roadshow to 9 key cities across North America and Europe. The objective of this roadshow was to educate customers and prospects on the changes Entrust had made to its key business processes and how Entrust’s solutions help customers transform their business by leveraging secure identities and information.

Entrust plans to continue investing in marketing programs in 2004 targeted at increasing the awareness of its solutions and leadership position in securing digital identities and information. The programs will be centered on generating sales opportunities in the primary vertical markets of government, financial services and healthcare, and also in Global 1500 organizations in the geographies of North America, Europe and Asia Pacific.

Product Transformation and Innovation

Entrust is entering 2004 with a dramatically transformed portfolio of solution offerings for customers. In 2003, Entrust released more new products in a 100-day period than in any other 100-day period in the Company’s history. Entrust plans to continue to move aggressively to capitalize on its leadership position and first-mover advantage by delivering new, high-value solutions to customers and prospects, in addition to providing feature upgrade capabilities to many existing products and solutions.

To encourage widespread adoption of its solutions, Entrust plans to continue the Entrust-Ready Program. The program supports third-party software, hardware and directory vendors that want to achieve compatibility and interoperability between their commercially available products and the Entrust product portfolio. Program participants receive testing tools and guidelines to check interoperability, compatibility and to assist them in adding Entrust’s enhanced security to their applications, in order to earn the Entrust-Ready designation. By adding enhanced security functionality to their software, hardware or directory products, and achieving the Entrust-Ready designation, third-party vendors can deliver a more robust product to the market. These products represent key business solutions that can interoperate with Entrust solutions. To date, more than 60 third-party applications have been granted Entrust-Ready status, including Oracle, Adobe, Cisco, Datakey, Sun, Eracom, and ActivCard.

CUSTOMERS

Entrust’s customers are domestic and foreign government agencies and Global 1500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations. As of December 31, 2003, Entrust had licensed software to more than 1,250 customers in over 50 countries. These customers in turn have implemented the software to deliver secured Internet services to millions of business and consumer end users. Key contracts were signed with:

•	Danish Government: Selected a solution based on TDC and Entrust to secure online infrastructure for the Danish government and its citizens;

•	Pacific Northwest National Laboratory: Successfully deploys suite of Entrust software for greater collaboration with other DOE labs, agencies and partners;

•	U.S. Department of Labor: To fulfill electronic service delivery objectives in compliance with Government Paperwork Elimination Act;

•	Office of the e-Envoy (UK): To secure online government collaboration in the UK;

•	U.S. State Department: Expands relationship with company to encrypt and digitally sign sensitive documents, email and Web resources;

•	Clerical Medical Europe: Deploys Entrust GetAccess to secure financial services portal;

•	Northrop Grumman Information Technology: Selects Entrust to secure FBI’s law enforcement and homeland security operations; and

•	Commonwealth of Kentucky: Kentucky Revenue Cabinet utilizes Entrust software to develop solution for securing its financial data and information systems.

RESEARCH AND DEVELOPMENT

Entrust’s research and development efforts are focused on developing new products, expanding core technologies and improving existing Internet security solutions, allowing the corporation to maintain and extend its technology and product leadership position. Entrust spent $22.6 million, $24.2 million and $30.9 million in research and development in 2003, 2002 and 2001, respectively. As of December 31, 2003, Entrust had research and development staff in Santa Clara, California and Ottawa, Canada.

Entrust is committed to aggressively investing in research and development to support market readiness and further competitive advantage. Entrust’s research and development staff has contributed to a number of standards in Internet and data security areas and is active in several prominent standards-setting bodies, including:

•	Liberty Alliance;

•	ANSI (American National Standards Institute);

•	OASIS (Organization for the Advancement of Structured Information Standards);

•	ETSI (The European Telecommunications Standards Institute);

•	ISO (the International Organization for Standardization); and

•	FPKI-TWG (U.S. Government Federal Public Key Infrastructure Technical Working Group).

Entrust believes it is well positioned to respond to changes in relevant industry standards, and continues to participate in the development of these standards as the requirements of businesses, governments and users become increasingly complex.

Some of Entrust’s current and planned product development efforts include continued development of its Entrust Entelligence, Entrust GetAccess, Entrust TruePass and Entrust Authority product portfolios. Entrust products serve emerging markets, including Web Services, Identity Management and Policy Management. These areas are evolving rapidly and require continued product evolution through the incorporation of additional features and the adoption of new standards. In addition, continued work on performance, manageability and reliability of Entrust products is required to exceed the demands of each customer. Entrust also continues to deliver new product capability within each of its product sets to take advantage of new market opportunities in the Internet security market.

SUPPORT

Entrust believes that the highest quality of customer and technical service delivery is crucial to its success, and Entrust service and support programs are key components of its commitment to offer the industry’s broadest set of enhanced internet security services. Entrust is committed to be an industry leader in the area of support as it has become a very key customer attribute in selecting a technology partner. Entrust has invested heavily in this area and the investment has paid off in the form of increased customer satisfaction and increased support and maintenance revenue.

Entrust’s three-tiered, global support program gives customers the flexibility to choose between proven service and support levels that align with business needs. In addition, customers can access an extranet for online self-service technical support. Support offerings include:

•	Tiered software maintenance programs with up to 24 X 7 Customer Service Agent access, including software upgrades as well as maintenance releases;

•	Extranet support with 24 X 7 online access to information, including frequently asked questions, documentation, technical bulletins, newsletters, webinars, service request submissions and updates;

•	Entrust Technical Account Managers—an assigned, hands-on, single point-of-contact;

•	Quarterly Service Reviews—regular performance-to-objectives and satisfaction reviews;

•	Internal Help Desk Training—annual help desk training profiling and training; and

•	End-User Training—for qualified customers, Entrust also provides computer based training.

Entrust’s comprehensive service and support program is a key component of our commitment to offer customers the industry’s broadest set of products and services to secure digital identities and information.

SALES, MARKETING AND BUSINESS DEVELOPMENT

Entrust realigned its direct sales force in 2003 to better align with customers needs. This step included the shift of both sales and services professionals to a regional customer focus. This move better positioned Entrust to meet customers needs in the purchase and subsequent implementation of Entrust’s solutions. This realignment also included an overhaul of how Entrust sells and markets its solutions. Entrust offers its products, solutions and services through a multi-tiered approach, reflecting the characteristics and buying behavior of markets covered.

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

Direct Sales

Entrust has streamlined the way it delivers products, services and solutions by focusing direct sales resources on the needs of customers in key vertical markets: government, financial services, healthcare and

Global 1500 enterprises. Entrust’s direct sales and service contacts with customers enable Entrust to respond rapidly to changing customer needs and enhanced product requirements. Entrust’s direct sales force consists of individuals in North America, Europe, Middle East & Africa and in specific Asian markets.

Indirect Sales

Entrust has long recognized the value of partnerships and how such partnerships are complementary to its direct sales force in taking its solutions to the market. Entrust believes that its partners stand as leaders and specialists of public and private sector offerings for a range of solutions and services. From global services organizations and software innovators to business advisors and value added resellers, each partner provides a valuable differentiator for Entrust and its customers.

The 2003 Entrust TrustedPartner Program builds on a 10-year history of working with partners and further advances its commitment to partners with a program that embodies the highest standards for support and success. This global program is designed to leverage and extend the marketing, sales and services capabilities of partners who recognize that security is a business imperative for their customers. The Entrust TrustedPartner Program provides tools for recommending and deploying Entrust-based solutions into partner/client opportunities while maximizing investment in Entrust resources.

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

To identify and develop strategic relationships with targeted industry providers more effectively, Entrust has a business development organization that pursues select business development activities, including the administration and promotion of the Entrust-Ready Program. These activities permit Entrust to strengthen relationships with existing strategic providers and identify and encourage new providers of software, network, computing and communications products to make their products interoperable with Entrust. Entrust actively looks for opportunities to continue its leadership position whether by partnering, internally developing or acquiring the necessary technologies and services to provide a full suite of solutions to its customers.

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

Partner Classifications

The Entrust TrustedPartner Program offers six partner membership classifications, based on how Partners go to market and how they provide products and services to their customers:

•	Solution Partner: Solution Partners deliver end-to-end solutions that combine Entrust-based security products with professional services meeting a range of customer needs from business analysis and planning, through project management, integration and implementation. Solution Partners include companies such as ACS, IBM, Northrop Grumman and Schlumberger;

•	Value Added Reseller: Value Added Reseller (VAR) Partners are trained and motivated to resell Entrust software. The VAR Partners provide customers with value added services such as pre-sales consulting, installation, integration and training services. These partners may operate in specific verticals or geographies and include companies such as Lockheed Martin, Qunara and Software Spectrum;

•	Service Provider: Service Provider Partners offer standardized services for operating Entrust solutions combining a Service Provider Partners expertise in data center operations and Entrust security solutions. These organizations may offer Trusted Third Party (TTP) services, hosting of Entrust solutions or operation of Entrust software within an Application Service Provider (ASP) offering. Current partners that provide these capabilities include ACERTs, beTRUSTed, e-Scotia.com and Netrust Pte Ltd.;

•	Deployment: Deployment Partners represent a limited group of highly trained and experienced consulting organizations that specialize in Entrust security, providing security services to customers through a subcontractor relationship with Entrust. Current partners that provide these skilled resources include companies such as Net Cyclops Inc. and PKI Integrity Consulting;

•	Technology: Technology Partners use Entrust toolkits and products to address customer’s specific business needs. Technology Partner solutions are integrated, tested and certified to verify that successful working solutions are available to customers. Current partners demonstrating these capabilities include Adobe, ActivCard, Alcatel, Hewlett-Packard, Sun Microsystems and Oracle; and

•	Distributor: A Distributor Partner is an organization with a track record of building and maintaining distributor networks in specific geographies. Through companies such as ACA Pacific Group, this select classification includes organizations that do not sell directly to end customers but rely on their value added reseller network to promote and install Entrust products.

COMPETITION

Entrust currently competes, or may compete in the future, with several organizations in the identity and access management space. These may include access management and authorization software vendors such as Netegrity, Oblix, RSA Security or others. Other large organizations that are developing authentication and/or authorization functionality as stand-alone or embedded functionality within their respective products or services may also be considered competitors to Entrust currently or in the future as they develop complementary technology to existing products and services. These include organizations such as Computer Associates, IBM, Novell, Microsoft and Network Associates.

Entrust believes that the principal competitive factors affecting the market for digital identity and information security solutions include an enhanced level of security and features such as ease of use, quality/reliability of security, scalability, customer service and support and price. Although Entrust believes that its products compete favorably in respect of all these factors, there can be no assurance that Entrust can maintain its competitive position against current or potential competitors.

REGULATORY MATTERS

Entrust’s products are subject to special export requirements administered by the governments of the United States, Canada and other countries. Entrust’s products may also be subject to import restrictions and/or use restrictions imposed by some countries. Consequently, Entrust’s ability to export its products to destinations outside the U.S. and Canada is subject to a variety of administrative requirements, government approvals or licensing requirements. Re-exports of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these regulations, depending on the country of destination, industry sector and/or end user, some of our products may not be sold to certain parties, and some products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada. In addition, extra controls which the United States applies to sales to foreign governmental entities, as noted below, can create additional obligations for Entrust in this market sector.

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

Entrust has 22 products that are classified under the Export Administration Regulation as 5D002 “retail” and 9 that are 5D992 “no license required”.

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

INTELLECTUAL PROPERTY

The Company relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect the Company’s proprietary rights. Pursuant to patent cross-license agreements, the Company also licenses some of its patents to other corporations and, in return, receives rights from those corporations in respect to patents owned or licensable by such corporations. The Company is a licensee under patent cross license agreements with Nortel Networks Limited (Nortel) and Tumbleweed Communications Corp. The license with Nortel was entered into while the Company was still a subsidiary of Nortel and although the license remains effective, the Company does not rely on it.

A very large proportion of the Company’s products incorporate technology that is licensed from third parties and, as such, a significant percentage of the Company’s revenues depend upon the availability of licensed technology. The amount and nature of the third-party technology used varies between products. In general, the Company’s products or other revenue generating activities (i) do not depend to a material extent on any technology that is only available from a single source, (ii) do not depend to a material extent on any technology that would require a significant engineering effort to replace, or (iii) are not of a type that cannot be supplied by multiple vendors. Furthermore, the Company believes that, due to market competitiveness, any change in vendors or in third-party providers of technology will not have a material effect on the pricing or appeal of the affected Company product. The Company also maintains internal processes to monitor the terms and renewal dates for various third-party technologies so that the Company is able to plan in advance for contract renegotiation, extension, or product substitution. Therefore, it is the Company’s belief that, in general, in the case of interruption, non-renewal or expiration of a third-party license, the measures currently in place will allow the Company to promptly provide for replacement technology. However, some of the Company’s products incorporate technology licensed from third parties that cannot be promptly replaced. An example is certain Java-related technologies that are made available, without a royalty obligation, by Sun Microsystems, Inc. (Sun). Notwithstanding, the Company believes that there is no material risk that such technology will become unavailable to the Company. In the case of the Java-related technologies referenced above, the Company believes there is no material risk that Sun is going to significantly change the terms under which those Java-related technologies are made available to the computer industry. Finally, pursuant to the terms of a cross-certification agreement, beTrusted US Inc. (beTrusted) (assigned from Baltimore Technologies, Inc.) cross-certifies the Company’s root key certificate that is used for the Company’s Certificate Services business. If beTrusted were to terminate the cross-certification agreement or revoke the Company’s cross-certificate, the Company believes it could continue to operate its Certificate Services business using the Company’s own root key certificates.

EMPLOYEES

As of December 31, 2003, Entrust had 506 full-time employees globally. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

CORPORATE INFORMATION

Stockholder Information:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, IL 60602

USA

Phone: (312) 588-4993

Fax: (312) 601-4350

Independent Auditors:

Ernst & Young, LLP

2121 San Jacinto Street Suite 1500,

Dallas, TX 75201

USA

For more information

please contact Entrust, Inc.’s Investor Relations Department at:

One Hanover Park

16633 Dallas Parkway, Suite 800

Addison, TX 75001

Phone: (972) 713-5858

E-mail: investor@entrust.com

We maintain a website with the address www.entrust.com . We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Also posted on our Web site are charters for our Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee and a Code of Business Conduct. In addition, we intend to disclose on our website any amendments to, or waivers from our Code of Business Conduct that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Entrust’s U.S. headquarters, including executive offices and administrative facilities, is located in Addison, Texas, where Entrust leases approximately 25,251 square feet of office space of which we occupy 16,140 sq. ft. Entrust also leases approximately 146,100 square feet of office space at its Canadian headquarters in Ottawa, Ontario, Canada. Entrust leases 75,598 sq. ft. of office space in Santa Clara, California, of which we occupy 2,237 sq. ft., which houses primarily research and development, marketing and business development personnel. Entrust also leases approximately 17,700 square feet of office space in McLean, Virginia of which we occupy

14,462 sq. ft., where its sales and services businesses that focus on the United States Federal Government are based. Entrust’s Europe, Middle East and Africa (EMEA) region is headquartered out of Reading, England.

Entrust has sales and services offices in the U.S. in Warrenville, Illinois; Springfield, Illinois; Lexington, Princeton, New Jersey; Bridgewater, New Jersey; Bloomington, Maine; and Cary, North Carolina. Offices in Canada are located in Markham, Ontario. Entrust also leases a sales and service office in Milan, Italy.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2003.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information provided below is as of March 15, 2004, are as follows:

Name	Age	Position
F. William Conner	44	President, Chief Executive Officer and Chairman of the Board
David Wagner	39	Senior Vice President, Chief Financial Officer
Edward J. Pillman	61	Senior Vice President, Global Portfolio and Services
Kevin Simzer	38	Senior Vice President, Chief Marketing Officer
Hans Downer	52	Senior Vice President, Global Professional Services and Canadian Sales
Kevin Sullivan	45	Senior Vice President, U.S. Sales
Butler C. Derrick, Jr.	67	Director
Terrell B. Jones	55	Director
Michael P. Ressner	55	Director
Douglas Schloss	45	Director
Liener Temerlin	75	Director
Edward O. Vetter	83	Director
Anthony E. Hwang	55	Director
Jerry C. Jones	48	Director

F. William Conner, age 44, has served as our President and Chief Executive Officer since April 2001 and as Chairman of the Board since January 2002. He has been on our board of directors since July 1997 and was Chairman of the Board from October 1998 to May 2000. Most recently, Mr. Conner has been a leader in the effort to elevate information security to a corporate governance issue and fashion a public-private partnership to protect America’s critical infrastructure. He launched and co-chaired the Business Software Alliance Information Security Governance Task Force, which released a security management framework in April 2003. He was a driving force behind the EastWest Institute Worldwide Security Forum, which hosted an international dialogue on these issues in November 2003. And he co-chairs the Department of Homeland Security Corporate Governance Task Force, which held its first meeting at the National Cyber Summit in December 2003 and will release its interim report in March 2004. He has been recognized as one of the Federal Computer Week’s Federal 100—the top executives from government, industry and academia who had the greatest impact on the government information systems community in 2003. In 2003, Mr. Conner received the Corporate CEO Award as part of the annual Tech Titans Award program.

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

Edward J. Pillman, age 61, has been our Senior Vice President, Global Portfolio and Services since July 2001. Prior to joining Entrust, he served as President of Nortel Networks’ Enterprise Product Portfolio from September 1999 to May 2001, where he directed the growth and development of Nortel Networks’ voice, data and e-business portfolios for the enterprise market. From June 1996 to September 1999, he was Vice President and General Manager of the Multimedia Enterprises Systems division of Nortel Networks, and from March 1989 to May 1996, he was Vice President and General Manager of the Meridian I Communication Systems division of Nortel Networks. From November 1983 to March 1989, he was Chief Information Officer of Nortel Networks. Prior to these assignments, Mr. Pillman held a variety of sales and executive positions at IBM Canada.

David Wagner, age 39, has been our Senior Vice President and Chief Financial Officer since April 2003. He joined Entrust in 1996 as Controller when he helped guide the company through a private placement and onto becoming a public entity. His broad experience at Entrust includes significant involvement in all of the organization’s public offerings and cross-functional responsibilities both in finance and operations. Prior to his appointment as Chief Financial Officer he served as the company’s Vice President, Controller & Treasurer since 1999. Prior to joining Entrust, he held various finance and accounting positions at Nortel Networks from 1991 through 1995 and at Raytheon Systems from 1982 to 1991.

Kevin Simzer, age 38, has been our Senior Vice President and Chief Marketing Officer since June 2003. He is responsible for all aspects of marketing globally including product management, marketing and business development. With over 17 years of experience in the software development industry, Mr. Simzer has held a variety of executive roles. His career began at Bell Northern Research, Nortel’s Research and Development arm, working in several organizations all focused on the software for large-scale telephone switching systems. Key projects include the world’s first telephone switching system supporting Integrated Services Digital Network and a highly scalable distributed system built using Advanced Intelligent Networking technology.

Hans Downer, age 52, has been our Senior Vice President of Global Professional Services and Canadian Sales since April of 2003. Prior to that Mr. Downer was Vice President of Global Professional Services for six years. In this role, he is responsible for leading the Canadian Sales team, as well as overseeing customer support, installation and deployment activities. Mr. Downer has been with Entrust since December 1997 and has grown the Professional Services team from a small group of services professionals based in Ottawa to the current global team that is focused on worldwide deployment initiatives. Under his leadership, the Customer Support team has grown to be recognized as one of the leaders in the Security Market space. Revenue growth, process improvements, and expense controls have led to the doubling of margin percentages since 1997. In April 2003, Mr. Downer’s responsibilities were expanded to encompass Canadian Sales with a goal of driving significant deployment of the Government of Canada Secure Channel and increasing Canadian license sales in the enterprise and Provincial Government sectors. Prior to joining Entrust, Mr. Downer was Vice President of Sales & Marketing at Interpath, a large regional ISP based in Raleigh, NC.

Kevin Sullivan, age 45, has been our Senior Vice President of U.S. Sales since April of 2003. He has responsibility for the US Enterprise Sales and Systems Engineering, as well as ownership of U.S. Government sales and Worldwide Channel Partners programs. In addition to sales management objectives, Mr. Sullivan participated and contributed significantly in establishing new US sales processes, compensation planning, marketing initiatives and target market focus for the company. Given his role in the development of both strategic and tactical market strategies, he is recognized by management and peers as providing outstanding corporate leadership and accountability impacting all facets of the Entrust organization. With more than 15 years of experience, Mr. Sullivan’s previous roles include numerous management and sales leadership positions with Blue Pumpkin Software Inc., Andersen Consulting, Egghead Software, Computer Associates and Versyss, Inc.

Butler C. Derrick, Jr., age 67, has served on our board of directors since May 1999. Since August 1998, Mr. Derrick has been a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

Anthony E. Hwang, Ph.D., age 55, joined the Entrust Board of Directors in August 2003. He is the Chief Operating Officer of the A&E Group, an Asia-based multi-activity business group. Prior to joining A&E, Dr. Hwang obtained extensive experience in research and development and held various management positions in his 12-year career at Bell Laboratories and at AT&T. Dr. Hwang has been an advisor to Wytec management since 1997 and was elected to Wytec’s Board of Directors in April 2001. Dr. Hwang earned a Doctorate in Theoretical Physics from the University of Texas.

Jerry C. Jones, age 48, joined the Entrust Board of Directors in December 2003. He serves as Acxiom Corporation’s Business Development and Legal Leader. At Acxiom, he is responsible for the Legal Team, leads the strategy and execution of mergers and alliances, and assists in other strategic initiatives. Mr. Jones came to Acxiom in March 1999 from the Rose Law Firm in Little Rock, Arkansas, where for 19 years he specialized in problem solving and business litigation. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor’s degree in public administration from the University of Arkansas.

Terrell B. Jones, age 55, has served on our board of directors since November 1998. He is currently a self-employed management consultant in the field of on-line travel systems. He served as President and Chief Executive Officer of Travelocity.com, a provider of online travel reservation capabilities from the time it became a public company in March 2000 until it was purchased by SABRE Interactive in April 2002. He previously served as President of SABRE Interactive and as Executive Vice President and Chief Information Officer of SABRE Holdings Corporation, an information technology company from July 1996 to March 2000. He was President of SABRE Computer Services (a unit of SABRE Holdings) from 1993 to 1996. Mr. Jones currently serves on the Board of Directors of EarthLink, Inc.

Michael P. Ressner, age 55, has served on our board of directors since May 1999. He has served as Vice President, Nortel Networks since January 2001. Since January 2003, he has been an Adjunct Professor of Applied Financial Management at North Carolina State University. From January 2001 to December 2002,

Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, Mr. Ressner served as Vice President of Finance of Nortel Networks Enterprise Solutions Group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, Mr. Ressner held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves on the Board of Directors of Magellan Health Services, Proxim Corporation, Riverstone Networks and Arsenal Digital Solutions.

Douglas Schloss, age 45, has served on our board of directors since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He has also served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

Liener Temerlin, age 75, has served on our board of directors since January 2002. He will be inducted into the Advertising Hall of Fame in early 2004. Since October 2001, he has served as Chairman Emeritus of, and a consultant to, Temerlin McClain, an advertising agency and wholly owned subsidiary of the Interpublic Group, an international advertising, marketing and communications company. From May 1992 to October 2001, Mr. Temerlin was Chairman of the Board of Temerlin McClain.

Edward O. Vetter, age 83, has served on our board of directors since October 2002. Mr. Vetter has served as President of Edward O. Vetter & Associates, a private management-consulting firm, since 1978 and is a life Trustee for the Massachusetts Institute of Technology. He was Chairman of the Texas Department of Commerce from 1987 to 1991, Energy Advisor to the Governor of Texas from 1979 to 1983, and U.S. Undersecretary of Commerce from 1976 to 1977. Beginning in 1952, Mr. Vetter was employed by Texas Instruments, Inc. in various capacities and was the Executive Vice President and Chief Financial Officer at the time of his retirement in 1975. He currently serves on the Board of Directors of American Achievement Corporation.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol “ENTU” since August 18, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2002
First Quarter	$13.29	$4.67
Second Quarter	5.30	2.40
Third Quarter	4.65	1.98
Fourth Quarter	4.21	2.23

2003
First Quarter	$3.95	$2.31
Second Quarter	3.20	2.25
Third Quarter	5.70	2.75
Fourth Quarter	5.09	3.79

As of March 12, 2004, we had approximately 770 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$28,552	$42,252	$48,027	$93,112	$61,482
Services and maintenance	59,342	60,495	69,938	55,265	23,732

Total revenues	87,894	102,747	117,965	148,377	85,214

Cost of revenues:
License	3,771	3,674	4,515	4,418	2,286
Services and maintenance	31,395	33,680	43,640	32,418	13,016
Amortization of purchased product rights	568	1,136	3,322	2,751	—

Total cost of revenues	35,734	38,490	51,477	39,587	15,302

Gross profit	52,160	64,257	66,488	108,790	69,912

Operating expenses:
Sales and marketing	34,985	44,128	87,439	73,248	40,900
Research and development	22,566	24,151	30,892	27,625	16,605
General and administrative	13,143	14,840	20,509	12,083	7,752
Acquired in-process research and development	—	—	—	29,614	—
Amortization of goodwill and other purchased intangibles	—	—	62,142	59,952	712
Impairment of goodwill, purchased product rights and other purchased intangibles	1,134	—	326,953	—	—
Restructuring charges and adjustments	13,623	(1,079)	65,511	—	—
Write-down of leaseholds and other long-lived assets	—	—	13,519	—	—

Total operating expenses	85,451	82,040	606,965	202,522	65,969

Income (loss) from operations	(33,291)	(17,783)	(540,477)	(93,732)	3,943

Other income (expense):
Interest income	1,680	3,346	8,229	14,303	3,712
Foreign exchange gain (loss)	(431)	(72)	101	(494)	64
Loss from equity investment	(603)	(602)	—	—	(173)
Realized gain (loss) on investments	—	(220)	1,103	—	—
Write-down of long-term strategic investments	(2,780)	(1,238)	(10,800)	—	—

Total other income (expense)	(2,134)	1,214	(1,367)	13,809	3,603

Income (loss) before income taxes	(35,425)	(16,569)	(541,844)	(79,923)	7,546
Provision for income taxes	(441)	(1,350)	(1,828)	(2,337)	(1,800)

Net income (loss)	$(35,866)	$(17,919)	$(543,672)	$(82,260)	$5,746

Net income (loss) per basic share	$(0.56)	$(0.28)	$(8.57)	$(1.44)	$0.13
Net income (loss) per diluted share	$(0.56)	$(0.28)	$(8.57)	$(1.44)	$0.10
Shares used in basic per share computation	63,588	64,946	63,411	57,003	43,847
Shares used in diluted per share computation	63,588	64,946	63,411	57,003	54,803

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$92,289	$118,023	$153,555	$227,687	$89,271
Working capital	47,188	73,367	89,012	224,026	87,918
Long-term marketable investments	12,379	13,423	9,038	60	2,405
Total assets	148,752	189,571	229,045	733,713	130,127
Shareholders’ equity	80,672	117,865	135,452	673,671	102,762

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Background

We are a global provider of software that secures digital identities and information. This software and the associated services enable businesses and governments around the world to securely execute transactions and communicate information over wired and wireless networks, including the Internet. We have a broad set of products that provides identification, entitlements, verification, privacy and security management capabilities. Major government agencies, financial institutions and Global 1500 enterprises in more than 50 countries have purchased our portfolio of award-winning security technologies.

We were incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Corporation and its subsidiary Nortel Networks Inc (collectively, “Nortel Networks”). At the close of business on December 31, 1996, Nortel Networks transferred to us certain of its assets and liabilities, intellectual property, rights, licenses and contracts.

On August 21, 1998, we closed our initial public offering and on February 29, 2000 and March 2, 2000, we closed a follow-on offering of our common stock.

On June 4, 2001, we changed our name to Entrust, Inc.

On June 6, 2003, we received notice of a demand registration from Nortel Networks Inc. pursuant to its Amended and Restated Registration Rights Agreement, dated as of July 29, 1998, with the Company. The demand was for the registration of all the 8.4 million shares of our common stock that Nortel Networks Inc. held at that time. We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand. The Form S-3, as amended, was declared effective by the Securities and Exchange Commission on January 30, 2004. On February 3, 2004, Nortel Networks sold all of the remaining 7.3 million shares of our common stock that it then held.

EXECUTIVE OVERVIEW

We are a global provider of software that helps our customers achieve their goals of securely managing their wide range of identities across different platforms, architectures and devices. Our customer value is achieved when we serve as a trusted advisor to our customer and our products are successfully deployed. Entrust’s goal is to be more than a software vendor to our customers by assuming the important role of partner and trusted advisor for their Identity and Access Management needs.

The Identity and Access Management market, commonly called the I&AM market, is the overall segment of the information technology market place that we participate in. This recently named space includes what was formerly the 3A market (Authentication, Authorization and Administration), as well as identity management, provisioning, access management and directories. All of these areas play a pivotal role in the management of digital identities and information. Entrust differentiates itself in this market as a leader in providing the necessary products and services for securing digital identities and information across a wide range of architectures and devices.

Our products and services provide customers with I&AM solutions, which meet their specific needs for Secure Messaging, Secure Identity Management and Secure Data. Our broad set of capabilities in these three areas gives Entrust a strong portfolio in the I&AM market. Customer’s benefit from their ability to purchase one set of capabilities from Entrust to meet their I&AM needs and have, at the same time, the option to extend their investment in our products and services across the requirements of their business. We believe this is a competitive advantage for us. Our approach of blending best-in-class products and services, whether developed by Entrust or one of its partners, to deliver a comprehensive suite to the market space also goes along well with the trusted advisor role that we have taken with our customers. We have the capabilities to assist our customers across their wide range of needs for I&AM, where many of our competitors can only assist them with respect to a narrow range of needs. We look to continue to grow our market share in the I&AM space.

We sell our products and services in both the enterprise and government market space. In 2003, 46% of our software sales were in our extended government vertical market, which includes healthcare. This was down from 53% in 2002. A combination of increased enterprise sales in 2003 and lower government spending drove the year-over-year change. We are well positioned in both markets, and we see growth opportunities in each area. In the extended government vertical market, we have a strong penetration in the U.S. Federal government market space, the government of Canada, Singapore, Denmark, United Kingdom and across continental Europe. As governments continue to increase spending on e-government initiatives and security projects, we are well positioned to help them in their I&AM needs. In the enterprise market, the need for a deeper integration with partners, suppliers and customers, coupled with the need for security and lower costs, continues to be key drivers for our customers to purchase our offerings. Budgets, timing, and allocation of budget dollars continue to keep us guarded on our growth expectations in the coming year; however, we feel the spending environment is better than it has been in the last two years.

We rely significantly on large deals in each quarter. Our software revenue from our top five customers in a given quarter is on average approximately 18%. In the past we have had quarters where this was a much lower percentage, which has sometimes dramatically reduced both our total revenue and our earnings and earnings per share. Also impacting software revenue has been the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. All of these factors can come into play in impacting our revenue on a quarterly basis.

In order to support our market opportunities, we have a marketing organization focused on creating brand awareness and new business opportunities for the Company. Key branding initiatives include Web advertising, search engine optimization for key word searches, public relations initiatives and sponsorships of key security and government events and forums. One of these key initiatives that has carried over from 2003 to 2004 is our focus on positioning ourselves as a thought leader in information security governance (ISG). In 2003 we co-chaired a task force for the Business Software Alliance to focus on this issue. The task force launched an in-depth framework for enterprise ISG. Also in 2003, we were selected to co-chair the Department of Homeland Securities Task Force on Cybersecurity. This task force is also looking at the ISG issue, but from a homeland security standpoint. We are hopeful that our work on ISG will position us to be a key component of the quality process that companies adopt to secure their most critical digital resources.

Assisting us in our growth strategy in this market will be our ability to serve as the trusted advisor to our clients. In this capacity we will continue to expand our offerings by building new products and solutions, partnering with technology providers and bringing it all together for the customer with our services offerings.

Our services group gives us the capabilities to help our customers deploy a total solution that meets their demands for securing digital identities and information. In Q4, 2003, our services organization achieved their highest quarterly revenue in over two years as they helped support customers in the architecture and deployment of our products and services. Our services group also provides support and maintenance to our customers, which is purchased on an annual basis. We have invested heavily in this area and, with our support and maintenance revenues at a record level in Q4, 2003, we feel the investment is paying off. We remain positive on our outlook for services in 2004. However, budgets, adoption of our software and our leveraging of our services partners are all factors that could impact our ability to create services revenue.

We earn revenue by providing both software and services to our customers. We earn software revenue mainly on a per user basis under a perpetual licensing agreement. We earn services revenue by providing support and maintenance to our customers along with professional services for the planning, architecture and deployment of our products and services. In 2003, 32% of our revenue was from software sales and 68% was from services. Over the last three years, we have become a more services-led company as we have been focused on helping our customers deploy our products. In 2004, we will continue to focus on providing services to our customers, but we will also look to increase the percentage of software sales in relation to services, primarily through the introduction of new software products.

Over the past three years, we have focused on keeping our cost structure in line with our current revenue opportunity. In the second quarter of 2003, we restructured the Company and established a goal of reaching breakeven by the end of 2003. In the fourth quarter of 2003 we met this goal and produced a $60 thousand net profit. This achievement was an important step in our strategy of returning the Company to a growth and leadership position in the I&AM market space.

We have a history of providing valued security solutions to our customers. In 2003, we released a number of new products that are beginning to be deployed in the market. Evidence of new product deployment came in the fourth quarter, as all of our top five deals in the quarter contained at least one component of our newly released product offerings. Our strong global customer base, our record support and maintenance revenue, increasing professional services revenue, and the deployment of our new and classic products and services are our strengths.

Our management uses the following metrics to measure performance:

•	Number of license revenue transactions;

•	Average license revenue transaction size;

•	Top-five license revenue transactions as a percentage of total revenues;

•	License and services revenues as a percentage of total revenues and services and maintenance; and

•	Gross profit as a percentage of services and maintenance revenues.

BUSINESS OVERVIEW

During 2003, we continued our strategy of focusing on core vertical and geographic markets. We also announced a restructuring plan in May 2003 that resulted in us recording $13.6 million of charges in the second and third quarters of 2003 in connection with this restructuring plan. The restructuring charges recorded in 2003 consisted of employee-related severance costs of approximately $4.8 million, charges of $6.7 million due to adjustments of projected sublet recoveries from future lease obligations for previously abandoned facilities in Santa Clara, California and charges of $4.1 million related to lease obligations and accelerated amortization on leaseholds and equipment for facilities with excess capacity that we ceased using in 2003. Offsetting these charges was the reversal of an accrual of $2.1 million resulting from the negotiated settlement and general release agreement with Zix Corporation, in connection with the remaining contractual obligation under our marketing and distribution agreement with Zix Corporation that had been accrued for as part of our June 2001 restructuring.

In addition, impairments were recorded for a strategic investment made three years ago in Brazil of $2.8 million and for purchased product rights of $1.1 million. The purchased product rights impairment was the result of a re-assessment of the cash flows from the related developed technology as a result of the restructuring plan.

Software license revenues decreased 32% from 2002 driven by our lower software transactions closure rate and lower average purchase value in 2003. Services and maintenance revenues declined 2% in 2003, due to lower professional services revenues, and despite the fact that deployment initiatives through our professional services organization increased and we experienced record customer support revenues. Secure Web Portal and Secure Identity Management solutions represented 38% of 2003 software revenues. Our Web Services showed customer momentum achieving its first quarter of over a half million dollars in revenue in 2003. Revenues from digital certificate-based Secure Desktop Applications accounted for 41% of software revenues during 2003. Our new Secure Messaging solution, Secure File Transfer and Secure E-forms were the applications driving acceptance of our PKI-based solutions in the later part of 2003. Entrust Certificate Services continued to gain in the SSL Web Server certificate market with four consecutive quarters of revenue growth in 2003.

Other highlights from 2003 included:

•	We had success and key customer wins in our core vertical markets. Revenue from our extended government vertical accounted for 45% of total software revenue in 2003 and revenue from our financial vertical accounted for 23% of software revenue as we experienced continued interest from customers focused on securing digital identities and information.

•	Our 2003 support and maintenance revenues were the highest in our history. In 2003, we achieved four consecutive quarters of record support revenues. In addition, our CygnaCom professional services unit, which is focused on providing services to the U.S. Federal Government, had their best annual revenues in 2003.

•	The number of new customer transactions increased 27% in 2003 compared to 2002.

•	We realigned our resources to better serve the current market opportunity and position ourselves for a return to profitability, which resulted in us achieving a net income of $60 thousand in the fourth quarter of 2003.

Our key technology-related accomplishments during 2003 included the following:

•	We launched our Entrust Secure Transaction Platform, which enables organizations to securely integrate automated business processes while leveraging the return on investment and efficiencies inherent in using Web services to leverage their businesses and processes.

•	We delivered the newest extension to our Secure Messaging Solution, which provides server-based, end-to-end secure messaging capabilities enabling users to securely communicate within the organization as well as to external businesses, government agencies and customers.

•	We released Entrust GetAccess Proxy Server 7.0 to add further enhancements to Entrust’s Secure Web Portal Solution. The Entrust GetAccess Proxy Server extends the functionality and capabilities of Entrust GetAccess to any http-based Web Server. As a front-end to protect Web Servers, the Entrust GetAccess Proxy Server provides a centralized point of administration for user access and enables Web servers to reside behind a firewall. This unique solution helps organizations reduce costs, improve security and enhance the user experience of a Secure Web Portal.

•	We also launched the Entrust Entelligence™ Security Provider solution, a new thin-client security platform that enables governments and enterprises to rapidly download and deploy security for their desktop applications such as e-mail, remote access and electronic forms.

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

•	Entrust and Waveset announced, in April 2003, a strategic alliance designed to leverage each company’s technology and expertise to provide a suite of tightly integrated, comprehensive identity management solutions. The alliance enabled us to develop and launch the Entrust Secure Identity Management Solution, a comprehensive and cost-effective offering that allows governments and businesses to securely and easily deploy and manage identities for a broad range of enterprise and Web applications. The commercial release of the Secure Identity Management solution was delivered within 90 days of the announcement of the alliance. Additionally, Waveset has agreed to incorporate our strong security capabilities into a version of its Waveset Lighthouse™ solution to secure management of enterprise identities. The two companies also intend to jointly develop and market new products and solutions, while collaborating on standards development within their joint areas of expertise.

•	We unveiled our latest Web access control solution, Entrust GetAccess™ 7.0, which includes a new server-based pricing model. The new Entrust solution allows enterprises and governments to extend their business activities on-line while benefiting from the built-in cost efficiencies associated with a server-based pricing model. In consultation with our customers, our new approach is tied to the frequency of transactions performed—a more accurate reflection of the value of portal applications to any organization.

•	The Business Software Alliance (BSA) Information Security Governance Task Force announced a management framework that the private sector can implement to address the growing need for cyber security and existing regulatory requirements. The Task Force, Co-Chaired by our Chairman, President and CEO Bill Conner and Internet Security Systems, Inc. President and CEO Thomas Noonan, was created to elevate information security governance issues to senior management level within companies and organizations. The framework was presented in a white paper released during the BSA’s annual CEO Forum held in Washington, DC earlier this month, which included meetings with Administration and Congressional leaders.

•	We unveiled our Entrust Certificate Management Service, enabling automated SSL Certificate Management. This new service helps extended enterprises and governments relieve the cost and complexity of managing the lifecycle of SSL certificates. The capability will be bundled with our current SSL Certificate offering, which already provides customers with low cost, easy to deploy SSL security.

•	We signed an OEM partnership agreement with Cyclone Commerce, in which Cyclone will use our technology to help buyers place and manage Controlled Substance Order System orders electronically, using strong, FIPS 140-2 validated security that surpasses Drug Enforcement Agency requirements.

•	We continued to take a leadership position in Information Security Governance by Co-chairing the Corporate Governance Task Force. This task force is a public-private initiative jointly sponsored by the U.S. Department of Homeland Security and members of the high-tech industry. At the December 2003 National Cyber Security Summit in California the task force adopted an Information Security Governance framework for use in private industry. The task force will be addressing and recommending how enterprises should go forward with the Information Security Governance framework in March 2004.

CRITICAL ACCOUNTING POLICIES

We conduct business in one operating segment. We develop, market and sell software solutions that secures digital identities and information. We also perform professional services to install, support and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through a global functional organization.

In 2003, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, impairment of long-term strategic and equity investments and purchased product rights, the provision for income taxes, stock-based compensation and accrued compensation expenses. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, impairment of long-term strategic investments, provision for income taxes, stock-based compensation and accrued compensation expenses are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable at the onset, we recognize revenue when the fee becomes fixed and determinable. We assess if collection is probable based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not probable, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash.

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

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement using the residual value method, based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of maintenance and support contracts. Fair value of future services, training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 45% of gross accounts receivable at December 31, 2003, compared to 43% of gross accounts receivable at December 31, 2002. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of December 31, 2003, accounts receivable totaled $18.8 million, net of an allowance for doubtful accounts of $4.0 million.

Restructuring Charges and Adjustments

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

As a result of the restructuring plan and the impact of macroeconomic conditions on us and our global base of customers, we recorded restructuring charges of $65.5 million in the second quarter of 2001, with a subsequent reduction of $1.1 million in the first half of 2002. In the second quarter of 2003, we made a further adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan by $6.7 million to reflect a change in our projected sublet lease recoveries for our Santa Clara, California facility. We concluded that this was required as a result of our realization that the market for leased facilities in that region will not recover in the timeframe that we had estimated, as evidenced by significantly lower projected sublease rates for our facility as supplied to us by our external real estate advisors. We also recorded a $2.1 million reduction to our June 2001 restructuring accrual in the third quarter of 2003, as a result of the July 2003 settlement of an existing contractual obligation under a marketing and distribution agreement, at a value significantly less than the full accrued obligation.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for restructured facilities, of $32.3 million at December 31, 2003, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at December 31, 2003, we estimated a total of $24.2 million of sublease recoveries in our restructuring accrual. Of this amount, $24.0 million is related to the Santa Clara facility. In addition, $9.6 million of the $24.2 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on June 4, 2001 was completed by June 2002. No further charges are anticipated. However, actual results could vary from the currently recorded estimates.

May 2003 Restructuring Plan

On May 27, 2003, we announced a restructuring plan aimed at lowering costs and better aligning our resources to customer needs. The plan allows us to have tighter integration between the groups in our organization that interact with customers, which better positions us to take advantage of the market opportunities for our new products. The restructuring plan included the elimination of employee positions to lower operating costs, closing of under-utilized office space, and re-assessing the value of related excess long-lived assets.

The workforce portion of the restructuring plan included severance and related costs of $4.8 million for 151 positions from all functional areas of the company and had been completed by December 31, 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009 (primarily from excess space in the Company’s Santa Clara, California and Addison, Texas facilities) and accelerated amortization on related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, the Company recorded $4.1 million of charges during 2003 related to these facilities, including $1.3 million for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess space in the Company’s facilities. The total amount of the workforce and facilities charges was $8.9 million. Of this amount, $4.6 million had been incurred by June 30, 2003 and charged to the restructuring charges line in the consolidated statement of operations for the second quarter of 2003, while the remaining $4.3 million was recorded in the third quarter of 2003.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $3.1 million at December 31, 2003, could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at December 31, 2003, includes a total of $0.9 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

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

In the second quarter of 2003, due to a decline in market conditions and a restructuring of the investee by its management, we concluded that our investment in Modulo Security Solutions had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of 2003 in the amount of $2.8 million. To date, we have recorded a total of $14.8 million of impairments with respect to our long-term strategic investments. We have no other strategic investments recorded as of December 31, 2003.

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

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $602 thousand in our consolidated losses for 2002 and $603 thousand for 2003. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 37% of its voting stock.

During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, during 2003, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $0.7 million equity investment in Entrust Japan at December 31, 2003 may be expensed through our operating results in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of December 31, 2003, we believe that there has not been an impairment of our investment in Entrust Japan.

Impairment of Purchased Product Rights

Purchased product rights are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required.

As a result of actions undertaken pursuant to the restructuring plan in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights was negative. Therefore, in accordance with SFAS No. 144, we recorded an impairment charge in the second quarter of 2003 relating to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $129.2 million as of December 31, 2003, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $103.2 million and $26.0 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these NOL’s and tax credit carry-forwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At December 31, 2003, a large percentage (approximately 62%) of our outstanding employee stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants to employees under these plans, when the exercise price for options granted under these plans is equal to the market value of the underlying Common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options in these periods. Compensation expense was recognized for our stock-based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to increase our net loss in 2003, 2002 and 2001 to $48.7 million, $42.4 million and $592.8 million, respectively, and consequently, increase our net loss per share to $0.77, $0.65 and $9.35 for 2003, 2002 and 2001, respectively. However, Entrust believes, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 12 of our consolidated financial statements, included in this report.

Accrued Compensation Expenses

During the third quarter of 2003, the Compensation committee of the Board of Directors approved an incentive compensation plan. Under the terms of the plan, essentially all of our non-sales employees will qualify for incentive compensation if certain business performance targets are attained by the fourth quarter of 2003 and the first quarter of 2004. Such targets were met in the fourth quarter of 2003. We accrued approximately $1.5 million under terms of the plan during 2003. If the business objectives are not achieved under the plan in the first quarter of 2004, it is possible that the amounts accrued will be reversed in future periods.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	32.5%	41.1%	40.7%
Services and maintenance	67.5	58.9	59.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	4.3	3.6	3.8
Services and maintenance	35.7	32.8	37.0
Amortization of purchased product rights	0.7	1.1	2.8

Total cost of revenues	40.7	37.5	43.6

Gross profit	59.3	62.5	56.4

Operating expenses:
Sales and marketing	39.8	42.9	74.1
Research and development	25.7	23.5	26.2
General and administrative	14.9	14.4	17.4
Amortization of goodwill and other purchased intangibles	—	—	52.7
Impairment of goodwill, purchased product rights and other purchased intangibles	1.3	—	277.2
Restructuring charges and adjustments	15.5	(1.0)	55.5
Write-down of leaseholds and other long-lived assets	—	—	11.5

Total operating expenses	97.2	79.8	514.6

Loss from operations	(37.9)	(17.3)	(458.2)

Other income (expense):
Interest income	1.9	3.3	7.0
Foreign exchange gain (loss)	(0.5)	(0.1)	0.1
Loss from equity investment	(0.7)	(0.6)	—
Realized gain (loss) on investments	—	(0.2)	0.9
Write-down of long-term strategic investments	(3.1)	(1.2)	(9.1)

Total other income (expense)	(2.4)	1.2	(1.1)

Loss before income taxes	(40.3)	(16.1)	(459.3)
Provision for income taxes	(0.5)	(1.3)	(1.6)

Net loss	(40.8)%	(17.4)%	(460.9)%

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement using the residual value method, based on vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of maintenance and support contracts. Fair value of future services, training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would allocate the corresponding revenues among the various components, as described above.

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

Total Revenues.    Total revenues in 2003 were $87.9 million, which represented a decrease of 14% from the $102.7 million of total revenues in 2002, which in turn, represented a 13% decrease from the $118.0 million of total revenues in 2001. Total revenues derived from North America of $58.7 million in 2003 represented a decrease of 18% from the $71.3 million in 2002, which in turn, represented a 10% decrease from the $79.1 million in 2001. Total revenues derived from outside of North America of $29.2 million in 2003 represented a decrease of 7% from the $31.4 million in 2002, which in turn, represented a 19% decrease from the $38.9 million in 2001. The overall decline in total revenues from 2002 to 2003 was driven by a reduced closure rate for software deals, particularly in the United States. In 2003, the effect was felt most strongly in North America, due to the continued soft economic climate, which resulted in a decrease in extended government revenues in the United States from $23.3 million in 2002, to $17.2 million in 2003, or a 24% decrease. The decline was also felt in Canada, where 2002 included $4.4 million of revenues from software deliveries accounted for on a subscription basis relating to the Government of Canada Secure Channel project, the revenues from which were not fully replaced in 2003. The majority of the overall decline in total revenues in 2002 from 2001 was experienced in Canada, Europe, Asia and other international locales, which was mainly due to the continued softening of the economic climate internationally and to our restructuring plan from the second quarter of 2001, which resulted in fewer sales resources being applied in all regions, particularly in Asia Pacific and Latin America. In addition, we generated $13.6 million of revenues from the Government of Canada Secure Channel project in 2001, from software deliveries, accounted for on a subscription basis, and the first phase of the professional services work related to this project, compared to the $4.4 million in 2002. The level of non-North American revenues has fluctuated from period to period, and this trend is expected to continue for the foreseeable future. The decline in the level of North American revenues, in 2003, 2002 and 2001, reflected the prolonged economic downturn experienced in this region and throughout the industry, with customers buying for their immediate needs, as opposed to buying total project or enterprise wide, in the tough economic market. However, the lower percentage year-over-year decrease in revenues derived from North America, from 2001 to 2002, when compared to the same percentage change from 2002 to 2003, is due to increased activity in 2002 in the extended government vertical in the United States, resulting from a higher customer demand for our digital certificate solutions in that market sector. Extended government revenues, which include healthcare, generated in the United States increased from $18.0 million in 2001 to $23.3 million in 2002, or 29%. In 2003 and 2002, no individual customer accounted for 10% or more of revenues. In 2001, a single customer accounted for 11% of revenues, while no other customers accounted for 10% or more of revenues. The United States and Canadian governments represented 26%, 25% and 26% of total revenues in 2003, 2002 and 2001, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 15%, 15% and 11% of total revenues in 2003, 2002 and 2001, respectively.

License Revenues.    License revenues of $28.6 million in 2003 represented a decrease of 32% from the $42.3 million in 2002, which in turn, represented a decrease of 12% from the $48.0 million in 2001. These revenues represented 32%, 41% and 41% of total revenues in 2003, 2002 and 2001, respectively. The decrease in license revenues in absolute dollars in 2003 primarily reflected the changed buying patterns that we experienced during the twelve-month period, with customers delaying purchases as a result of the soft economic climate internationally and concerns over the war in Iraq. In addition, new project purchases remained subject to governmental budgetary constraints, particularly in the United States. In addition, the global downturn has had a significant impact on information technology projects from 2001 through 2003 and the commitments that customers have made to expenditures in this area, with customers buying for their immediate needs, as opposed to buying total project or enterprise wide. Highlighting this trend, we had 268 license revenue transactions (a license revenue transaction is defined as a license sale in excess of $10 thousand) in 2003, down from 321 in 2002, or a 17% decrease, which in turn was down from 443 license revenue transactions in 2001, or a decrease of 28%. The impact on revenue from 2001 to 2002 was partially offset by the fact that the average license revenue transaction size increased from $97 thousand in 2001 to $128 thousand in 2002, or an increase of 32%. However, the average license revenue transaction size decreased to $102 thousand in 2003, or a decrease of 20% from 2002. In general, the top-five average quarterly license revenue transactions as a percentage of total revenues declined from 21% and 22% in 2001 and 2002, respectively to 18% in 2003. This decline reflects a lower volume of software license transactions representing greater than $1.0 million in license revenue in 2003 compared to 2002 and 2001. In addition, 2003 experienced a significant decrease in license revenues in Canada, compared to 2002 and 2001, which included $4.4 million and $12.6 million, respectively, of revenues from software deliveries accounted for on a subscription basis relating to the Government of Canada Secure Channel project. These revenues have not been fully replaced. License revenues as a percentage of total revenues decreased in 2003 compared to 2002 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software, reflecting the shift from new project software spending to service driven deployment and maintenance. License revenues as a percentage of total revenues remained flat from 2001 to 2002, due to decreased services and maintenance revenues in the first half of 2002, largely as a result of the timing delay in contracting additional services revenues from the Government of Canada Secure Channel project, coupled with continued demand for the Entrust Secure Web Portal Solutions and Enterprise Desktop suite, offset by decreased license revenues caused by the greatly reduced Government of Canada Secure Channel software revenues in 2002.

Services and Maintenance Revenues.    Services and maintenance revenues of $59.3 million in 2003 represented a decrease of 2% from the $60.5 million in 2002, which in turn, represented a decrease of 13% from the $69.9 million in 2001. These revenues represented 68%, 59% and 59% of total revenues in 2003, 2002 and 2001, respectively. The decrease in services and maintenance revenues from 2002 to 2003 was due primarily to continued pressure on information technology services spending. However, support revenues, which is a component of services and maintenance revenues, and related support contract renewals in 2003 continued to be at the highest levels in our history, representing a $4.1 million increase over 2002. This helped to offset the effect of the decline in spending of $5.1 million by customers on professional services in 2003, as compared to 2002. We believe this support revenue performance reflects the value of our products provided to our customers globally, the increasing customer deployment of our solutions, and the level of service quality that our support and maintenance team delivers. The decrease in services and maintenance revenues from 2001 to 2002 was due to slowed demand for consulting services, resulting from the diminished growth of the license revenue base of customers experienced during 2001 and 2002 and the timing of corresponding support contract renewals on this license revenue base. Consulting services revenues declined from $36.3 million in 2001 to $26.7 million in 2002 and $21.5 million in 2003. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in 2002 and 2003 in conjunction with partners, as our solutions are now easier to deploy and consequently, the demand for our consulting services relating to customer deployment and integration requirements has declined accordingly in these years. This was particularly true in Europe, where several large system integration contracts in Europe underpinned the 2001 services revenues in the first half of that year. However, these revenues were not replaced in 2002 and 2003. The increase in services and maintenance revenues as a percentage of total revenues in 2003 compared to 2002 reflected the shift in the mix of revenues from license to services and maintenance revenues discussed in the previous section. This shift was largely due to the strength of demand for our services and maintenance business relative to the demand for software, with license revenues declining 32% year-over-year while services and maintenance revenues declined only 2%. Services and maintenance revenues as a percentage of total revenues for 2002 compared to 2001 remained flat, mainly due to the continued improvements achieved in the utilization of our global professional services organization, offset with a shift in the mix of revenues from services and maintenance to license revenues during the first half of 2002. This shift was largely due to an increase in demand for our enhanced security solutions, particularly the Entrust Secure Web Portal Solutions, combined with the decrease in services and maintenance business in 2002 as a result of the timing of customer demand.

Total Expenses

Total expenses consist of costs of revenues and operating expenses associated with sales and marketing, research and development, general and administrative, impairment of purchased products rights and restructuring charges. Total expenses of $121.2 million in 2003 represented an increase of 1% from $120.5 million in 2002. As a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $4.9 million in 2003, when compared to 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. In addition, we incurred $14.8 million of restructuring and impairment charges in 2003, which represented an increase of $15.9 million from the reduction of restructuring charges of $1.1 million recorded in 2002. However, tighter spending discipline and the restructuring announced in May 2003 resulted in a decrease in operating expenses of $19.1 million. As of December 31, 2003, we had 506 full-time employees globally, compared to 705 full-time employees at December 31, 2002. No employees are covered by any collective bargaining agreements.

Cost of Revenues

Cost of License Revenues.    Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was

$3.8 million in 2003, $3.7 million in 2002 and $4.5 million in 2001, representing 4% of total revenues for each of the respective years. While the cost of license revenues as a percentage of total revenues remained consistent from 2002 to 2003, the minimal change in cost of license revenues in absolute dollars was the net result of lower software license revenues in 2003, compared to 2002, offset by an increase in cost of license revenues in absolute dollars in 2003 from incremental third-party royalties. The $1.4 million increase in third-party royalties was primarily due to the first sales of our new secure identity management solution in the second half of 2003, which incorporates third party technology. This more than offset the $1.3 million decrease in third party royalties associated with the lower level of license revenues in 2003. The decrease in cost of license revenues in absolute dollars from 2001 to 2002 was primarily a result of lower license revenues in 2002 which lowered the corresponding royalty expenses by $0.2 million compared to the prior year and savings of $0.6 million realized as a result of renegotiated royalty agreements with some third-party software vendors. The cost of license revenues as a percentage of total revenues remained consistent when comparing 2002 to 2001 due to the overall lower total revenues in 2002. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues.    Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $31.4 million in 2003, $33.7 million in 2002 and $43.6 million in 2001, representing 36%, 33% and 37% of total revenues for the respective years. The decrease in the cost of services and maintenance revenues in absolute dollars from 2002 to 2003 primarily reflected the decreased costs resulting from our May 2003 restructuring, which was intended to reduce our cost structure to reflect the lower levels of services and maintenance revenues experienced during 2003. These costs decreased $1.0 million in 2003 when compared to 2002 as a result of the lower level of services revenues, in addition to the savings of $2.8 million in 2003 resulting from actions taken in our restructuring. These decreases were offset by increased investment in our support and maintenance team of $1.5 million in 2003. The decrease in the cost of services and maintenance revenues in absolute dollars and as a percentage of total revenues in 2002 primarily reflected decreased costs of $7.5 million associated with lower levels of services and maintenance revenues experienced during 2002 and the elimination of certain unprofitable services business lines as part of our restructuring in June 2001, which resulted in savings of $2.5 million in 2002. The increase in the cost of services and maintenance revenues as a percentage of total revenues in 2003 reflected the lower than expected software revenue performance in 2003, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues during the year when compared to 2002, whereby services and maintenance revenues as a percentage of total revenues increased from 59% in 2002 to 68% in 2003. As the services and maintenance revenues represented the larger proportion of total revenues and declined less than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 47% in 2003, 44% in 2002 and 38% in 2001. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues in 2003, compared to 2002, was primarily due to improved support revenues and support contract renewals, which continue to be at the highest levels in our history, and resulted in higher margin attainment by the support and maintenance team. These increases in support and maintenance revenues accounted for a five-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues in 2003 when compared to 2002. However, professional services margins declined, which resulted in an offsetting two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues in 2003, compared to 2002. The increase in the services and maintenance gross profit as a percentage of services and maintenance revenues from 2001 to 2002 reflected the lower costs associated with professional services and operating efficiencies achieved in the form of higher productivity and utilization of available services resources compared to the previous year, combined with a shift in the services revenues mix from lower margin professional services revenues to higher margin support and maintenance revenues. Each of these factors resulted in a one-percentage point improvement in our gross profit as a percentage of services and maintenance revenues. We also eliminated certain unprofitable services business lines as part of our restructuring plan in June 2001, which resulted in a four-percentage point improvement in our gross profit as a percentage of services and maintenance revenues. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $35.0 million in 2003 from $44.1 million in 2002 and $87.4 million in 2001, representing 40%, 43% and 74% of total revenues in the respective years. The decrease in absolute dollars from 2002 to 2003 was due mainly to continued management discipline with respect to spending, which resulted in savings of $3.5 million in 2003, in addition to expense reductions as a result of our May 2003 restructuring plan of $3.6 million. We also experienced lower expenses related to sales commissions of $3.0 million due to the lower revenue achievement in 2003 compared to 2002. This was partially offset by a $1.0 million bad debt charge recorded in the second quarter of 2003. The decrease in absolute dollars in 2002 from 2001 was primarily the result of the cost reduction strategies implemented through our June 2001 restructuring plan, as well as the non-recurring nature of the $12.6 million of charges incurred in connection with implementation of our restructuring plan in 2001. Since the June 2001 restructuring, our sales and marketing expenses have better matched our revenue generation. However, until that time in 2001, we had continued to make significant investments in sales and marketing to support the launch of new products, markets, services and marketing programs. The decrease in sales and marketing expenses as a percentage of total revenues for 2003, compared to 2002, was the net effect of the savings realized through our May 2003 restructuring and through reduced spending, which decreased sales and marketing expenses as a percentage of total revenues by nine-percentage points, offset by a six-percentage point increase as a result of lower revenue achievement during 2003 compared to 2002. The decrease in sales and marketing expenses as a percentage of total revenues in 2002, compared to 2001, reflected the cost savings from the June 2001 restructuring plan, and the lower-than-expected revenue achievement in the first half of 2001 compared to 2002. In addition, we had continued to implement significant efficiencies into our sales processes and continue greater discipline in expense management as we streamlined the sales and marketing organizations. The cost savings from the restructuring accounted for approximately 21-percentage points of the decrease in sales and marketing expenses as a percentage of total revenues, while the lower revenue achievement in 2002 resulted in a five-percentage point increase. The efficiencies and discipline implemented in our sales processes accounted for a four-percentage point decrease in sales and marketing expenses as a percentage of total revenues. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and will work with and support the Business Software Alliance Information Security Governance Task Force toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During 2003, the allowance for doubtful accounts increased by $1.0 million to $4.0 million, with the increase being recorded as a bad debt expense in the second quarter of 2003. The increase related to one particular customer receivable balance, and is not indicative of an overall decline in the quality of our accounts receivable. Generally, we experienced effective cash collections throughout 2003. During 2002, the allowance for doubtful accounts decreased by $0.9 million as a result of better cash collections during the period and, consequently, an additional bad debt expense was not required in 2002. Due to the changes in the economic environment and the impact of the June 2001 restructuring program, particularly the curtailment of certain products and presence in certain geographies, we recorded bad debt write-offs and additional provisions to the allowance for doubtful accounts totaling $7.7 million in 2001.

Operating Expenses—Research and Development

Research and development expenses decreased to $22.6 million in 2003 from $24.2 million in 2002 and $30.9 million in 2001, representing 26%, 24% and 26% of total revenues in the respective years. Research and development expenses in absolute dollars for 2003 declined only slightly from 2002. This was the net result of increased costs of $1.8 million in 2003 from costs associated with foreign exchange rate fluctuations between Canada, where the majority of these costs are incurred, and the United States, offset by the effects of the implementation of our May 2003 restructuring, which resulted in $4.1 million of savings in 2003. In addition, we incurred increased compensation costs of $0.7 million in the second half of 2003, compared to the same period of 2002, related to the existing research and development staff. The decrease in research and development expenses in absolute dollars in from 2001 to 2002 was due mainly to the cost reduction strategies implemented through our June 2001 restructuring plan. In addition, employees were hired during the first half of 2001, primarily in connection with the continuing expansion and enhancement of our product offerings and our commitment to quality assurance and testing, and globalization of these product offerings. Research and development expenses as a percentage of total revenues for 2003 increased compared to 2002, mainly due to the lower-than-expected license revenues during the year, while these costs were largely fixed at spending levels based upon higher budgeted revenues, which represented a four-percentage point increase. This was offset by a two-percentage point decrease in research and development expenses as a percentage of total revenues from reduced spending as a result of the May 2003 restructuring. Research and development expenses as a percentage of total revenues for 2002 decreased compared to 2001 due mainly to the lower research and development spending resulting from a reprioritization of resources to our principal products, coupled with continued management discipline in operating expenses in 2002. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $13.1 million in 2003 from $14.8 million in 2002 and decreased from $20.5 million in 2001, representing 15%, 14% and 17% of total revenues in the respective years. General and administrative expenses in absolute dollars decreased from 2002 to 2003, due mainly to continued management discipline in these areas, which meant savings of $0.3 million, and the implementation of our restructuring plan in the second quarter of 2003, which resulted in reduced spending of $1.4 million in 2003, compared to 2002. General and administrative expenses in absolute dollars decreased from 2001 to 2002, primarily as a result of the $5.6 million of special non-recurring charges recorded as part of our June 2001 restructuring program. General and administrative expenses as a percentage of total revenues have remained relatively flat from 2002 to 2003, despite the reduction of spending in this area, due to the lower revenue achievement during 2003, and the fact that these expenses include a high degree of fixed costs. General and administrative expenses as a percentage of total revenues decreased in 2002, compared to 2001, due primarily to the $5.6 million of non-recurring charges incurred in 2001 related to our June 2001 restructuring program, which represented a five-percentage point decrease, while lower revenue attainment in 2002 accounted for a two-percentage point increase. We continue to look for ways to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Goodwill, Purchased Product Rights and Other Purchased Intangibles and Impairment of Purchased Product Rights

Amortization of purchased product rights of $568 thousand was recorded in 2003. No amortization expense was recorded with respect to the purchase product rights after the second quarter of 2003, as this asset had been fully amortized or impaired by the end of that quarter. Amortization of purchased product rights of $1.1 million was recorded in 2002. No amortization of goodwill and other purchased intangibles assets was recorded as a result of the adoption of SFAS No. 142 in January 2002. The amortization of purchased product rights is recorded as a component of cost of revenues.

As a result of actions undertaken in the restructuring in the second quarter of 2003 coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights was negative. Therefore, we recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1.1 million in the second quarter of 2003, as we determined the asset had minimal fair value.

Restructuring and Other Special Non-recurring Charges

May 2003 Restructuring Plan

Following the first quarter of 2003, when our revenue attainment fell short of our expectations and guidance, we began a re-assessment of our operations to ensure that our expenses were optimally aligned to our customers and markets, and structured such that we could achieve our financial break even target for the fourth quarter of 2003.

On May 27, 2003, we announced a restructuring plan aimed at lowering costs and better aligning our resources to customer needs. The plan allows us to have tighter integration between the groups in our organization that interact with customers, which better positions us to take advantage of the market opportunities for our new products. The restructuring plan included the elimination of employee positions through layoffs and attrition to lower operating costs, the closing of under-utilized office space and reassessing the useful life of related excess long-lived assets, and review of the realizability of developed technology impacted by the restructuring.

The workforce portion included severance and related costs of $4.8 million for 151 positions from all functional areas and had been completed by December 31, 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009 (primarily from excess space in our Santa Clara, California and Addison, Texas facilities), and accelerated amortization of related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, we recorded $4.1 million of charges during 2003 relating to these facilities, including $1.3 million for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess space in our facilities. The total amount of the workforce and facilities charges was $8.9 million. Of this amount, $4.6 million had been incurred by June 30, 2003 and charged to the restructuring charges line in the consolidated statement of operations for the second quarter of 2003, while the remaining $4.3 million was recorded in the third quarter of 2003.

The restructuring resulted in a reduction of all expense lines including: total cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. As a result of the implementation of the restructuring plan, our total expenses (operating expenses plus cost of revenues) were $23.7 million in the fourth quarter of 2003, a reduction of $5.1 million from the $28.8 million incurred during the second quarter of 2003.

The May 2003 restructuring plan reduced quarterly expenses by approximately $5.1 million with savings distributed as follows:

Cost of services and maintenance revenues	$1.1 million
Sales and marketing	$1.8 million
Research and development	$1.6 million
General and administrative	$0.6 million

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges for the May 2003 plan at December 31, 2003:

	Total Charges Expected to be Incurred	Accrued Restructuring Charges at June 30, 2003	Total Charges Incurred from July 1, 2003 to December 31, 2003	Cash Payments	Accrued Restructuring Charges at December 31, 2003
	(in millions)
Workforce reduction and other personnel costs	$4.8	$3.2	$0.5	$2.8	$0.9
Consolidation of excess facilities	4.1	—	3.8	1.6	2.2

Total	$8.9	$3.2	$4.3	$4.4	$3.1

June 2001 Restructuring Plan

We hired a new Chief Executive Officer, F. William Conner in April 2001 and immediately following his hiring, we began a re-assessment of our operations in an effort to reduce our cash outflow from operations. On June 4, 2001, we announced a Board-approved restructuring program to refocus on the most significant market opportunities and to reduce operating costs due to the macroeconomic factors that are negatively affecting technology investment in the market. The restructuring program included a workforce reduction, consolidation of excess facilities, and discontinuance of non-core products and programs. The restructuring resulted in the elimination of over 400 positions, or approximately 33% of our total work force. Combined with the reduction in expenses associated with the consolidation of excess facilities, it resulted in a reduction of our cost of revenues from $15.6 million in the first quarter of 2001 to $11.2 million in the third quarter of 2001, or a reduction of approximately 28%. For the same comparable period, the first quarter 2001 to the third quarter of 2001, it resulted in the following reductions by expense line:

Quarter Ended
Expense line	March 31, 2001	September 30, 2001
(in thousands)
Sales and marketing	$26,580 to	$13,971, a reduction of 47%
Research and development	9,487 to	6,527, a reduction of 31%
General and administrative	4,687 to	3,313, a reduction of 29%

As a result of the restructuring and other related special non-recurring charges and the impact of the macroeconomic conditions on us and our global base of customers, we recognized restructuring and special non- recurring charges of $433.6 million in the second fiscal quarter of 2001, with a subsequent increase of $1.4 million in the second half of 2001 and a reduction of $1.3 million in the first half of 2002, as outlined below:

	Accrued Restructuring Charges	Other Special Non-recurring Charges	Total Special Charges through June 30, 2001	Adjustments Recorded July 1, 2001 to Dec. 31, 2001	Adjustments Recorded Jan. 1, 2002 to Dec. 31, 2002	Total Special Charges through Dec. 30, 2002
	(in millions)
Workforce reduction and other personnel costs	$13.5	$4.1	$17.6	$0.3	$0.1	$18.0
Consolidation of excess facilities	38.2	13.5	51.7	0.5	(0.1)	52.1
Discontinuance of non-core products and programs	13.8	6.4	20.2	(0.8)	(1.3)	18.1
Impairment of goodwill, purchased product rights and other purchased assets	—	327.0	327.0	—	—	327.0
Write-down of long-term strategic investments	—	6.1	6.1	4.7	—	10.8
Bad debt write-offs and additional provisions to the allowance for doubtful accounts	—	11.0	11.0	(3.3)	—	7.7

Total	$65.5	$368.1	$433.6	$1.4	$(1.3)	$433.7

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

The following paragraphs provide information relating to the June 2001 restructuring plan that resulted in the total special charges listed above.

Workforce Reduction and Other Personnel Costs

The restructuring program resulted in the reduction of approximately 400 of our regular full-time employees, or 33% of the total workforce. The reduction was across all major geographic locations, all business programs and all functions within the organization. The reductions were more heavily weighted in sales and marketing, non-core business programs such as Entrust.Net ™ and Entrust@YourService ™ and non-core geographies such as Asia Pacific and Latin America. The majority of the affected employees were notified of their termination in the second quarter of 2001, and the workforce portion of the restructuring was largely completed by the end of the fourth quarter of 2001. We recorded a cumulative workforce reduction charge of $13.5 million primarily related to severance costs, fringe benefits due to severed employees and outplacement services.

Other special non-recurring charges included employee relocation expenses, hiring fees and signing bonuses totaling $4.5 million on a cumulative basis, which were recorded primarily in general and administrative expenses.

Consolidation of Excess Facilities

We recorded cumulative restructuring costs of $39.1 million relating to the consolidation of excess facilities. The consolidation of excess facilities included a total of eight offices in seven cities throughout the world. The costs for consolidation of excess facilities were related primarily to non-cancelable lease costs offset by estimated sublet recoveries. The majority (approximately 85%) of the costs were related to a 75,000 square foot facility in Santa Clara, California. The Santa Clara facility costs are payable contractually over the remaining term of the lease, which runs through 2011. We will continue to evaluate ongoing possibilities to settle this obligation in the most economic manner.

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

Discontinuance of Non-Core Products and Programs

In support of the restructuring objective to reduce costs and focus on our core technologies, we discontinued several non-core products and programs. The discontinued products and programs, totaling $11.8 million on a cumulative basis, were primarily related to our services business initiatives and to certain desktop applications that did not achieve the growth and profitability targets in line with our core products and financial objectives. The restructuring charge also included costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which were being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items was substantially incurred by the end of the second quarter of fiscal 2002. Accrued estimated marketing and distribution agreement obligations of $4.2 million (which were due through 2004), relating to certain discontinued products, were settled in 2003.

The discontinuance of products and programs, and expenses related to rebranding of our identity and our products, resulted in $6.3 million of cumulative special non-recurring charges, which was primarily recorded in sales and marketing expenses.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the June 2001 restructuring, as at December 31, 2003 and 2002:

	December 31, 2003
	Total Charges Accrued at Beginning of Year	2003 Cash Payments	2003 Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$0.1	$0.1	$—	$—
Consolidation of excess facilities	29.9	4.5	6.7	32.1
Discontinuance of non-core products and programs	3.2	0.9	(2.1)	0.2

Total	$33.2	$5.5	$4.6	$32.3

	December 31, 2002
	Total Charges Accrued at Beginning of Year	2002 Cash Payments	2002 Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)

Workforce reduction and other personnel costs	$2.3	$2.3	$0.1	$0.1
Consolidation of excess facilities	34.6	4.6	(0.1)	29.9
Discontinuance of non-core products and programs	10.1	5.8	(1.1)	3.2

Total	$47.0	$12.7	$(1.1)	$33.2

In July 2003, we signed a settlement and general release agreement with Zix Corporation, that resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with Zix Corporation being settled at a value significantly less than the accrued $2.8 million obligation at June 30, 2003. Under the settlement agreement, we paid Zix Corporation $700 thousand in July to fulfill all remaining obligations. This settlement resulted in the reversal of an accrual of $2.1 million, which was recorded through the restructuring charges line in our consolidated statement of operations, in 2003.

In connection with the May 2003 restructuring plan, which included a further reduction in space utilized at our Santa Clara, California facility, we reviewed market sublease rates in that region. Based on information supplied to us by our external real estate advisors, we concluded that the sublease market would not recover in the timeframe that we had originally estimated due to the continued softening of sublease rates in that market, requiring an adjustment to increase the facility related accrual recorded in June 2001, by $6.7 million. This adjustment was charged to the restructuring charges line in the consolidated statement of operations in 2003.

Impairment of Goodwill, Purchased Product Rights and Other Intangible Purchased Assets

Due to the decline in our market capitalization, the decline in current overall business conditions within our target market segments and the restructuring program, we completed an assessment of the recoverability of goodwill on our balance sheet as of June 2001, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r 3 acquisitions would not be recovered through the estimated undiscounted future cash flows. We then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r 3 acquisition. The result of this analysis was a charge of $327.0 million related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition accounted for $325.4 million of the impairment. This acquisition failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess ™ product that were estimated to be required in the future and were not known at the time of the acquisition. The remaining $1.6 million of goodwill impairment in 2001 was the result of the r 3 acquisition, which was impacted primarily by the workforce restructuring.

We recorded an additional impairment charge in 2003 related to the purchased product rights, obtained in the enCommerce acquisition, in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value. This was the result of actions undertaken in the May 2003 restructuring coupled with the commercial release of a next generation software product. We reviewed the estimated future cash flows from the developed technology acquired from enCommerce and based on these events, the net present value of the estimated future cash flows from the purchased product rights was negative.

Write-down of Long-term Strategic Investments

We recorded charges related to other than temporary declines in the value of certain strategic investments of $10.8 million in 2001. During 2002, we recorded additional impairments of $1.2 million. These impairments were related to our investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001. One investment was impaired due to an other than temporary decline in value which was triggered by a significant impact of foreign currency exchange rates on the company. As of December 31, 2002, we had recorded a total of $12.0 million of impairments with respect to our long-term strategic investments.

We recorded a non-cash charge in 2003 related to the impairment of a long-term strategic investment made in Brazil in fiscal 2000. Due to a decline in market conditions and a restructuring of the investee by its management, we concluded that the investment had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of 2003 of $2.8 million. As a result, we have no remaining balance of long-term strategic investments as of December 31, 2003.

Interest Income

Interest income decreased to $1.7 million in 2003 from $3.3 million in 2002 and $8.2 million in 2001, representing 2%, 3% and 7% of total revenues in the respective years. The decrease in investment income from 2001 through 2003, reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets. The funds invested decreased to $104.7 million at December 31, 2003 from $131.4 million and $162.6 million at December 31, 2002 and 2001, respectively. In addition, the decrease was due to the lower interest rates that have been available in 2003 and 2002, compared to the preceding years. In 2003 and 2002, the rate of return on our marketable investments dropped to less than 1% compared to our historical rate of return of just under 5% on an annualized basis.

Loss from Equity Investment

We recorded $603 thousand of losses related to our investment in Entrust Japan for 2003, compared to $602 thousand for 2002. This investment is accounted for in accordance with the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. The losses recorded in 2003 represent our share of the operating losses of Entrust Japan for this period on an equity accounting basis, based on an approximate 37% ownership interest in the voting capital of Entrust Japan. The losses recorded in 2002 represent our share of the operating losses of Entrust Japan for 2002, based on an approximate 7% and 37% ownership interest in the voting capital of Entrust Japan in the first and remaining quarters of 2002, respectively. We included our share of post-acquisition losses of Entrust Japan on the step-by-step acquisition method in our consolidated losses for 2002, and accordingly, included our share of Entrust Japan’s first quarter operating losses, in addition to our share of their second, third and fourth quarter losses, in our 2002 operating results. In addition, we made a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership prior to the increased investment, to the extent of our previous investment of $393 thousand.

Provision for Income Taxes

We recorded an income tax provision of $0.4 million in 2003, compared to $1.4 million in 2002 and $1.8 million in 2001. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the non-deductibility of amortization and impairment of goodwill, purchased product rights and other purchased intangible assets and long-term strategic investments, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

Under our restructuring program in May 2003, as discussed earlier, the levels of operating expenses decreased and the net loss decreased in the third and fourth quarters of 2003.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the two-year period ended December 31, 2003, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$7,816	$5,159	$8,365	$7,212	$9,710	$8,548	$11,905	$12,089
Services and maintenance	15,896	14,879	14,075	14,492	15,000	15,460	14,601	15,434

Total revenues	23,712	20,038	22,440	21,704	24,710	24,008	26,506	27,523

Cost of revenues:
License	1,210	881	913	767	906	803	1,023	942
Services and maintenance	7,771	7,926	7,756	7,942	8,458	8,177	8,551	8,494
Amortization of purchased product rights	—	—	284	284	284	284	284	284

Total cost of revenues	8,981	8,807	8,953	8,993	9,648	9,264	9,858	9,720

Gross profit	14,731	11,231	13,487	12,711	15,062	14,744	16,648	17,803

Operating expenses:
Sales and marketing	7,246	8,758	10,354	8,627	10,208	11,043	10,732	12,145
Research and development	4,384	5,953	6,319	5,910	5,815	5,827	6,476	6,033
General and administrative	3,070	3,223	3,436	3,414	3,916	3,525	3,893	3,506
Impairment of purchased product rights	—	—	1,134	—	—	—	—	—
Restructuring charges and adjustments	—	2,233	11,390	—	—	—	(1,079)	—

Total operating expenses	14,700	20,167	32,633	17,951	19,939	20,395	20,022	21,684

Income (loss) from operations	31	(8,936)	(19,146)	(5,240)	(4,877)	(5,651)	(3,374)	(3,881)
Other income (expense):
Interest income	271	377	502	530	622	754	816	1,154
Foreign exchange gain (loss)	(59)	(92)	(239)	(41)	42	96	(208)	(2)
Loss from equity investment	(153)	(212)	(133)	(105)	(97)	(135)	(370)	—
Realized loss on investments	—	—	—	—	—	—	—	(220)
Write-down of long-term strategic investments	—	—	(2,780)	—	—	—	(1,238)	—

Total other income (expense)	59	73	(2,650)	384	567	715	(1,000)	932

Income (loss) before income taxes	90	(8,863)	(21,796)	(4,856)	(4,310)	(4,936)	(4,374)	(2,949)
Provision for income taxes	(30)	(91)	(146)	(174)	(279)	(276)	(400)	(395)

Net income (loss)	$60	$(8,954)	$(21,942)	$(5,030)	$(4,589)	$(5,212)	$(4,774)	$(3,344)

Net income (loss) per share:
Basic	$0.00	$(0.14)	$(0.35)	$(0.08)	$(0.07)	$(0.08)	$(0.07)	$(0.05)

Diluted	$0.00	$(0.14)	$(0.35)	$(0.08)	$(0.07)	$(0.08)	$(0.07)	$(0.05)

Weighted average common shares used in per share computation:
Basic	63,551	63,407	63,401	63,994	64,805	65,115	65,102	64,762

Diluted	65,562	63,407	63,401	63,994	64,805	65,115	65,102	64,762

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Quarter Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
Statement of Operations Data:
Revenues:
License	33.0%	25.7%	37.3%	33.2%	39.3%	35.6%	44.9%	43.9%
Services and maintenance	67.0	74.3	62.7	66.8	60.7	64.4	55.1	56.1

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
License	5.1	4.4	4.1	3.5	3.7	3.3	3.8	3.4
Services and maintenance	32.8	39.6	34.5	36.6	34.2	34.1	32.3	30.9
Amortization of purchased product rights	—	—	1.3	1.3	1.2	1.2	1.1	1.0

Total cost of revenues	37.9	44.0	39.9	41.4	39.1	38.6	37.2	35.3

Gross profit	62.1	56.0	60.1	58.6	60.9	61.4	62.8	64.7

Operating expenses:
Sales and marketing	30.6	43.7	46.1	39.8	41.3	46.0	40.5	44.1
Research and development	18.5	29.7	28.1	27.2	23.5	24.2	24.4	21.9
General and administrative	12.9	16.1	15.3	15.7	15.8	14.7	14.7	12.8
Impairment of purchased product rights	—	—	5.1	—	—	—	—	—
Restructuring charges and adjustments	—	11.1	50.8	—	—	—	(4.1)	—

Total operating expenses	62.0	100.6	145.4	82.7	80.6	84.9	75.5	78.8

Income (loss) from operations	0.1	(44.6)	(85.3)	(24.1)	(19.7)	(23.5)	(12.7)	(14.1)

Other income (expense):
Interest income	1.1	1.9	2.2	2.4	2.5	3.1	3.1	4.2
Foreign exchange gain (loss)	(0.2)	(0.5)	(1.0)	(0.2)	0.2	0.4	(0.8)	—
Loss from equity investment	(0.6)	(1.0)	(0.6)	(0.5)	(0.4)	(0.6)	(1.4)	—
Realized loss on investments	—	—	—	—	—	—	—	(0.8)
Write-down of long-term strategic investments	—	—	(12.4)	—	—	—	(4.7)	—

Total other income (expense)	0.3	0.4	(11.8)	1.7	2.3	2.9	(3.8)	3.4

Income (loss) before income taxes	0.4	(44.2)	(97.1)	(22.4)	(17.4)	(20.6)	(16.5)	(10.7)
Provision for income taxes	(0.1)	(0.5)	(0.7)	(0.8)	(1.2)	(1.1)	(1.5)	(1.4)

Net income (loss)	0.3%	(44.7)%	(97.8)%	(23.2)%	(18.6)%	(21.7)%	(18.0)%	(12.1)%

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $20.9 million from operating activities during 2003. This cash outflow was primarily a result of a net loss before non-cash charges of $22.1 million, a decrease in accounts payable and accrued liabilities of $5.4 million, a decrease in prepaid expenses of $0.5 million and an increase in deferred revenue of $0.5 million, partially offset by cash inflows resulting from a decrease in accounts receivable of $3.3 million, and an increase in accrued restructuring charges of $2.3 million. Our average days sales outstanding at December 31, 2003 was 71 days, which represents a decrease from the 81 days that we reported at December 31, 2002. The overall decrease in days sales outstanding from December 31, 2002 was mainly due to better collections in 2003 coupled with the increase in allowance for doubtful accounts from the previous year and a slightly better linearity of revenues during the last quarter of 2003. Any increase or decrease in our accounts receivable balance and days sales outstanding will affect our cash flow from operations and liquidity. Our accounts receivable and days sales outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customer’s payment cycle. Generally, international and indirect customers pay at a slower rate than domestic and direct customers, so that an increase in revenue generated from international and indirect customers may increase our days sales outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers’ payment cycle, which may result in higher accounts receivable balances, and could expose us to greater general credit risks with our customers and increased bad debt expense. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the current quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end will be affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During 2003, we generated $30.4 million of cash in investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $32.6 million (net of $225.7 million of marketable investment purchases). This was partially offset by $1.5 million invested in property and equipment primarily for computer hardware upgrades throughout our organization and $0.9 million invested in other long-term assets related to capitalized software development costs.

We used cash of $2.7 million for financing activities in 2003, primarily for the repurchase of our Common stock in the amount of $3.7 million, offset by cash provided by the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

As of December 31, 2003, our cash, cash equivalents and marketable investments in the amount of $104.7 million provided our principal sources of liquidity. Overall, we used $26.8 million from our cash, cash equivalents and marketable investments in 2003. Although we continue to target operating breakeven, based on sustaining current revenue and operating expense structures, we estimate that we will continue to use cash in fiscal 2004 to satisfy the obligations accrued for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

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

In terms of long-term liquidity requirements, we will need to fund the $35.4 million of accrued restructuring charges at December 31, 2003 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $25.2 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, they are classified as short-term in nature on the financial statements because the Company is continuing to evaluate possibilities to settle this obligation in the most economic manner. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Otherwise, we had no other significant contractual obligations or commitments that were not recorded in our financial statements. A summary of our contractual commitments at December 31, 2003 is as follows:

	As of December 31, 2003 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$22,803	$3,613	$6,754	$6,955	$5,482
Operating lease obligations – restructured facilities	44,747	6,005	12,193	12,720	13,829
Other contractual obligations	—	—	—	—	—

Total	$67,550	$9,618	$18,947	$19,675	$19,311

In addition to the lease commitments included above, we have provided letters of credit totaling $10.7 million as security deposits in connection with certain office leases.

On September 30, 2003, we entered into an agreement with OHANA Wireless, Incorporated, a California corporation (“Ohana”), whereby we advanced Ohana $0.7 million in the form of a zero interest convertible loan. Ohana was formed in July 2003 to design, assemble and install high frequency wireless communication systems. We believe that out security solutions can be integrated with Ohana’s products and we anticipate that an investment in Ohana will assist us in furthering the development of our distribution capability in Asia through technology and distribution partnerships. Ohana intends to close on a Series A Preferred Stock financing by July 31, 2004. Upon the closing of that financing, the loan will automatically convert to Series A Preferred Stock. If the closing does not occur on or before July 31, 2004, the convertible loan will be payable to us on July 31, 2004. However, this agreement also includes an obligation to enter into good faith negotiations to invest up to an additional $0.9 million in Ohana if, as a result of negotiations with China Aerospace International Holdings, Inc., we enter into a resale or distribution arrangement in China.

We enter into standard indemnification agreements with our business partners or customers in our ordinary course of business. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, which may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We have entered into employment and executive retention agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions. We have also entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2003, 2002 and 2001, our three largest customers accounted for 29%, 18% and 18% of revenues, respectively.

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

The extended government vertical (Governments, including Healthcare) accounted for 45% of our software revenue in 2003 and 49% of software revenue in 2002. The U.S. and Canadian governments represented 16% and 10% of total revenues, respectively, in 2003, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $32.3 million at December 31, 2003, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $3.1 million at December 31, 2003, could have a material effect on our reported results.

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

In Japan, we have an exclusive distribution arrangement with Secom and others called Entrust Japan Co., Ltd. This entity is a joint venture of which we own 37%, SECOM, a Japanese Security Company, owns 38%, and a group of other investors own the remaining 25%. Joint ventures have additional risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions.

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

The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 2003 and 2002, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	December 31, 2003				December 31, 2002
	Maturity				Maturity
	Within 3 Months	3-6 Months	6-12 Months	>12 Months	Within 3 Months	3-6 Months	6-12 Months	>12 Months
	(in thousands)
Investments classified as cash and cash equivalents	$27,699	$—	$—	$—	$23,124	$—	$—	$—
Investments classified as held to maturity marketable investments	22,863	5,722	25,801	12,379	31,144	26,893	27,943	13,423

Total amortized cost	$50,562	$5,722	$25,801	$12,379	$54,268	$26,893	$27,943	$13,423

Fair Value	$50,576	$5,722	$25,872	$12,373	$54,295	$26,921	$28,069	$13,506

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $4.9 million in 2003, when compared to 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. During the fourth quarter of 2003, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $6.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past December 31, 2003. Similarly, the Company has engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $6.9 million of expenses denominated in Canadian dollars in the first quarter of 2004.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in the relevant markets, we could lose all or substantially all of our investments in these companies. From 2001 through the end of 2003, we recorded losses of $14.8 million from impairments and a realized gain of $1.6 million from dispositions in connection with these investments. We recorded $1.2 million of these impairments in 2002. During 2003, we recorded an additional impairment of $2.8 million related to these strategic equity investments. There is no net book value remaining for these strategic equity investments as of December 31, 2003.

We also have a long-term investment in Entrust Japan, which is accounted for in accordance with the equity method. We recorded our share of post-acquisition losses of Entrust Japan, in the amount of $603 thousand and $602 thousand in our consolidated losses for 2003 and 2002, respectively, resulting in cumulative losses recorded to date of $1.2 million. These losses are attributable to our pro rata share of Entrust Japan’s losses in 2003 and 2002, while we had an equity ownership of approximately 37% of their voting stock. During 2002, Entrust Japan exceeded the performance targets established at the date of increased investment. However, in 2003, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $0.7 million equity investment in Entrust Japan at December 31, 2003 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. As of December 31, 2003, we believe that there had not been an impairment of our investment in Entrust Japan. However, there are risks associated with joint venture investments, including: failure to agree on budgets, market plans, staffing decisions and changes in strategic direction by one of the partners. If any one of these were to occur, the value of our investment in Entrust Japan could be further adversely affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the report of Ernst & Young LLP and Deloitte & Touche LLP, independent auditors, are set forth in the Index to Consolidated Financial Statements at Item 15 and incorporated herein by this reference.

Our “Quarterly Results of Operations” set forth in Item 7 is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 18, 2003, our Audit Committee voted to dismiss Deloitte & Touche LLP (“D&T”) as the Company’s independent certifying public accountant. The decision to change accountants was approved by our Audit Committee in connection with the Committee’s solicitation of bids for the Company’s audit engagement.

D&T’s reports on the Company’s consolidated financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: as to 2002, D&T’s report included an explanatory paragraph regarding the Company’s accounting change required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

During the years ended December 31, 2001 and 2002 and the subsequent interim period prior to D&T’s dismissal, (1) there was no disagreement between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to D&T’s satisfaction, would have caused the auditors to make reference to the subject matter of the disagreement in connection with any report issued by them, and (2) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company requested that D&T furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated March 24, 2003, along with a copy of a letter from D&T to the Company dated March 18, 2003 confirming the termination of the client-auditor relationship between the Company and D&T, were filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 25, 2003.

The Company engaged the accounting firm of Ernst & Young LLP (“E&Y”) on March 25, 2003 as the principal accountant to audit the Company’s consolidated financial statements for the year ending December 31, 2003. E&Y replaces D&T, whose services were terminated on March 18, 2003. During the years ended

December 31, 2001 and 2002 and the subsequent interim period prior to the engagement of E&Y, the Company did not consult with E&Y regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was the subject of a disagreement or reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K with the Company’s former accountant.

ITEM 9A.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    Executive Officers and Directors.    The information in the section entitled “Executive Officers and Directors of the Registrant” in Part I hereof is incorporated herein by reference.

(b)    Directors.    The information in the section entitled “Directors and Nominees for Directors” in the Proxy Statement is incorporated herein by reference.

The disclosure required by Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The disclosure required by Item 406 of Regulation S-K, relating to our Code of Business Conduct, is included under “Item 1—Business—Corporate Information” of this Annual Report and such information is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services in the section entitled “Ratification of the Appointment of Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)    Reports on Form 8-K

On March 25, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated March 18, 2003, reporting under Item 4 (Changes in Registrant’s Certifying Accountant) the change in our independent accountant.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

ENTRUST, INC. (Registrant)

By:	/s/ F. WILLIAM CONNER
F. William Conner President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2004.

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

REPORT OF INDEPENDENT AUDITORS

To the Directors and Shareholders of Entrust, Inc.:

We have audited the accompanying consolidated balance sheet of Entrust, Inc. as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Dallas, Texas

February 27, 2004

INDEPENDENT AUDITORS’ REPORT

To the Directors and Shareholders of Entrust, Inc.:

We have audited the consolidated balance sheet of Entrust, Inc. as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entrust, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other purchased intangibles, as of January 1, 2002, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    DELOITE & TOUCHE LLP

Dallas, Texas

February 27, 2003

ENTRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$37,903	$32,043
Short-term marketable investments	54,386	85,980
Accounts receivable (net of allowance for doubtful accounts of $4,032 in 2003 and $2,976 in 2002)	18,771	22,323
Other receivables	1,121	1,050
Prepaid expenses	2,859	3,450

Total current assets	115,040	144,846
Long-term marketable investments	12,379	13,423
Property and equipment, net	7,678	12,795
Purchased product rights, net	—	1,702
Goodwill, net	11,186	11,186
Long-term equity investment	660	1,264
Long-term strategic investments	—	2,858
Other long-term assets, net	1,809	1,497

Total assets	$148,752	$189,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,192	$11,226
Accrued liabilities	9,619	10,540
Accrued restructuring charges	35,426	33,166
Deferred revenue	16,615	16,547

Total current liabilities	67,852	71,479
Long-term liabilities	228	227

Total liabilities	68,080	71,706

Shareholders’ equity:
Common stock, par value $0.01 per share; 63,593,188 and 64,491,634 issued and outstanding shares at December 31, 2003 and 2002, respectively	636	645
Additional paid-in capital	779,339	781,842
Unearned compensation	(51)	(39)
Accumulated deficit	(699,368)	(663,502)
Accumulated other comprehensive income (loss)	116	(1,081)

Total shareholders’ equity	80,672	117,865

Total liabilities and shareholders’ equity	$148,752	$189,571

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	$28,552	$42,252	$48,027
Services and maintenance	59,342	60,495	69,938

Total revenues	87,894	102,747	117,965

Cost of revenues:
License	3,771	3,674	4,515
Services and maintenance	31,395	33,680	43,640
Amortization of purchased product rights	568	1,136	3,322

Total cost of revenues	35,734	38,490	51,477

Gross profit	52,160	64,257	66,488

Operating expenses:
Sales and marketing	34,985	44,128	87,439
Research and development	22,566	24,151	30,892
General and administrative	13,143	14,840	20,509
Amortization of goodwill and other purchased intangibles	—	—	62,142
Impairment of goodwill, purchased product rights and other purchased intangibles	1,134	—	326,953
Restructuring charges and adjustments	13,623	(1,079)	65,511
Write-down of leaseholds and other long-lived assets	—	—	13,519

Total operating expenses	85,451	82,040	606,965

Loss from operations	(33,291)	(17,783)	(540,477)

Other income (expense):
Interest income	1,680	3,346	8,229
Foreign exchange gain (loss)	(431)	(72)	101
Loss from equity investment	(603)	(602)	—
Realized gain (loss) on investments	—	(220)	1,103
Write-down of long-term strategic investments	(2,780)	(1,238)	(10,800)

Total other income (expense)	(2,134)	1,214	(1,367)

Loss before income taxes	(35,425)	(16,569)	(541,844)
Provision for income taxes	(441)	(1,350)	(1,828)

Net loss	$(35,866)	$(17,919)	$(543,672)

Net loss per share:
Basic	$(0.56)	$(0.28)	$(8.57)
Diluted	$(0.56)	$(0.28)	$(8.57)
Weighted average common shares used in per share computations:
Basic	63,587,894	64,946,246	63,410,786
Diluted	63,587,894	64,946,246	63,410,786

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2003, 2002 and 2001

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances at December 31, 2000	62,753,738	$628	$775,604	$(316)	$(101,911)	$(334)		$673,671
Unearned compensation related to non-employee stock options granted	—	—	6	(6)	—	—		—
Unearned compensation amortized	—	—	—	222	—	—		222
Warrants and options issued to non-employees for services rendered	—	—	1,092	—	—	—		1,092
Common shares issued:
Stock option exercises	1,422,735	14	3,070	—	—	—		3,084
Employee Stock Purchase Plan	255,579	3	2,107	—	—	—		2,110
Comprehensive loss:
Net loss	—	—	—	—	(543,672)	—	$(543,672)	(543,672)
Unrealized loss on investments, net of reclassification adjustment	—	—	—	—	—	(220)	(220)	(220)
Translation adjustment	—	—	—	—	—	(835)	(835)	(835)

Total comprehensive loss							$(544,727)

Balances at December 31, 2001	64,432,052	645	781,879	(100)	(645,583)	(1,389)		135,452
Unearned compensation related to non-employee stock options granted	—	—	18	(18)	—	—		—
Unearned compensation amortized	—	—	—	79	—	—		79
Common shares issued:
Stock option exercises	541,320	5	1,145	—	—	—		1,150
Employee Stock Purchase Plan	290,657	3	935	—	—	—		938
Executive Stock Option Exchange and special recognition	18,470	—	103	—	—	—		103
Common shares repurchased and retired	(790,865)	(8)	(2,238)	—	—	—		(2,246)
Comprehensive income (loss):
Net loss	—	—	—	—	(17,919)	—	$(17,919)	(17,919)
Change in unrealized loss on investments, net of reclassification adjustment	—	—	—	—	—	220	220	220
Translation adjustment	—	—	—	—	—	88	88	88

Total comprehensive loss							$(17,611)

Balances at December 31, 2002	64,491,634	645	781,842	(39)	(663,502)	(1,081)		117,865
Unearned compensation related to non-employee stock options granted	—	—	(25)	25	—	—		—
Unearned compensation amortized	—	—	—	88	—	—		88
Common shares issued:
Stock option exercises	331,063	3	688	—	—	—		691
Employee Stock Purchase Plan	173,891	2	386	—	—	—		388
Stock awards and restricted stock	40,800	—	125	(125)	—	—		—
Common shares repurchased and retired	(1,444,200)	(14)	(3,677)	—	—	—		(3,691)
Comprehensive income (loss):
Net loss	—	—	—	—	(35,866)	—	$(35,866)	(35,866)
Translation adjustment	—	—	—	—	—	1,197	1,197	1,197

Total comprehensive loss							$(34,669)

Balances at December 31, 2003	63,593,188	$636	$779,339	$(51)	$(699,368)	$116		$80,672

See notes to consolidated financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(35,866)	$(17,919)	$(543,672)
Non-cash items in loss:
Depreciation and amortization	8,137	8,266	73,431
Unearned compensation amortized	88	79	222
Revenue from non-monetary transaction	—	—	(734)
Loss from equity investment	603	602	—
Loss on disposition of short-term marketable investments	—	220	261
Provision for doubtful accounts	1,002	—	8,508
Impairment of goodwill, purchase product rights and other purchased intangibles	1,134	—	326,953
Non-cash other special non-recurring charges	—	—	3,212
Gain on disposition of long-term strategic investments	—	—	(1,584)
Write-down of leaseholds and other long-lived assets	—	—	13,519
Write-down of long-term strategic investments	2,780	1,238	10,800
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,274	1,408	13,642
(Increase) decrease in other receivables	(71)	670	1,736
Decrease in prepaid expenses	591	32	1,395
Decrease in accounts payable	(4,943)	(2,589)	(2,984)
Decrease in accrued liabilities	(441)	(4,205)	(7,601)
Increase (decrease) in accrued restructuring charges	2,260	(13,822)	46,988
Increase (decrease) in deferred revenue	544	(1,391)	(1,790)
Decrease due to related party	—	—	(799)

Net cash used in operating activities	(20,908)	(27,411)	(58,497)

Investing activities:
Purchases of marketable investments	(225,724)	(310,556)	(202,638)
Maturities of marketable investments	258,362	328,479	288,737
Purchases of property and equipment	(1,476)	(2,050)	(13,629)
Proceeds on disposition of property and equipment	—	—	264
Increase in long-term equity investment	—	(957)	—
(Increase) decrease in long-term strategic investments	—	63	(2,308)
Proceeds on disposition of long-term strategic investments	78	—	4,632
Increase in other long-term assets	(849)	(562)	(1,692)
Net cash payments in purchase transactions	—	—	—

Net cash provided by investing activities	30,391	14,417	73,366

Financing activities:
Repayment of long-term liabilities	(43)	(265)	(355)
Repurchase of common stock	(3,691)	(2,246)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,079	2,191	6,287

Net cash provided by (used in) financing activities	(2,655)	(320)	5,932

Effect of exchange rate changes on cash	(968)	90	225

Net increase (decrease) in cash and cash equivalents	5,860	(13,224)	21,026
Cash and cash equivalents at beginning of year	32,043	45,267	24,241

Cash and cash equivalents at end of year	$37,903	$32,043	$45,267

See notes to consolidated financial statements

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

1.    Company Background

Entrust, Inc. (the “Company”) is a leading global provider of software that secures digital identities and information. This software and the associated services enable businesses and governments around the world to securely execute transactions and communicate information over wired and wireless networks, including the Internet. The Company has a broad set of products that provides identification, entitlements, verification, privacy and security management capabilities. Major government agencies, financial institutions and Global 1500 enterprises in more than 50 countries have purchased the Company’s portfolio of award-winning security technologies.

The Company was incorporated in December 1996 with nominal share capital, all of which was contributed by Nortel Networks Corporation and its subsidiary Nortel Networks Inc (collectively, “Nortel Networks”). At the close of business on December 31, 1996, Nortel Networks transferred to the Company certain of its assets and liabilities, intellectual property, rights, licenses and contracts.

On August 21, 1998, the Company closed its initial public offering and on February 29, 2000 and March 2, 2000, the Company closed a follow-on offering of its Common stock.

On June 4, 2001, the Company changed its name to Entrust, Inc.

2.    Significant Accounting Policies

(a)    Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Entrust Limited in Canada, Entrust (Europe) Limited and enCommerce Limited in the U.K., Entrust GmbH in Germany, r 3 Security Engineering AG (“r 3”) and Entrust Technologies (Switzerland) GmbH in Switzerland, CygnaCom Solutions, Inc. (“CygnaCom”) and enCommerce, Inc. (“enCommerce”) in the U.S., Entrust s.a.r.l. in France, Entrust (China) Limited in Hong Kong, and enCommerce K.K. in Japan. During 2002, the Company acquired the outstanding minority interest in its Canadian subsidiary, which had been insignificant. All significant intercompany transactions and accounts are eliminated upon consolidation. During 2003, the Company dissolved its enCommerce K.K. subsidiary.

(b)    Translation of Foreign Currencies

The accounts of the Company’s subsidiaries have been translated into U.S. dollars. Assets and liabilities have been translated at the exchange rates in effect at the balance sheet date. Revenues, expenses and cash flow amounts are translated at average rates for the period. The resulting translation adjustments are included in other comprehensive income as a separate component of shareholders’ equity. Gains and losses from foreign currency transactions are included in the determination of net income.

The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, the United Kingdom and the European Union. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Management periodically reviews the potential financial impact of foreign currency risk and the Company will use derivative financial instruments to reduce foreign currency exposures when it believes that the Company is subject to significant potential losses. The Company does not use derivative financial products for speculative purposes. There were no foreign currency instruments in place at December 31, 2003. Subsequent to year end, in January 2004, the Company entered into forward contracts for the purchase of $6.9 million Canadian dollars in order to mitigate foreign currency exposures related to its Canadian dollar

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

denominated payroll and operating costs. The Company does not designate foreign currency forward contracts as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change.

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

(d)    Cost of Revenues

Cost of licenses includes the cost of product media, product packaging, documentation, other production costs, third-party royalties, amortization of purchased product rights and amortization of capitalized software development costs.

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

(f)    Cash and Cash Equivalents and Operating Facility

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains an operating credit facility with its host financial institution with available credit up to $5,000 Canadian dollars for overdraft protection purposes. As at December 31, 2003, the Company had not drawn from this credit facility.

(g)    Marketable and Other Investments

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At December 31, 2003 and 2002, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at December 31, 2003, the Company does not hold any available for sale marketable investments.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital at December 31, 2003. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. To date, the Company has recorded impairments totaling $14,818 with respect to these investments, which includes impairments of $2,780, $1,238 and $10,800 recorded in the 2003, 2002 and 2001, respectively. The 2003 impairment related to a strategic investment in Brazil. It was concluded that the investment had suffered an other than temporary decline in fair value as determined by third-party market transactions and due to a decline in market conditions and a restructuring of the investee by its management. In 2001, the Company recorded a realized gain on disposition of $1,584 related to these investments. These strategic investments had a net remaining carrying value of $nil and $2,858 at December 31, 2003 and 2002, respectively.

In addition, the Company holds an equity interest in Entrust Japan Co. Ltd. (“Entrust Japan”), which represents approximately 37% of the voting share capital of Entrust Japan, that is accounted for by the Company using the equity method of accounting for investments in common stock. See Note 4 for additional discussion.

The Company recorded revenues representing nil%, 1% and 1% of total revenues in 2003, 2002 and 2001, respectively, with respect to arm’s-length transactions with companies in which it has made strategic investments recorded at cost. Also, revenues recorded by the Company from Entrust Japan represented 2%, 3% and 3% of total revenues in 2003, 2002 and 2001, respectively. In 2002, the Company had recorded deferred revenue of $385 as a result of the increased investment in Entrust Japan and, as at December 31, 2002, $141 of revenue had been recognized related to this balance. The remaining balance of this deferred revenue was recognized during 2003.

(h)    Accounts receivable and other current receivables

Accounts receivable are comprised of invoiced and accrued receivables arising from recognized or deferred revenues. Receivables related to specific deferred revenues are offset for balance sheet presentation purposes.

The Company’s customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 45% of accounts receivable at December 31, 2003 and 43% at each of December 31, 2002 and 2001. One customer accounted for 14% of accounts receivable at December 31, 2003, and a single customer accounted for 10% of accounts receivable at December 31, 2002.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk; to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts:

	December 31
	2003	2002	2001
Allowance for doubtful accounts, beginning of year	$2,976	$3,909	$2,932
Provision for doubtful accounts	1,002	—	8,508
Amounts written-off, net of recoveries	54	(933)	(7,531)

Allowance for doubtful accounts, end of year	$4,032	$2,976	$3,909

Other current receivables include federal income tax and other tax refunds of $430 and $616 at December 31, 2003 and 2002, respectively, and a loan receivable from OHANA Wireless, Inc., a related party, in the amount of $650 at December 31, 2003. Other current receivables also include a sub-tenant lease receivable for recoverable operating costs of $301 at December 31, 2002.

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

(j)    Goodwill and purchased product rights

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company beginning January 1, 2002. Under SFAS No. 142, goodwill with a balance of $11,186 at both December 31, 2003 and December 31, 2002, is no longer amortized, but is tested for impairment annually and also in the event of an impairment indicator.

The Company assessed the carrying value of its goodwill and other intangible assets in the first quarter of 2002 to complete its transitional impairment test and determine the effects, if any, of adopting SFAS No. 142. No further impairment (beyond the $326,953 recognized in 2001) was required as a result of that assessment. In addition, no further impairment was required as a result of the annual impairment test under SFAS No. 142 as of December 31, 2003 and December 31, 2002.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company’s net loss, on a pro forma basis, assuming that the cessation of amortization of goodwill as required under SFAS No. 142 had been in effect from January 1, 2000, is as follows:

	Year Ended December 31,
	2003	2002	2001
Reported net loss	$(35,866)	$(17,919)	$(543,672)
Amortization of goodwill	—	—	62,142

Pro forma net loss	$(35,866)	$(17,919)	$(481,530)

Pro forma net loss per share—basic and diluted	$(0.56)	$(0.28)	$(7.59)

Purchased product rights are amortized using the straight-line method over their estimated useful lives of four years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required. As a result of actions undertaken in the May 2003 restructuring, coupled with the commercial release of a next generation software product, the Company reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, in the second quarter of 2003, the Company recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1,134, as the Company determined the asset had minimal fair value.

(k)    Other Long-Term Assets

Other long-term assets consist primarily of long-term rent deposits and capitalized localization and other software development costs. The capitalized costs of $1,186 and $1,067 are amortized on a straight-line basis over three to four years and are stated net of accumulated amortization of $331 and $486 at December 31, 2003 and 2002, respectively. Other long-term assets also include long-term rent deposits of $623 and $430 at December 31, 2003 and 2002, respectively.

(l)    Advertising Expense

Advertising costs are charged to expense as incurred and totaled $2,836, $3,129 and $7,101 in 2003, 2002 and 2001, respectively. These amounts include expenses of $1,311 in 2001 and recoveries of $351 in 2002, relating to special non-recurring charges and adjustments.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(n)    Stock-Based Compensation

Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plans. Accordingly, compensation expense was recognized for its stock-based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. In connection with the granting of these options, the Company recorded unearned compensation of $784 for 1998. This amount is being amortized over the vesting period of four years from the date of grant, with $nil, $49 and $196 amortized into compensation expense for 2003, 2002 and 2001. For all other options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options. Had compensation costs for the Company’s 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans been determined based on the fair value of the options at the grant date for awards to employees under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been as follows, on a pro forma basis.

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(35,866)	$(17,919)	$(543,672)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,836)	(24,463)	(49,141)

Pro forma net loss	$(48,702)	$(42,382)	$(592,813)

Net loss per share:
Basic—as reported	$(0.56)	$(0.28)	$(8.57)

Basic—pro forma	$(0.77)	$(0.65)	$(9.35)

Diluted—as reported	$(0.56)	$(0.28)	$(8.57)

Diluted—pro forma	$(0.77)	$(0.65)	$(9.35)

In the pro forma calculations above, the weighted average fair value for stock options granted during 2003, 2002 and 2001 was estimated at $2.51, $4.55 and $8.09 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Year Ended December 31,
	2003	2002	2001
Expected option life, in years	5	5	5
Risk free interest rate	3.30%	4.14%	4.79%
Dividend yield	—	—	—
Volatility	108%	116%	119%

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

On April 22, 2001, the Company issued a warrant to purchase 258,333 shares of the Company’s Common stock, with an exercise price of $6.87 per share and expiration date of April 22, 2004, to a consultant of the Company. In addition, the Company granted non-employee options to purchase 9,500 shares of Common stock to a consultant for services rendered in 2001, with an exercise price of $8.20 and term of ten years. The fair value of these options and warrants, granted to consultants of the Company, of $1,092 was recorded as an expense in 2001, when they vested. Also, in 2002 and 2001 the Company granted non-employee options to members of an advisory committee, to purchase 5,000 and 1,500 shares of Common stock, respectively, at exercise prices of $4.03 and $4.60 per share with a term of 10 years. The Company recorded unearned compensation of $18, and $6 in 2002 and 2001, respectively, for these non-employees options, which is being amortized over the vesting period of four years from the date of grant. Accordingly, $14, $30 and $25 was amortized into compensation expense for 2003, 2002 and 2001, respectively.

(o)    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and when dilutive, options to purchase Common stock using the treasury stock method. The exchangeable Special Voting stock and the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

(p)    Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Marketable investments consist of publicly traded debt and equity securities. The amortized cost basis of publicly traded debt securities classified as held to maturity approximates fair value due to the nature of these instruments, which generally have short-term maturities. Marketable investments classified as available for sale are recorded at market value based on specific identification.

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

(q)    Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

(r)    Reclassifications

Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2003 presentation.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

3.    Restructuring and Other Special Non-Recurring Charges

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

The Company conducted its assessment of the accounting effects of the May 2003 restructuring plan in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, APB Opinion No. 9, “Reporting the Results of Operations”, and the relevant provisions of the SEC’s SAB No. 100, “Restructuring and Impairment Charges”.

The workforce portion of the restructuring plan included severance and related costs for 151 positions from all functional areas of the Company and had been significantly completed by June 30, 2003, with the remaining costs of $524 incurred in the third quarter of 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009, primarily from the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization of related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, the Company recorded $3,759 of charges during the third quarter of 2003 relating to these facilities, including $953 for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess capacity in the Company’s facilities and $2,806 for lease obligations related to excess capacity at Company locations for which the cease-use date occurred during the third quarter of 2003. The total amount of the workforce and facilities charges was $8,929. Of this amount, $4,646 had been incurred by June 30, 2003 and was charged to the restructuring charges line in the consolidated statement of operations for the second quarter of 2003, while the remaining $4,283 was recorded in the third quarter of 2003.

The Company continues to evaluate ongoing possibilities to settle its May 2003 restructuring obligations in the most cost-effective manner and, therefore, has classified them as current in nature. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $1,700 of its accrued restructuring charges for the May 2003 restructuring before the end of the next fiscal year, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $900 in fiscal 2005, $100 in fiscal 2006, $100 in fiscal 2007 and $300 in fiscal 2008 and beyond.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Summary of Accrued Restructuring Charges May 2003 Restructuring Plan:

The following table is a summary of the accrued restructuring charges as at December 31, 2003:

	Total Charges Expected to be Incurred	Accrued Restructuring Charges at June 30, 2003	Total Charges Incurred from July 1, 2003 to December 31, 2003	Cash Payments	Accrued Restructuring Charges at December 31, 2003
	(in millions)
Workforce reduction and other personnel costs	$4.8	$3.2	$0.5	$2.8	$0.9
Consolidation of excess facilities	4.1	—	3.8	1.6	2.2

Total	$8.9	$3.2	$4.3	$4.4	$3.1

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

In connection with the May 2003 restructuring plan discussed above, which included a further reduction in space utilized at the Company’s Santa Clara, California facility, the Company reviewed market sublease rates in that region. Based on information supplied to the Company by its external real estate advisors, the Company concluded that the sublease market would not recover in the timeframe that it had originally estimated due to the continued softening of sublease rates in that market, and that this required an adjustment to increase the facility related accrual recorded in June 2001 by $6,743. This adjustment was charged to the restructuring charges line in the consolidated statement of operations in the second quarter of 2003.

In July 2003, the Company signed a settlement and general release agreement with Zix Corporation, which resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Zix Corporation being settled at a value significantly less than the accrued $2,750 obligation at June 30, 2003. Under the settlement agreement, Entrust paid Zix Corporation $700 in July in fulfillment of all remaining obligations. This settlement resulted in the reversal of an accrual by the Company of $2,050, which was recorded through the restructuring charges line in the consolidated statement of operations in the third quarter of 2003.

The Company continues to evaluate ongoing possibilities to settle its June 2001 restructuring obligations in the most cost-effective manner and, therefore, has classified them as current in nature. However, the current obligations would require the Company to fund $3,700 of its accrued restructuring charges for the June 2001 restructuring before the end of the next fiscal year, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,000 in fiscal 2005, $3,400 in fiscal 2006, $5,000 in fiscal 2007 and $17,200 in fiscal 2007 and beyond.

(a)    Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges for the June 2001 plan at December 31, 2003, 2002 and 2001:

	December 31, 2003
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$0.1	$0.1	$—	$—
Consolidation of excess facilities	29.9	4.5	6.7	32.1
Discontinuance of non-core products and programs	3.2	0.9	(2.1)	0.2

Total	$33.2	$5.5	$4.6	$32.3

	December 31, 2002
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$2.3	$2.3	$0.1	$0.1
Consolidation of excess facilities	34.6	4.6	(0.1)	29.9
Discontinuance of non-core products and programs	10.1	5.8	(1.1)	3.2

Total	$47.0	$12.7	$(1.1)	$33.2

	December 31, 2001
	Accrued Restructuring Charges at June 30, 2001	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$13.5	$11.1	$(0.1)	$2.3
Consolidation of excess facilities	38.2	4.6	1.0	34.6
Discontinuance of non-core products and programs	13.8	2.8	(0.9)	10.1

Total	$65.5	$18.5	$—	$47.0

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

As at December 31, 2003, the Company had estimated a total of $24,200 of sublease recoveries in our restructuring accrual. Of this amount, $24,000 is related to the Santa Clara facility. In addition, $9,600 of the $24,200 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

(b)    Summary of Charges in 2001

As a result of the restructuring program in 2001 and the impact of the macroeconomic conditions on the Company and its global base of customers, the Company recognized restructuring and special non-recurring charges totaling of $433,600 in the second fiscal quarter of 2001, with subsequent adjustments in the third and fourth quarter of 2001 of $1,400, as outlined below:

	Accrued Restructuring Charges	Other Special Non-recurring Charges	Total Special Charges through June 30, 2001	Adjustments Recorded July 1, 2001 to Dec. 31, 2001	Total Special Charges through Dec. 31, 2001
	(in millions)
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

(e)    Discontinuance of Non-Core Products and Programs

In support of the restructuring objective to reduce costs and focus the Company on core technologies, the Company discontinued several non-core products and programs. The discontinued products and programs, totaling $12,900, are primarily related to the Company’s services business initiatives and to certain desktop applications for which the Company has not achieved the growth and profitability targets in line with its core products and financial objectives. The restructuring charge also includes costs related to the exit of certain marketing events and programs that had been committed to prior to the restructuring, but which are being cancelled due to the change in corporate focus. The cash outflow related to the majority of these items was substantially incurred by the end of the first quarter of fiscal 2002.

The discontinuance of products and programs, and expenses related to rebranding of the Company and its products, resulted in $6,500 of special non-recurring charges, which was primarily recorded in sales and marketing expenses.

(f)    Impairment of Goodwill, Purchased Product Rights and Other Intangible Purchased Assets

Due to the decline in the Company’s market capitalization, the decline in current overall business conditions within its target market segments and the restructuring program, the Company completed an assessment of the recoverability of goodwill on its balance sheet, in accordance with APB Opinion No. 17 and the relevant guidance in SFAS No. 121. This impairment analysis indicated that the carrying amount of the goodwill, purchased product rights and other purchased intangible assets of the enCommerce and r 3 acquisitions will not be recovered through the estimated undiscounted future cash flows. The Company then completed an analysis of the discounted future cash flows from the enCommerce acquisition and the r 3 acquisition. The result of this analysis was a charge of $327,000 related to the impairment of goodwill, purchased product rights and other purchased intangible assets. Goodwill, purchased product rights and other purchased intangibles from the enCommerce acquisition account for $325,400 of the impairment. This acquisition failed to meet the financial planning forecasts made at the time of the acquisition due largely to the change in the economic conditions since the time of the acquisition and in part due to additional product development and maintenance costs related to the GetAccess ™ product that were estimated to be required in the future and were not known at the time of the

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

acquisition. The remaining $1,600 of goodwill impairment is the result of the r 3 acquisition, which was impacted primarily by the workforce restructuring.

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

The Company recorded charges related to other than temporary declines in the value of certain strategic investments of $10,800 in 2001. During 2002, the Company recorded additional impairments of $1,200. These impairments were related to our investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001. One investment was impaired due to an other than temporary decline in value which was triggered by a significant impact of foreign currency exchange rates on the company. As of December 31, 2002, the Company has recorded a total of $12,000 of impairments with respect to its long-term strategic investments. Further write-downs were recorded in 2003 related to the Company’s remaining investment in Modulo Security Solutions in Brazil. See Note 2 (g) for additional information.

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

4.    Equity Investment in Entrust Japan

On April 12, 2002, the Company increased its investment in the voting capital of Entrust Japan from an ownership share of less than 10% to approximately 37%. In exchange for additional shares in Entrust Japan, the Company converted a previous cash deposit of $524, contributed cash of approximately $957, contributed Entrust software product valued at $385 and contributed distribution rights for certain Entrust products for the Japanese market. The Company’s increased investment follows additional investments made by Toyota and SECOM in the fourth quarter of 2001. The Company concluded that because of the additional investment and increased voting ownership, as of the second quarter of 2002, it has the potential ability to exercise significant influence over the operations of Entrust Japan. Therefore, beginning in the same period of 2002, the Company began accounting for its investment in Entrust Japan under the equity method, in accordance with the provisions of APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. Accordingly, as required by this accounting guidance, the Company has included its share of post-acquisition losses of Entrust Japan in the amount of $603 and $602 for the years ended December 31, 2003 and 2002, respectively, in its consolidated losses for those fiscal years. As a result, the Company has recorded cumulative losses from its investment in Entrust Japan of $1,205, since its increased investment in the second quarter of 2002. In addition, in 2002, the Company made a retroactive adjustment to consolidated accumulated deficit to record its share of the post-acquisition losses of Entrust Japan of prior years, attributable to the less than 10% ownership prior to the

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

increased investment, to the extent of the Company’s previous investment of $393. Prior year’s comparative results have not been impacted due to the fact that this retroactive adjustment would only affect the results of periods prior to those shown here.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), issued in January 2003, requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as special-purpose entities (SPEs). FIN No. 46 also requires the disclosure of certain information relating to consolidated VIEs or VIEs in which a company holds a significant variable interest, including disclosure of the nature, purpose, size and activities of these VIEs. The provisions of FIN No. 46 were effective immediately for any interests in variable interest entities created after January 31, 2003. Adoption of FIN No. 46 for entities created prior to February 1, 2003 is required for the first reporting period ending after March 15, 2004, which for the Company is the quarter ending March 31, 2004. The Company is currently evaluating the applicability of FIN No. 46 to its investment in Entrust Japan and the possible impact on its consolidated results of operations and consolidated balance sheet.

5.    Acquisition Related Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets”, which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company adopted SFAS No. 142 as of January 1, 2002. This adoption has affected the amortization of intangibles attributable to past acquisitions.

The primary components of acquisition-related intangible assets, including goodwill and purchased product rights, are as follows:

	December 31,
	2003	2002
Goodwill	$11,186	$6,436
Reclassification from other purchased intangibles	—	4,750

Goodwill, net	11,186	11,186

Other purchased intangibles	—	4,750
Reclassification to goodwill	—	(4,750)

Other purchased intangibles, net	—	—

Total goodwill and other purchased intangibles, net	$11,186	$11,186

Purchased product rights	$1,702	$2,838
Less: accumulated amortization	(568)	(1,136)
Less: impairment of carrying value	(1,134)	—

Purchased product rights, net	$—	$1,702

Upon adoption of SFAS No. 141 and 142, the Company evaluated the classification of the other purchased intangibles of $4,750, which related primarily to non-contractual customer relationships from the enCommerce acquisition. The Company concluded that these intangibles did not meet the criteria in SFAS No. 141 for separate recognition and, therefore, reclassified them as goodwill in 2002.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

6.    Investments

The Company’s investments consist of the following:

	December 31,
	2003	2002
Short-term marketable investments:
Held to maturity, at amortized cost:
U.S. government agency debt securities	$—	$7,889
Corporate debt securities	54,386	78,091

Total	$54,386	$85,980

Long-term investments:
Marketable, held to maturity, at amortized cost:
U.S. government agency debt securities	$—	$—
Corporate debt securities	12,379	13,423

Total long-term marketable	$12,379	$13,423

Strategic:
Other equity securities, at cost	$—	$2,858

Equity:
Entrust Japan Co., Ltd., equity basis	$660	$1,264

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

7.    Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2003	2002
Computer and telecom equipment	$13,535	$10,708
Furniture and fixtures	4,824	4,308
Leasehold improvements	9,980	9,431
Internal-use software	5,509	4,811

	33,848	29,258
Less: accumulated depreciation and amortization	(26,170)	(16,463)

Total property and equipment, net	$7,678	$12,795

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

8.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2003	2002
Payroll and related benefits	$6,643	$8,037
Other	2,976	2,503

	$9,619	$10,540

9.    Income Taxes

The following table presents the U.S. and foreign components of loss before income taxes and the provision for income taxes.

	Year Ended December 31,
	2003	2002	2001
Loss before income taxes:
United States	$(25,342)	$(9,665)	$(519,062)
Foreign	(10,083)	(6,904)	(22,782)

	$(35,425)	$(16,569)	$(541,844)

Provision for income taxes:
Current:
Federal	$—	$—	$—
State and local	(29)	(129)	(147)
Foreign	(412)	(1,221)	(1,681)

	(441)	(1,350)	(1,828)

Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$(441)	$(1,350)	$(1,828)

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

A reconciliation between income taxes computed at the federal statutory rate and income tax (provision) benefit is shown below:

	Year Ended December 31,
	2003	2002	2001
Income tax benefit at federal statutory rate	$12,044	$5,633	$184,227
State and local taxes, net of federal benefits	1,069	(200)	5,599
Foreign earnings benefit at different rate	123	161	1,975
Amortization and impairment of goodwill and other purchased intangibles	(579)	(386)	(131,546)
Foreign research and development tax credits	784	1,390	1,719
Other	965	(4,540)	1,246
Valuation allowances on future benefits of tax losses and credits available	(14,847)	(3,408)	(65,048)

Total provision for income taxes	$(441)	$(1,350)	$(1,828)

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company’s net deferred tax benefits (liabilities) are as follows:

	December 31,
	2003	2002
Current asset (liability):
Accrued restructuring charges	$13,080	$19,344
Other allowances and accruals	740	1,478
Deferred income	21	(415)

Total	13,841	20,407

Non-current asset:
Property, plant, equipment and intangibles	6,788	5,014
Write-downs of strategic investments	5,409	4,823
United States and Foreign NOL and tax credit carry-forwards	103,196	83,967

Total	115,393	93,804

Total deferred tax asset	129,234	114,211
Valuation allowance	(129,234)	(114,211)

Net deferred tax asset	$—	$—

United States and foreign NOL and tax credit carry-forwards include $15,160 and $14,984 at December 31, 2003 and December 31, 2002, respectively, related to NOL carry-forwards resulting from the exercise in 2003 and 2002 of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forward and research and development credits of approximately $12,937 from enCommerce at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

As at December 31, 2003, the Company has net operating loss carry-forwards of approximately $250,017. Of that total approximately $198,989 relate to the United States operations and will expire at various dates in the years 2012 to 2023. The balance of approximately $51,028 relates to foreign operations, which will expire at various dates in the years 2005 to 2011. In addition, the Company has $903 of United States research and development credits expiring at various dates between 2016 and 2019 and foreign research and development tax credits of $8,795 expiring at various dates between 2007 and 2013.

10.    Long-Term Liabilities

The balance of long-term liabilities at December 31, 2003 and 2002 consists primarily of long-term deposits received in connection with the sub-leasing of various United States facility locations.

11.    Capital Stock

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

(b)    Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock would have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as determined by the Board of Directors. As of December 31, 2003, the Company had not issued any shares of Preferred stock.

(c)    Stock Repurchase Program

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. As of December 31, 2003, the Company has repurchased 2,229,200 shares of its Common stock under this program, for a total cash outlay of $5,937, at an average price of $2.66 per share, including commissions paid to brokers. On July 22, 2003, the Company announced that its Board of Directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the new purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased.

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

(d)    Share Registrations

Nortel Networks Inc. had the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. The Company received notice of a demand registration from Nortel Networks Inc. pursuant to its Amended and Restated Registration Rights Agreement, dated as of July 29, 1998, with the Company. The demand was for the registration of all the 7,301,259 shares of the Company’s common stock that Nortel Networks Inc. held at December 31, 2003. The Amended and Restated Registration Rights Agreement was set to expire in August of 2003. The Company complied with that demand and filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand. This Form S-3 was declared effective by the Securities and Exchange Commission on January 30, 2004. On February 3, 2004, Nortel Networks Inc. sold 7,301,259 shares of the Company’s common stock.

12.    Stock Options and Warrants

(a)    Stock Option Plans

The Company has several stock option plans, as described hereunder, that provide for the issuance of an aggregate of 36,260,527 shares of the Company’s common stock.

The 1996 Stock Incentive Plan (the “1996 Plan”) applicable to the Company’s full-time employees, officers, directors and consultants provides for the grant of stock options to purchase up to 20,958,704 shares of the Company’s common stock, of which 9,265,807 shares may be issued in the form of restricted stock awards and other stock-based awards, including shares based upon certain conditions, securities convertible into Common Stock and stock appreciation rights.

The 1999 Non-Officer Employee Stock Incentive Plan (the “1999 Plan”) is applicable to employees, consultants and advisors of the Company and its subsidiaries, other than executive officers, and provides for the grant of stock options to purchase up to 11,600,000 shares of the Company’s common stock, of which 3,102,811 shares may be issued in the form of restricted stock awards and other stock-based awards, including shares based upon certain conditions, securities convertible into Common Stock and stock appreciation rights.

The enCommerce 1997 Stock Option Plan and the enCommerce 1997B Stock Option Plan (collectively, the “enCommerce 1997 Plans”) provided for the assumption of all outstanding options and all outstanding warrants of enCommerce, and authorized an aggregate of 1,701,823 shares for issuance upon the exercise of such options and warrants.

The Special Nonstatutory Stock Option Agreement (the “Special Plan”) provided for the grant of an option to acquire 2,000,000 shares of common stock. Accordingly, the Company has reserved 2,000,000 shares of common stock for issuance under the Special Plan.

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

During 2003, the Company issued a total of 3,300 shares of Common stock to a former member of the Board of Directors in recognition of past service contributions. The Company also issued a total of 18,500 shares of Common stock to current members of the Board of Directors, 10,000 shares of Common stock to a

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

non-employee consultant and 9,000 shares of Common stock to advisory board members. Unearned deferred compensation of $125 and expense of $74 were recorded in operating expenses in 2003 related to the fair value of these shares.

A summary of the activity under the 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans is set forth below:

	Options and Warrants Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	6,324,674	13,220,162	$25.68
Authorized	7,137,101	—
Granted	(9,470,721)	9,470,721	9.55
Cancelled under voluntary stock option exchange program	5,480,261	(5,480,261)	33.82
Forfeited	3,327,658	(3,327,658)	27.28
Exercised	—	(1,422,735)	2.20

Balance at December 31, 2001	12,798,973	12,460,229	11.98
Authorized	5,479,936	—
Restricted stock issued to executive officers and former members of Board of Directors	(18,470)	—
Granted under voluntary stock option exchange program	(5,033,822)	5,033,822	6.75
Granted	(3,399,708)	3,399,708	3.90
Forfeited	3,076,663	(3,076,663)	19.17
Exercised	—	(541,320)	2.15

Balance at December 31, 2002	12,903,572	17,275,776	7.90
Stock and restricted stock issued to former and current members of Board of Directors and non-employee consultant	(40,800)	—
Granted	(3,193,200)	3,193,200	3.18
Forfeited	4,469,608	(4,469,608)	10.61
Exercised	—	(331,063)	2.09

Balance at December 31, 2003	14,139,180	15,668,305	$6.29

The number of outstanding options and warrants exercisable into Common stock was 8,413,831, 8,610,674 and 5,414,036 at December 31, 2003, 2002 and 2001, respectively. The weighted average exercise price of these exercisable outstanding options and warrants was $7.81, $9.09 and $11.57, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The following tables summarize information concerning currently outstanding options and warrants as at December 31, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Live	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	895,395	3.7 years	$1.93	851,153	$1.91
$2.46 to $5.00	5,149,748	8.9 years	3.12	477,305	3.34
$5.01 to $6.72	1,031,502	5.2 years	5.71	814,776	5.82
$6.73 to $6.86	3,259,299	6.1 years	6.75	2,762,018	6.75
$6.87 to $10.00	4,326,533	6.9 years	6.89	2,601,150	6.89
$10.01 to $50.00	970,373	4.6 years	21.02	873,635	21.40
$50.01 to $130.25	35,455	3.9 years	73.87	33,794	73.71

	15,668,305		$6.29	8,413,831	$7.81

The following table sets forth a comparison as of December 31, 2003, of the number of shares subject to options with exercise prices at or below the closing price per share of our Common stock on December 31, 2003 (“In-the-Money” options) to the number of shares of our Common stock subject to options with exercise prices greater than the closing price per share of our Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of December 31, 2003 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,266,408	4,618,735	5,885,143	38%
Out-of-the-Money	7,147,423	2,635,739	9,783,162	62%

Total Options Outstanding	8,413,831	7,254,474	15,668,305	100%

(1)	The closing price of our Common stock was $4.08 on December 31, 2003, as reported by the NASDAQ National Market.

On August 1, 2003, the Company’s Board of Directors authorized a special grant to employees totaling approximately 2,601,400 options to purchase Common stock of the Company. The exercise price on these options was $3.20 per share, which was the market price of the Company’s stock on the date of grant.

(b)    Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) initially authorized the issuance of up to a total of 400,000 shares of Common stock to participating employees. All employees of the Company, including directors of the Company who are employees, and all employees of any participating subsidiaries whose customary employment is more than 20 hours per week and more than five months in any calendar year were eligible to participate in the Purchase Plan.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Under the terms of the Purchase Plan, as amended, the price per share paid by each participant on the last day of an offering period was an amount equal to 85% of the lesser of the fair market value per share of the Common stock on the first business day of an offering period or the last business day of such period.

At the Annual Meeting of Stockholders held April 27, 2001, the stockholders of the Company approved an amendment to the Purchase Plan whereby the Common stock reserved for issuance under the 1998 Plan was increased to 1,000,000 shares.

In April 2003, the Board of Directors elected to terminate the Purchase Plan. Upon termination, all amounts in the accounts of participating employees were refunded.

13.    Net Income (Loss) Per Share

For the years ended December 31, 2003, 2002 and 2001, the antidilutive effect excluded from the diluted net loss per share computation due to options to purchase Common stock under the treasury stock method was 1,142,980, 1,036,944 and 1,984,917 shares, respectively. In addition, options which had exercise prices in excess of the average market price during those periods were also excluded from the computation of diluted net loss per share.

14.    Related Party Transactions

As at December 31, 2003, Nortel Networks owned approximately 7.3 million shares, representing approximately 11% of the Company’s Common stock. Significant related party transactions with Nortel Networks, and affiliated companies, not otherwise disclosed in the financial statements, include the following:

Revenues include sales to Nortel Networks for 2003, 2002 and 2001 of $137, $132 and $119, respectively.

The Company reimburses Nortel Networks for expenses paid by Nortel Networks on behalf of the Company, net of revenues collected by Nortel Networks on behalf of the Company. The net expenses reimbursed amounted to $210 for 2001. The net expenses reimbursed for 2003 and 2002 were insignificant. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

Significant related party transactions with Entrust Japan, an investee accounted for on the equity basis, not otherwise disclosed in the financial statements, include the following:

Revenues include sales to Entrust Japan for 2003, 2002 and 2001 of $2,097, $2,598 and $3,296, respectively.

Entrust Japan reimburses the Company for expenses paid related to employees on secondment to Entrust Japan. The expenses reimbursed in 2003 and 2002 amounted to $593 and $852, respectively. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved. In addition, the Company paid sales commissions and market development and localization fees to Entrust Japan totaling $225, $507 and $367 in 2003, 2002 and 2001, respectively.

Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. The accounts receivable at December 31, 2003, related to Nortel Networks and its affiliates, was insignificant. The accounts receivable at December 31, 2002 related to Nortel Networks was $172. The accounts receivable at December 31, 2003 and 2002, from Entrust Japan was $279 and $424, respectively.

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

Ohana is an entity in the development stage with minimal equity. As a result, the Company concluded that Ohana is a variable interest entity. Ohana’s assets consist primarily of cash and intellectual property. The Company is not the primary beneficiary of Ohana and, accordingly, the convertible loan is recorded in current other receivables in the consolidated balance sheet. The Company’s maximum exposure to Ohana is (i) the $650 zero interest convertible loan and (ii) an obligation to enter into good faith negotiations to invest up to an additional $850 in Ohana if, as a result of negotiations with China Aerospace International Holdings, Inc., the Company enters into a resale or distribution arrangement in China.

Anthony E. Hwang, a director of Entrust, is also the interim Chief Executive Officer of Ohana and a member of Ohana’s Board of Directors. He indirectly controls approximately 15% of the outstanding voting share capital of Ohana.

15.    Commitments and Contingencies

(a)    Lease Commitments

The Company leases administrative and sales offices and certain property and equipment under non-cancelable operating leases that expire at various dates up to 2011, with certain renewal options. Total rent expenses under such leases for 2003, 2002 and 2001 were $6,972, $7,869 and $10,106, respectively. At December 31, 2003, the future minimum lease payments under operating leases were as follows:

	Lease Payments on Utilized Facilities	Lease Payments on Restructured Facilities	Total Lease Payments
2004	$3,613	$6,005	$9,618
2005	3,305	6,053	9,358
2006	3,448	6,141	9,589
2007	3,467	6,299	9,766
2008	3,488	6,420	9,908
Thereafter	5,482	13,829	19,311

Total future minimum lease payments including restructured facilities	$22,803	$44,747	$67,550

In addition to the lease commitments included above, the Company has provided letters of credit totaling $10,700 as security deposits in connection with certain office leases. The Company has non-cancelable subleases of certain facilities included above. Payments to be received under these subleases will total $1,731 in 2004, $1,943 in 2005, $2,655 in 2006 and $131 in 2007, all of which relate to restructured facilities.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(b)    Legal Proceedings

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

16.    Employee Savings Plan

The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching contributions made by the Company totaled $925, $1,094 and $2,627 for 2003, 2002 and 2001, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

17.    Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2003	2002	2001
Non-cash investing and financing activities:
Increases in long-term equity investment in Entrust Japan:
Conversion of advances	$—	$524	$—
Value of Entrust software product inventory exchanged	—	385	—
Income taxes paid, net	$921	$1,829	$1,594

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2003	2002	2001
Revenues:
United States	$42,534	$50,587	$48,634
Canada	16,131	20,764	30,450
Europe, Asia and Other	29,229	31,396	38,881

Total revenues	$87,894	$102,747	$117,965

Segment operating income (loss) before depreciation and amortization, impairments and restructuring charges:
United States	$(11,870)	$(9,561)	$(57,898)
Canada	(969)	(3,417)	(10,140)
Europe, Asia and Other	1,308	2,382	6,975

Total segment operating income (loss) before depreciation and amortization, impairments and restructuring charges	(11,531)	(10,596)	(61,063)

Depreciation and amortization expense:
United States	2,288	2,397	66,739
Canada	5,486	5,478	5,954
Europe, Asia and Other	363	391	738

Total depreciation and amortization	8,137	8,266	73,431

Impairment of intangibles, write-downs of other long-lived assets, and restructuring charges:
United States	8,650	(1,079)	393,058
Canada	4,381	—	9,739
Europe, Asia and Other	592	—	3,186

Total	13,623	(1,079)	405,983

Segment operating income (loss) and consolidated income (loss) from operations:
United States	(22,808)	(10,879)	(517,695)
Canada	(10,836)	(8,895)	(25,833)
Europe, Asia and Other	353	1,991	3,051

Total segment operating income (loss) and consolidated income (loss) from operations	(33,291)	(17,783)	(540,477)

Other income (expense):
United States	(2,534)	1,214	(1,367)
Canada	376	—	—
Europe, Asia and Other	24	—	—

Other income (expense)	(2,134)	1,214	(1,367)

Income (loss) before income taxes:
United States	(25,342)	(9,665)	(519,062)
Canada	(10,460)	(8,895)	(25,833)
Europe, Asia and Other	377	1,991	3,051

Total income (loss) before income taxes	$(35,425)	$(16,569)	$(541,844)

	Year Ended December 31,
	2003	2002	2001
Long-lived assets (generally depreciated over three to five years):
United States	$25,879	$34,188	$31,949
Canada	7,387	9,816	13,753
Europe, Asia and Other	446	721	854

Total long-lived assets	$33,712	$44,725	$46,556

Total assets:
United States	$121,348	$159,143	$191,493
Canada	25,194	26,824	32,916
Europe, Asia and Other	2,210	3,604	4,636

Total	$148,752	$189,571	$229,045

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(c)    Major Customer Information

In 2003 and 2002, no individual customer accounted for 10% or more of revenues. In 2001, a single customer accounted for 11% of revenues, and no other customers accounted for 10% or more of revenues.

The United States government represented 16%, 13% and 10% of total revenues in the years ended December 31, 2003, 2002 and 2001, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 9%, 8% and 6% of total revenues in 2003, 2002 and 2001, respectively. The Canadian government represented 10%, 12% and 16% of total revenues in the years ended December 31, 2003, 2002 and 2001, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 6%, 7% and 5% of total revenues in 2003, 2002 and 2001, respectively.

EXHIBIT INDEX

Exhibit Number	Description	Form	Number

2.1(1)†	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2(2)†	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1(8)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2(10)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

10.1(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.2(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.3(8)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.4(7)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.5(7)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.6(7)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

10.7(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.8(5)	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.9(11)*	1999 Non-Officer Employee Stock Incentive Plan, as amended	10-K	10.15

10.10(8)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.11(8)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.12(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.13(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.14(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

10.15(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

10.16(8)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

10.17(9)*	Option Exchange Agreement dated February 21, 2002 between the Registrant and F. William Conner	10-Q	10.1

10.18(8)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

Exhibit Number	Description	Form	Number

10.19(12)*	Letter Agreement dated August 29, 2003 between the Registrant and Hans Downer	10-Q	10.1

10.20(12)*	Executive Severance Agreement dated September 4, 2003 between the Registrant and Kevin Sullivan	10-Q	10.2

10.21(12)*	Transition Agreement and Release dated September 18, 2003 between the Registrant and Edward J. Pillman	10-Q	10.3

10.22*	Entrust Technologies, Inc. Change in Control Bonus Incentive Plan	Enclosed Herewith

10.23*	Severance and Change in Control Agreement dated February 2, 2004 between the Registrant and F. William Conner	Enclosed Herewith

10.24*	Letter Agreement dated February 2, 2004 between the Registrant and F. William Conner	Enclosed Herewith

10.25*	Severance and Change in Control Agreement dated February 2, 2004 between the Registrant and David J. Wagner	Enclosed Herewith

10.26*	Letter Agreement dated February 2, 2004 between the Registrant and David J. Wagner	Enclosed Herewith

10.27*	Letter Agreement dated February 2, 2004 between the Registrant and Kevin Simzer	Enclosed Herewith

21	Subsidiaries of the Registrant	Enclosed Herewith

23.1	Consent of Ernst & Young LLP	Enclosed Herewith

23.2	Consent of Deloitte & Touche LLP	Enclosed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Enclosed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Enclosed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Enclosed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Enclosed Herewith

*	Management contract of compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-24733).
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-24733).

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24733).
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-24733).
†	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.