Form 10-Q
period 2004-03-31
ENTRUST INC
filed 2004-05-06
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 63,566,734 shares of the registrant’s $.01 par value Common stock outstanding as of May 3, 2004.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)

	MARCH 31, 2004	DECEMBER 31, 2003
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,201	$37,903
Short-term marketable investments	49,330	54,386
Accounts receivable (net of allowance for doubtful accounts of $1,981 at March 31, 2004 and $4,032 at December 31, 2003)	18,284	18,771
Prepaid expenses and other receivables	4,861	3,980

Total current assets	122,676	115,040
Long-term marketable investments	9,005	12,379
Property and equipment, net	6,608	7,678
Goodwill, net	11,186	11,186
Long-term equity investment	451	660
Other long-term assets, net	1,949	1,809

Total assets	$151,875	$148,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,655	$6,192
Accrued liabilities	10,765	9,619
Accrued restructuring charges	33,902	35,426
Deferred revenue	19,830	16,615

Total current liabilities	71,152	67,852
Long-term liabilities	228	228

Total liabilities	71,380	68,080

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 63,570,137 and 63,593,188 issued and outstanding shares at March 31, 2004 and December 31, 2003, respectively	636	636
Additional paid-in capital	778,783	779,339
Unearned compensation	(45)	(51)
Accumulated deficit	(698,849)	(699,368)
Accumulated other comprehensive income (loss)	(30)	116

Total shareholders’ equity	80,495	80,672

Total liabilities and shareholders’ equity	$151,875	$148,752

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
(In thousands, except per share data)
Revenues:
License	$6,506	$7,212
Services and maintenance	16,503	14,492

Total revenues	23,009	21,704

Cost of revenues:
License	508	767
Services and maintenance	7,962	7,942
Amortization of purchased product rights	—	284

Total cost of revenues	8,470	8,993

Gross profit	14,539	12,711

Operating expenses:
Sales and marketing	6,405	8,627
Research and development	4,634	5,910
General and administrative	3,332	3,414

Total operating expenses	14,371	17,951

Income (loss) from operations	168	(5,240)

Other income (expense):
Interest income	264	530
Foreign exchange gain (loss)	425	(41)
Loss from equity investment	(209)	(105)

Total other income	480	384

Income (loss) before income taxes	648	(4,856)
Provision for income taxes	129	174

Net income (loss)	$519	$(5,030)

Net income (loss) per share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)
Weighted average common shares used in per share computations:
Basic	63,582	63,994
Diluted	65,695	63,994

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$519	$(5,030)
Non-cash items in net income (loss):
Depreciation and amortization	1,287	1,662
Unearned compensation amortized	23	8
Loss from equity investment	209	105
Reduction in allowance for doubtful accounts	(1,181)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,663	3,250
(Increase) decrease in prepaid expenses and other receivables	(881)	260
Increase (decrease) in accounts payable	462	(2,871)
Increase (decrease) in accrued liabilities	1,143	(602)
Decrease in accrued restructuring charges	(1,524)	(1,306)
Increase in deferred revenue	3,211	758

Net cash provided by (used in) operating activities	4,931	(3,766)

INVESTING ACTIVITIES:
Purchases of marketable investments	(16,883)	(36,564)
Dispositions of marketable investments	25,313	41,177
Purchases of property and equipment	(104)	(481)
Increase in other long-term assets	(256)	(29)

Net cash provided by investing activities	8,070	4,103

FINANCING ACTIVITIES:
Repayment of long-term liabilities	—	(44)
Repurchase of common stock	(970)	(2,847)
Increase in long-term deposits	—	12
Proceeds from exercise of stock options and sale of shares under employee stock purchase plan	397	236

Net cash used in financing activities	(573)	(2,643)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(130)	(261)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,298	(2,567)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,903	32,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,201	$29,476

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2004 presentation, namely, the classification of amortization of purchased product rights on the condensed consolidated statements of operations.

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

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income (loss), as reported:	$519	$(5,030)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,619)	(3,828)

Pro forma net loss	$(2,100)	$(8,858)

Net income (loss) per share:
Basic—as reported	$0.01	$(0.08)
Basic—pro forma	$(0.03)	$(0.14)
Diluted—as reported	$0.01	$(0.08)
Diluted—pro forma	$(0.03)	$(0.14)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three months ended March 31, 2004 and March 31, 2003 was estimated at $3.86 and $2.38 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Expected option life, in years	5	5
Risk free interest rate	3.02%	3.03%

Dividend yield	—	—
Volatility	106%	114%

The Company recorded amortization of unearned compensation of $23 and $8 into compensation expense for the three months ended March 31, 2004 and 2003, respectively, related to options granted to non-employees in a prior year.

Stock Option Plans

The following tables summarize information concerning outstanding options and warrants as at March 31, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	755,082	3.6 years	$1.89	715,121	$1.86
$2.46 to $4.99	6,354,903	8.9 years	3.52	526,916	3.32
$5.01 to $6.72	679,341	6.6 years	5.50	526,441	5.57
$6.75 to $6.86	3,085,184	5.7 years	6.75	2,735,005	6.75
$6.87 to $10.00	4,323,683	7.1 years	6.89	2,702,829	6.89
$10.01 to $50.00	695,899	5.9 years	21.31	626,089	21.83
$50.01 to $112.50	23,675	4.1 years	78.78	23,346	78.96

Total:	15,917,767		$5.96	7,855,747	$7.46

The following table sets forth a comparison as of March 31, 2004, of the number of shares subject to options with exercise prices at or below the closing price per share of our Common stock on March 31, 2004 (“In-the-Money” options) to the number of shares of our Common stock subject to options with exercise prices greater than the closing price per share of our Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of March 31, 2004 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,185,787	4,415,148	5,600,935	35%
Out-of-the-Money	6,669,960	3,646,872	10,316,832	65%

Total Options Outstanding	7,855,747	8,062,020	15,917,767	100%

(1)	The closing price of our Common stock was $4.36 on March 31, 2004, as reported by The NASDAQ National Market.

NOTE 3. EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. (“Entrust Japan”)

The Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $209 for the three months ended March 31, 2004 in its consolidated losses for the current fiscal year. The Company has recorded cumulative losses from its investment in Entrust Japan of $1,414, since its increased investment in the second quarter of 2002.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), issued in January 2003, requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The Company has evaluated the applicability of FIN No. 46 to its investment in Entrust Japan and the possible impact on its consolidated results of operations and consolidated balance sheet. Entrust Japan is a private Japanese corporation founded in June 1998. Entrust Japan is engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market. Entrust Japan has an exclusive license to market and sell Entrust products in Japan. They also provide professional services and support for the software solutions that they sell. Entrust Japan generates annual revenues of approximately $4,000, with total assets of approximately $3,500 at March 31, 2004. Entrust made an original investment of $393 for approximately 10% of the common stock. In April 2002, the Company increased its investment to the current approximately 37% through the contribution of $1,481 of cash and cash deposits, $385K of Entrust products and exclusivity rights. The cash equity investment that Entrust has made totals $1,881 plus $385 of in-kind investment. The Company has concluded that the $1,881 represents its total equity at risk and would be the maximum exposure to loss as a result of its involvement with the variable interest entity. In addition, we do not have any obligation to provide additional cash funding to them. The Company has concluded that Entrust Japan meets the definition of a VIE, as described in FIN No. 46, as it does not have an equity investment at risk that is sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although the Company holds a significant variable interest, it has determined that it is not the primary beneficiary of Entrust Japan because the Company’s interests do not give it a majority of the expected losses and residual returns of the entity. Accordingly, there was no impact on the Company’s consolidated results of operations and consolidated balance sheet, as a result of the adoption of FIN No. 46.

NOTE 4. STOCK REPURCHASE PROGRAM AND SHARE REGISTRATIONS

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the new purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. During the three months ended March 31, 2004, the Company repurchased 191,650 shares of its Common stock for a total cash outlay of $970, or an average price of $5.06 per share, including commissions paid to brokers. As of March 31, 2004, the Company has repurchased 2,420,850 shares of its Common stock under this program, for a total cash outlay of $6,907, at an average price of $2.85 per share, including commissions paid to brokers.

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

Nortel Networks Inc. had the right to sell its shares under Rule 144 of the Securities Act of 1933 or through the exercise of demand registration rights. The Company received notice of a demand registration from Nortel Networks Inc. pursuant to its Amended and Restated Registration Rights Agreement, dated as of July 29, 1998, with the Company. The demand was for the registration of all the 7,301,259 shares of the Company’s common stock that Nortel Networks Inc. held at December 31, 2003. The Amended and Restated Registration Rights Agreement was set to expire in August of 2003. The Company complied with that demand and filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 31, 2003, as a result of that demand. This Form S-3 was declared effective by the Securities and Exchange Commission on January 30, 2004. On February 3, 2004, Nortel Networks Inc. sold all 7,301,259 shares of the Company’s common stock that they owned.

NOTE 5. RECOVERY OF ACCOUNT RECEIVABLE UNDER SETTLEMENT AGREEMENT

During the first quarter of 2004, the Companny reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because it had been determined that the likelihood of full payment was less than probable, despite the fact that the Company had undertaken all avenues of collection available to it, including litigation. As part of the process of pursuing collection through the court system, the Company entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of approximately $2,000 was assured upon execution of a new agreement, half of which was received prior to March 31, 2004, while the other half remained in accounts receivable at that date and was collected in April 2004. In total, the Company reduced its allowance for doubtful accounts by approximately $2,000 due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance for bad debts that had previously been set up against this receivable. The remaining allowance in the amount of $1,300 was reversed against sales and marketing expenses as a recovery of this bad debt.

NOTE 6. ACCRUED RESTRUCTURING CHARGES

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

The Company continues to evaluate ongoing possibilities to settle its May 2003 restructuring obligations in the most cost-effective manner and, therefore, has classified them as current in nature. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $1,000 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2004, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $900 in fiscal 2005, $100 in fiscal 2006, $100 in fiscal 2007 and $300 in fiscal 2008 and beyond.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at March 31, 2004:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2004
	(in millions)
Workforce reduction and other personnel costs	$0.9	$0.4	$0.5
Consolidation of excess facilities	2.2	0.3	1.9

Total	$3.1	$0.7	$2.4

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

The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company’s facility in Santa Clara, California. These costs are payable contractually over the remaining term of the Santa Clara facility lease, which runs through 2011, reduced by estimated sublease recoveries. The discontinuance of non-core products and programs was primarily related to the discontinuance of certain of the Company’s business program initiatives and certain applications that had not achieved their growth and profitability objectives. In addition, the Company withdrew from certain committed marketing events and programs. The cash outflow related to the majority of these discontinued products and programs was substantially completed by the end of the second quarter of 2002, while remaining marketing and distribution agreement obligations related to certain discontinued products were settled in the third quarter of 2003. The Company had initiated all actions required by the restructuring plan by the end of the second quarter of 2002.

The Company continues to evaluate ongoing possibilities to settle its June 2001 restructuring obligations in the most cost-effective manner and, therefore, has classified them as current in nature. However, the current obligations would require the Company to fund

$2,900 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2004, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,000 in fiscal 2005, $3,400 in fiscal 2006, $5,000 in fiscal 2007 and $17,200 in fiscal 2007 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the June 2001 plan at March 31, 2004:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2004
	(in millions)
Consolidation of excess facilities	$32.1	$0.7	$31.4
Discontinuance of non-core products and programs	0.2	0.1	0.1

Total	$32.3	$0.8	$31.5

As of March 31, 2004, the Company had estimated a total of $23,600 of sublease recoveries in our restructuring accrual. Of this amount, $23,400 is related to the Santa Clara facility. In addition, $9,000 of the $23,600 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 7. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three months ended March 31, 2004, the number of shares of Common stock issuable upon exercise of options under the treasury stock method included in the diluted net income per share computation was 2,113,541 shares. For the three months ended March 31, 2003, the 673,636 shares of Common stock issuable upon exercise of options under the treasury stock method were excluded from the diluted net loss per share computation due to their antidilutive effect. In addition, options which had exercise prices in excess of the average market price during those periods were also excluded from the computation of diluted net loss per share.

In the three months ended March 31, 2004, the Company issued 168,599 shares of Common stock related to the exercise of employee stock options.

NOTE 8. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At March 31, 2004, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at March 31, 2004, the Company does not hold any available for sale marketable investments.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital at March 31, 2004. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. To date, the Company has recorded impairments totalling $14,818 with respect to these investments, as a result of other than temporary declines in fair value.

These strategic investments had a net remaining carrying value of $nil and $2,858 at March 31, 2004 and 2003, respectively.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately 37% of the voting share capital of Entrust Japan that is accounted for by the Company using the equity method of accounting for investments in common stock. See Note 3 for additional discussion.

The Company recorded revenues representing less than 1% of total revenues in each of the three months ended March 31, 2004 and 2003, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost. In addition, revenues recorded by the Company from Entrust Japan represented approximately 2% and 3% of total revenues in the three months ended March 31, 2004 and 2003, respectively.

NOTE 9. SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

The Company conducts business in one operating segment: namely, the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the Chairman and Chief Executive Officer on a geographic basis. Accordingly, the Company has included a summary of the segment financial information, on a geographic basis, as reported to the Chairman and Chief Executive Officer.

Geographic information

Revenues are attributed to specific geographical areas based on where the sales orders originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
United States	$13,051	$11,465
Canada	4,544	3,770
Europe, Asia and Other	5,414	6,469

Total revenues	$23,009	$21,704

Income (loss) before income taxes:
United States	$90	$(1,161)
Canada	358	(3,683)
Europe, Asia and Other	200	(12)

Total income (loss) before income taxes	$648	$(4,856)

	(Unaudited)

	March 31, 2004	December 31, 2003
Total assets:
United States	$116,599	$153,498
Canada	33,294	21,206
Europe, Asia and Other	1,982	3,376

Total	$151,875	$178,080

NOTE 10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited)
	Three Months Ended March 31,
	2004	2003
Net income (loss)	$519	$(5,030)
Foreign currency translation adjustments	(146)	583

Comprehensive income (loss)	$373	$(4,447)

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

NOTE 12. CONTINGENCIES

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. It had come to the Company’s attention that it might have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. The Company has been conducting a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement. At this time, the Company’s self-assessment is nearing completion and, as a result, the Company has been able to make a reasonable estimate of its probable minimum liability. The Company accrued this estimated amount in 2003. Management believes that the self-assessed liability is not material and based on the current information available, that the final outcome will not have a material adverse effect on the Company’s consolidated results of operations or consolidated financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Overview” and “Certain Factors That May Affect Our Business” and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

We are a global provider of Identity and Access Management solutions. Our software enables enterprises and governments to extend their business reach to customers, partners and employees. Our solutions for secure identity management, secure messaging and secure data increase productivity and improve extended relationships by transforming the way transactions are done online. Over 1,250 organizations in more than 50 countries use our proven software and services to turn business and security challenges into secure business opportunities.

We conduct business in one operating segment. We develop, market and sell software solutions that secures digital identities and information. We also perform professional services to install, support and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through a global functional organization.

EXECUTIVE OVERVIEW

We are a global provider of software that helps our customers achieve their goals of securely managing their wide range of identities across different platforms, architectures and devices. Our customer value is achieved when we serve as a trusted advisor to our customer and our products are successfully deployed. We accomplish this by delivering software and services for our customer’s Identity and Access Management needs.

The Identity and Access Management market, commonly called the I&AM market, is the overall segment of the information technology market place that we participate in.

Our products and services provide customers with I&AM solutions, which help to meet their specific needs for Secure Messaging, Secure Identity Management and Secure Data. Our broad set of capabilities in these three areas gives Entrust a strong portfolio in the I&AM market. Customers benefit from their ability to purchase one set of capabilities from Entrust to meet their I&AM needs and have, at the same time, the option to extend their investment in our products and services across the requirements of their business. We believe this is a competitive advantage for us. Our approach of blending best-in-class products and services, whether developed by Entrust or one of its partners, to deliver a comprehensive suite to the market space also goes along well with the trusted advisor role that we have taken with our customers. We have the capabilities to assist our customers across their wide range of needs for I&AM, where many of our competitors can only assist them with respect to a narrow range of needs. We look to continue to grow our market share in the I&AM space.

We sell our products and services in both the enterprise and government market space. In Q1, 2004, 17% of our software sales were in our extended government vertical market, which includes healthcare. This was down from 46% in 2003. A combination of increased enterprise sales in the first quarter and lower government spending drove the change. We are well positioned in both markets, and we see growth opportunities in each area. In the extended government vertical market, we have a strong penetration in the U.S. Federal government market space, the government of Canada, Singapore, Denmark, United Kingdom and across continental Europe. As governments continue to increase spending on e-government initiatives and security projects, we are well positioned to help them in their I&AM needs. In the enterprise market, the need for a deeper integration with partners, suppliers and customers, coupled with the need for security and lower costs, continues to be key drivers for our customers to purchase our offerings. Budgets, timing, and allocation of budget dollars continue to keep us guarded on our growth expectations in the coming year; however, we feel the spending environment is better than it has been in the last two years.

We rely significantly on large deals in each quarter. Our software revenue from our top five customers in a given quarter is on average approximately 17%. In the past we have had quarters where this was a much lower percentage, which has sometimes dramatically reduced both our total revenue and our earnings and earnings per share. Also impacting software revenue has been the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. All of these factors can come into play in impacting our revenue on a quarterly basis.

In order to support our market opportunities, we have a marketing organization focused on creating brand awareness and new business opportunities for the Company. Key branding initiatives include Web advertising, search engine optimization for key word searches, public relations initiatives and sponsorships of key security and government events and forums. One of these key initiatives that has carried over from 2003 to 2004 is our focus on positioning ourselves as a thought leader in information security governance

(ISG). In 2003 we co-chaired a task force for the Business Software Alliance to focus on this issue. The task force launched an in-depth framework for enterprise ISG. Also in 2003, we were selected to co-chair the Department of Homeland Securities Task Force on Cybersecurity. This task force is also looking at the ISG issue, but from a homeland security standpoint. In April of this year, the task force released its findings and is currently working to gain industry and government support for the recommendations. We are hopeful that our work on ISG will position us to be a key component of the quality process that companies adopt to secure their most critical digital resources.

Assisting us in our growth strategy in this market will be our ability to serve as the trusted advisor to our clients. In this capacity we will continue to expand our offerings by building new products and solutions, partnering with technology providers and bringing it all together for the customer with our services offerings. Our services group gives us the capabilities to help our customers deploy a total solution that meets their demands for securing digital identities and information. In Q1, 2004, our services organization achieved their highest quarterly revenue in over two and a half years as they helped support customers in the architecture and deployment of our products and services. Our services group also provides support and maintenance to our customers, which is purchased on an annual basis. We have invested heavily in this area and, with our support and maintenance revenues at a record level in Q1, 2004; we feel the investment is paying off. We remain positive on our outlook for services in 2004. However, budgets, adoption of our software and our leveraging of our services partners are all factors that could impact our ability to create services revenue.

We earn revenue by providing both software and services to our customers. We earn software revenue mainly on a per user basis under a perpetual licensing agreement. We earn services revenue by providing support and maintenance to our customers along with professional services for the planning, architecture and deployment of our products and services. In Q1, 2004, 28% of our revenue was from software sales and 72% was from services. Over the last three years, we have become a more services-led company as we have been focused on helping our customers deploy our products. In 2004, we will continue to focus on providing services to our customers, but we will also look to increase the percentage of software sales in relation to services, primarily through the introduction of new software products.

Over the past three years, we have focused on keeping our cost structure in line with our current revenue opportunity. In the second quarter of 2003, we restructured the Company and established a goal of reaching breakeven by the end of 2003. In the fourth quarter of 2003 we met this goal and produced a $60 thousand net profit. We followed that accomplishment up with a net profit of $519 thousand in Q1, 2004. This achievement was an important step in our strategy of returning the Company to a growth and leadership position in the I&AM market space.

We have a history of providing valued security solutions to our customers. In 2003, we released a number of new products that are beginning to be deployed in the market. Evidence of new product deployment came in the fourth quarter of 2003 and first quarter of 2004, as eight of our top ten deals in the two quarters contained at least one component of our newly released product offerings. Our strong global customer base, our record support and maintenance revenue, increasing professional services revenue, and the deployment of our new and classic products and services are our strengths.

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

BUSINESS OVERVIEW

During the first quarter of 2004, we continued our strategy of focusing on core vertical and geographic markets. Software license revenues decreased 10% from the first quarter of 2003 driven by our lower software transactions closure rate despite a higher average purchase value in the first quarter of 2004. Services and maintenance revenues improved 14% in the first quarter of 2004, due to higher professional services revenues, and record customer support revenues. The breakout by solutions group for software in the quarter was 26% Secure Desktop, 15% Secure Web Portal and 59% Infrastructure. Infrastructure played a higher percentage of revenue as we had a number deals in the Secure Data area that are currently rolling into infrastructure. Entrust Certificate Services continued to gain traction in the SSL Web Server certificate market with their sixth consecutive quarter of revenue growth and highest revenue achievement since entering this market in 1999. The finance vertical accounted for approximately 56% of first quarter software revenue, producing its largest contribution to software revenue in nearly four years. Software sales to the enterprise market achieved the highest revenue level in five quarters. Extended Enterprises accounted for 83%, while Extended Government accounted for 17% of the software revenue in the quarter.

Other highlights from the first quarter of 2004 included:

•	Our largest transaction in the quarter involved our Secure Data solution to an industry-owned financial cooperative that supplies secure, standardized messaging services and interface software to financial institutions in over 200 countries. Four of the top five customers in the quarter purchased our Secure Identity Management Solution to provide Identity and Access Management for internal and external use. Two of these customers were global governments, one customer was a large auto manufacturer and the other customer was a large investment fund technology infrastructure provider.

•	Eight out of the top ten software sales in the Q1, 2004 and Q4, 2003 included new product and new solutions that were launched in the middle of 2003. We also had more new customer software transactions compared to Q4, 2003.

•	Services and maintenance revenues reached $16.5 million, the highest level in nearly three years. Our support and maintenance revenues matched Q4, 2003 record levels. This achievement was driven by a record amount of customer support renewals in the quarter.

•	Entrust Cygnacom, a subsidiary of Entrust, Inc. which is focused on providing security services to the U.S. Federal government, achieved their highest revenue level ever. Entrust Cygnacom continues to grow their position as a trusted advisor in meeting the security needs of the U.S. Federal government.

•	Professional services in the United States attained their highest revenues in three years reflecting increased activity in the extended enterprise market.

•	The top five software transactions accounted for 17% of Q1, 2004 revenues, which is in line with our 2003 average of 18%. The average purchase size this quarter was $103,000, an increase of 12% from Q1, 2003. Enterprise software transactions totalled 62, which is consistent with Q4, 2003.

Our key technology-related accomplishments during the first quarter of 2004 included the following:

•	Entrust and Tumbleweed Communications announced a patent cross-licensing agreement intended to expand the companies’ secure messaging initiatives. Under the terms of the agreement, Entrust and Tumbleweed entered into a broad cross-license covering their respective patent portfolios. The agreement covers selected patents and patents issuing from patent applications that have been filed or that may be filed, by either company over the next three years. The cross-license agreement builds on the two companies’ commitment to further the growth of secure Internet communications. This intellectual property exchange will allow each company to continue to innovate and broaden its range of commercial products and services.

•	The Corporate Governance Task Force of the National Cyber Security Partnership (NCSP) released a management framework and call to action to industry, non-profits and educational institutions, challenging them to integrate effective information security governance (ISG) programs into their corporate governance processes. Entrust served as Co-chair of the task force and continued our leadership position in this area.

•	Entrust was a founding member of the Cyber Security Industry Alliance (CSIA), launched in February 2004. The CSIA is a non-profit corporate-membership organization, whose mission is to improve cyber security through public policy initiatives, public sector partnerships, corporate outreach, academic programs, alignment behind emerging industry technology standards and public education. Entrust CEO, Bill Conner, has been selected as the co-chair of the CSIA public policy committee.

•	Entrust and Passlogix®, announced that Entrust has added market-leading Passlogix v-GO SSO® to the Entrust Secure Identity Management Solution. The move enables Entrust to provide customers, such as Czech Telecom, with a complete ‘best-of-breed’ solution that extends across client-server, Web, and Web services environments.

•	Entrust announced that SC Magazine has named the Entrust® USB Token the ‘Best Buy’ in a competitive lab review of hardware authentication products. This recognition distinguishes the hardware authentication product as a leading authentication solution for global enterprises and governments. Under the SC Magazine product review ranking system, the overall rating for the Entrust USB Token was five stars, their highest distinction in a competitive lab review. The Entrust USB Token is an integral component of the Entrust Secure Identity Management solution, helping meet the strong authentication requirements of customers deploying sensitive applications.

•	Entrust was part of an eleven vendor team that in conjunction with the U.S. General Service Administration (GSA) E-Gov E-Authentication Initiative, demonstrated interoperability of the Security Assertion Markup Language (SAML), an OASIS Standard for the exchange of authentication and authorization information.

CRITICAL ACCOUNTING POLICIES

In the first quarter of 2004, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

We are sometimes subject to fiscal funding clauses in our software licensing transactions with the United States government and its agencies. Such clauses generally provide that the license is cancellable if the legislature or funding authority does not appropriate the funds necessary for the governmental unit to fulfill its obligations under the licensing arrangement. In these circumstances, software licensing arrangements with governmental organizations containing a fiscal funding clause are evaluated to determine whether the uncertainty of a possible license arrangement cancellation is a remote contingency. If the likelihood of cancellation is assessed as remote, then the software licensing arrangement is considered non-cancellable and the related software licensing revenue is recognized when all other revenue recognition criteria have been met.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 39% of gross accounts receivable at March 31, 2004, compared to 35% of gross accounts receivable at March 31, 2003. One customer accounted for 20% of net accounts receivable at March 31, 2004. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During the first quarter of 2004, we reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because it was our determination that the likelihood of full payment was less than probable, despite the fact that we had undertaken all avenues of collection available to us, including litigation. As part of the process of pursuing collection through the court system, we entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of $2,000 was assured upon execution of a new agreement, half of which was received prior to March 31, 2004, while the other half remained in accounts receivable at that date and was collected in April 2004. In total, we reduced our allowance for doubtful accounts by approximately $2,000 due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance that had previously been set up against the receivable. The remaining allowance in the amount of $1.3 million was reversed against sales and marketing expenses as a recovery of this bad debt.

As of March 31, 2004, the accounts receivable total is $18.3 million, net of an allowance for doubtful accounts of $2.0 million.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for restructured facilities, of $31.5 million at March 31, 2004, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As of March 31, 2004, we estimated a total of $23.6 million of sublease recoveries in our restructuring accrual. Of this amount, $23.4 million is related to the Santa Clara facility. In addition, $9.0 million of the $23.6 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $2.4 million at March 31, 2004 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at March 31, 2004 includes a total of $0.9 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

Accounting for Long-term Strategic and Equity Investments

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

To date, we have recorded a total of $14.8 million of impairment charges with respect to our long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. We have no other strategic investments recorded as of March 31, 2004.

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

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $209 thousand and $105 thousand in our consolidated losses for the first quarter of 2004 and 2003, respectively. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 37% of its voting stock and, to date, have totalled $1.4 million.

During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, during 2003 and first quarter of 2004, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $451 thousand equity investment in Entrust Japan at March 31, 2004 may be expensed through our operating results in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. However, we do not have any obligation to provide additional cash funding to them. As of March 31, 2004, we believe that there has not been any additional impairment of our investment in Entrust Japan beyond the equity share of losses recorded to date.

In addition, we have concluded, based on our understanding of the facts, that Entrust Japan meets the definition of a VIE, as described in FIN No. 46, as it does not have an equity investment at risk that is sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although we hold a significant variable interest, we believe that we are not the primary beneficiary of Entrust Japan because our interests do not give us a majority of the expected losses and residual returns of the entity. Accordingly, we have not consolidated the results and financial position of Entrust Japan with our consolidated results of operations and consolidated balance sheet for financial reporting purposes.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $129.0 million as of March 31, 2004, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $103.0 million and $26.0 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these NOL’s and tax credit carry-forwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations

Stock-Based Compensation

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At March 31, 2004, a large percentage (approximately 65%) of our outstanding employee stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants to employees under these plans, when the exercise price for options granted under these plans is equal to the market value of the underlying Common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options in these periods. Compensation expense was recognized for our stock-based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to create a net loss in the three months ended March 31, 2004 of $2.1 million and to increase our loss for the three months ended March 31, 2003 to $8.9 million, and consequently, we would have reported a net loss per share of $0.03 and $0.14, respectively. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 2 to our condensed consolidated financial statements, included in this report.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenues:
License	28.3%	33.2%
Services and maintenance	71.7	66.8

Total revenues	100.0	100.0

Cost of revenues:
License	2.2	3.5
Services and maintenance	34.6	36.6
Amortization of purchased product rights	—	1.3

Total cost of revenues	36.8	41.4

Gross profit	63.2	58.6

Operating expenses:
Sales and marketing	27.8	39.8
Research and development	20.2	27.2
General and administrative	14.5	15.7

Total operating expenses	62.5	82.7

Income (loss) from operations	0.7	(24.1)

Other income (expense):
Interest income	1.2	2.4
Foreign exchange gain (loss)	1.8	(0.2)
Loss from equity investment	(0.9)	(0.5)

Total other income	2.1	1.7

Income (loss) before income taxes	2.8	(22.4)
Provision for income taxes	0.5	0.8

Net income (loss )	2.3%	(23.2)%

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

The Company is sometimes subject to fiscal funding clauses in its software licensing transactions with the United States government and its agencies. Such clauses generally provide that the license is cancelable if the legislature or funding authority does not appropriate the funds necessary for the governmental unit to fulfill its obligations under the licensing arrangement. In these circumstances, software licensing arrangements with governmental organizations containing a fiscal funding clause are evaluated to determine whether the uncertainty of a possible license arrangement cancellation is a remote contingency. If the likelihood of cancellation is assessed as remote, then the software licensing arrangement is considered non-cancelable and the related software licensing revenue is recognized when all other revenue recognition criteria have been met.

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

Total Revenues

Total revenues were $23.0 million for the three months ended March 31, 2004, which represented an increase of 6% from the $21.7 million of total revenues for the three months ended March 31, 2003. Total revenues derived from North America of $17.6 million for the three months ended March 31, 2004 represented an increase of 15% from the $15.2 million for the three months ended March 31, 2003, while the total revenues derived from outside of North America of $5.4 million for the three months ended March 31, 2004 represented a decrease of 17% from the $6.5 million for the three months ended March 31, 2003. The overall increase in total revenues in the first three months of 2004 was driven by increased overall services revenue, particularly in the United States, despite weaker license revenues resulting from a reduced closure rate for software transactions when compared to the same quarter of 2003. The effect of the decline in license revenues was felt most strongly in Europe, Asia and other international locales, due to the continued soft economic climate internationally. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. In addition, extended government revenues, which includes healthcare, generated in the United States decreased from $5.5 million in the first quarter of 2003 to $4.3 million in the first quarter of 2004, or 22%. In the three months ended March 31, 2004, one individual customer accounted for 15% of total revenues, while no other customer accounted for more than 10% of total revenues. No individual customer accounted for 10% or more of total revenues in the three months ended March 31, 2003. The United States and Canadian governments represented 15% and 9% of total revenues in the first quarter of 2004, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 9% and 6% of total revenues in the first quarter of 2004.

License Revenues

License revenues of $6.5 million for the three months ended March 31, 2004 represented a decrease of 10% from the $7.2 million for the three months ended March 31, 2003, representing 28% and 33% of total revenues in the respective periods. The decrease in the first quarter of 2004 when compared to the same quarter in 2003 is primarily due to reduced U.S. government spending due to continued delays in budget approvals, driven by the soft economic climate internationally and concerns over the war in Iraq. New project purchases remained subject to governmental budgetary constraints, particularly in the United States. In addition, the global downturn experienced from 2001 through 2003 continues to have a significant impact on information technology projects and the commitments that customers have made to expenditures in this area, with customers buying for their immediate needs, as opposed to buying total project or enterprise wide. Highlighting this trend, we had 62 license revenue transactions (a license revenue transaction is defined as a license sale in excess of $10 thousand) in the first quarter of 2004, down from 74 in the same quarter of 2003, or a 16% decrease. The impact on revenues was partially offset by the fact that the average license revenue transaction size increased from $92 thousand for the first three months of 2003 to $103 thousand for the same period of 2004, or an increase of 12%. In general, the top-five average quarterly license revenue transactions as a percentage of total revenues was consistent from the first quarter of 2003 to the same quarter of 2004 at 17% in each respective quarter. These measures reflect a lower volume of small dollar software license transactions in the first quarter of 2004, particularly in transactions less than $200,000. License revenues as a percentage of total revenues decreased for the three months ended March 31, 2004 compared to the same period in 2004, due to a stronger demand for services, primarily maintenance and support services and North American professional services, relative to the demand for software.

Services and Maintenance Revenues

Services and maintenance revenues of $16.5 million for the three months ended March 31, 2004 represented an increase of 14% from the $14.5 million for the three months ended March 31, 2003, representing 72% and 67% of total revenues in the respective periods. The increase in services revenues is due to strong demand for Entrust’s architecture and deployment services, record support and maintenance revenue and record certificate services revenue. The increase in services revenue in the first quarter of 2004 when compared to the same quarter of 2003 has been driven by increased professional services revenue in the United States, including record revenue from our Entrust CygnaCom division, and support and maintenance revenues, and related support contract renewals, which continue to be at the highest levels in our history. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. Also important to services growth has been the six consecutive quarters of revenue growth in our certificate services (SSL certificates) business, with the first quarter of 2004 representing its highest revenue attainment in three years. Support and maintenance revenues grew $0.8 million for the first three months of 2004 when compared to the same period of 2003, while professional services revenues increased $1.2 million primarily due to a $0.8 million growth in revenues in our Entrust CygnaCom division. The increase in services and maintenance revenues as a percentage of total revenues for the three months ended March 31, 2004 compared to the same period in 2003 reflected the shift in the mix of revenues from license to services and maintenance revenues discussed in the previous section. This shift was largely due to the strength of demand for our services and maintenance business relative to the demand for software.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues and operating expenses associated with sales and marketing, research and development, and general and administrative. Total expenses of $22.8 million for the three months ended March 31, 2004 represented a decrease of 15% from $26.9 million for the three months ended March 31, 2003. The decrease from the first quarter of March 31, 2003 was due to the impact of cost savings associated with our May 2003 restructuring plan of approximately $4.1 million and the collection of a long outstanding receivable for which bad debt expense had been recorded in a previous year, which netted approximately $1.3 million reduction in selling and marketing expenses for the quarter ended March 31, 2004. These savings were partially offset by increased costs in the first quarter of 2004 of $1.3 million related to our corporate bonus plan. As of March 31, 2004, we had 503 full-time employees globally, compared to 665 full-time employees at March 31, 2003. No employees are covered by any collective bargaining agreements.

Cost of Revenues

Cost of License Revenues

Cost of license revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of license revenues was $508,000 for the three months ended March 31, 2004, which represented a 34% decrease from $767,000 for the three months ended March 31, 2003, representing 2% and 4% of total revenues in each of the respective periods. The $0.3 million decrease in third-party royalties was primarily due to a shift in the mix of software sales in the first quarter of 2004 away from products that incorporate third party technology, which resulted in a $0.2 million savings. This also accounted for the decline in cost of license revenues as a percentage of total revenues for the first three months of 2004. In addition, third party royalties decreased by $0.1 million due to the overall lower level of license revenues in the first quarter of 2004 compared to the same quarter of 2003. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $8.0 million for the three months ended March 31, 2004, which represented a 1% increase from $7.9 million for the three months ended March 31, 2003, representing 35% and 37% of total revenues for the respective periods. The slight increase in the cost of services and maintenance revenues in absolute dollars in the first quarter of 2004 compared to the same quarter of 2003 was due to the net effect of decreased costs associated with our May 2003 restructuring, which resulted in a $0.2 million reduction in the cost structure of our professional services team, despite improved revenue performance, offset by increased investment in our support and maintenance team of $0.3 million in the first quarter of 2004. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in the first three months of 2004 compared to the same period of 2003 reflected the fact that we were able to grow services and maintenance revenues, and in turn, total revenues, without significant increases in spending on our services and maintenance cost structure, through improved utilization of existing resources. This decrease in the cost of services and maintenance revenues as a percentage of total revenues in the first quarter of 2004 was partially offset by the lower software revenue performance, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues compared to the same quarter of 2003, whereby services and maintenance revenues as a percentage of total revenues increased to 72% in the first quarter of 2004 from 67% in the first quarter of 2003. As the services and maintenance revenues represented the larger proportion of total revenues and declined less than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues. Without this effect, services and maintenance expenses would have decreased an additional 3% in relation to total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for the three months ended March 31, 2004 and 45% for the three months ended March 31, 2003. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues in the first quarter of 2004, compared to the same quarter of 2003, was primarily due to improved professional services revenues and operating efficiencies achieved in the form of higher productivity and utilization of available professional services resources, particularly in North America, meaning lower relative costs associated with professional services in light of these improved revenues, which resulted in higher margin attainment by our professional services team. These increases in professional services revenues accounted for a seven-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the first three months of 2004 when compared to the same period of 2003. In addition, growth in revenues for our certificate services team resulted in a two-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the first three months of 2004 when compared to the same period of 2003. However, support and maintenance margins declined slightly due to the significant investment made in this team to ensure continued quality of service, which resulted in an offsetting two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected

Operating Expenses

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $6.4 million for the three months ended March 31, 2004 from $8.6 million for the comparable period in 2003. Sales and marketing expenses represented 28% of total revenues for the three months ended March 31, 2004, compared to 40% for the comparable period in 2003. The decrease in absolute dollars was due mainly to the continued management discipline with respect to spending and savings achieved as a result of our May 2003 restructuring, and more specifically due to the collection of a long outstanding receivable, which netted an approximate $1.3 million reduction in selling and marketing expenses in the first quarter of 2004. However, these savings were partially offset by an additional provision of $0.5 million for aged receivables in the first quarter of 2004. The decrease in sales and marketing expenses as a percentage of total revenues for the first quarter of 2004, compared to the same quarter of 2003, reflected the effect of cost savings realized through our May 2003 restructuring and reduced spending through efficiencies and discipline implemented in our sales processes, which decreased sales and marketing expenses as a percentage of total revenues by six-percentage points, a two-percentage point decrease as a result of improved revenue achievement in the first three months of 2004 compared to the same period of 2003, and a six-percentage point decrease due to the bad debt recovery. These savings were partly offset by a two-percentage point increase in sales and marketing expenses as a percentage of total revenues due to new bad debt provisions in the quarter. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and will work with and support the Business Software Alliance Information Security Governance Task Force toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first quarter of 2004, the allowance for doubtful accounts decreased to $2.0 million due primarily to the settlement of a long outstanding receivable discussed above, which had been fully provided for in fiscal 2001, and also due to effective cash collections during the period. As a result, we recorded a net bad debt recovery of $1.2 million in the first quarter of 2004, after providing for the settlement costs related to the recovered bad debt and recording a provision for other aged receivables.

Operating Expenses—Research and Development

Research and development expenses decreased to $4.6 million for the three months ended March 31, 2004 from $5.9 million for the comparable period in 2003. Research and development expenses represented 20% of total revenues for the three months ended March 31, 2004, compared to 27% for the comparable period in 2003. The decrease in research and development expenses in absolute dollars for the three months ended March 31, 2004, compared to the same period in 2003, was due mainly to the continued management discipline in spending and savings achieved as a result of our May 2003 restructuring, which reduced expenses in this area by approximately $1.6 million. This decrease was partially offset by increased compensation costs associated with our corporate bonus plan of approximately $0.3 million in the first quarter of 2004. Research and development expenses as a percentage of total revenues for the three months ended March 31, 2004 decreased compared to the same period in 2003, mainly due to a six-percentage point decrease as a result of reduced spending from the May 2003 restructuring. In addition, the improved revenues during the first quarter of 2004 accounted for a one-percentage point decrease in these expenses as a percentage of total revenues. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $3.3 million for the three months ended March 31, 2004 from $3.4 million for the comparable period in 2003. General and administrative expenses represented 14% of total revenues for the three months ended March 31, 2004, compared to 16% for the comparable period in 2003. General and administrative expenses in absolute dollars remained relatively flat between the first quarter of 2004 and the same quarter in 2003, but this was due to net effect of continued management discipline in these areas, which meant savings of $0.2 million, and the implementation of our restructuring plan in May 2003, which resulted in reduced spending of $0.6 million, offset by increased compensation costs associated with the corporate bonus plan of $0.7 million in the first quarter of 2004. General and administrative expenses as a percentage of total revenues have decreased for the first three months of 2004 compared to the same period of 2003, due in large part to the reduction in spending, which accounted for three-percentage points of the decrease, and improved revenue achievement during the first quarter of 2004, which resulted in an additional one-percentage point decrease, as these expenses include a high degree of fixed costs. However, the increased costs related to the bonus plan resulted in an offsetting three-percentage point increase in general and administrative expenses as a percentage of total revenues in the first quarter 2004, compared to the same period of the prior year. We continue to look for ways to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights

There was no amortization expense in connection with acquisition-related intangibles in the first quarter of 2004. Amortization of purchased product rights of $284,000 was expensed for the three months ended March 31, 2003. This expense was recorded as a component of cost of revenues. No amortization expense was recorded with respect to the purchase product rights in the first quarter of 2004, as this asset had been fully amortized or impaired by the end of 2003.

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

The May 2003 restructuring plan reduced quarterly expenses by approximately $4.8 million with savings distributed as follows:

Cost of services and maintenance revenues	$1.1 million
Sales and marketing	$1.5 million
Research and development	$1.6 million
General and administrative	$0.6 million

Interest Income

Interest income decreased to $264,000 for the three months ended March 31, 2004 from $530,000 for the three months ended March 31, 2003, representing 1% and 2% of total revenues in the respective periods. The decrease in investment income from the first quarter of 2003 to the same quarter of 2004 reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets. The funds invested decreased to $108.5 million at March 31, 2004 from $124.3 million at March 31, 2003. In addition, the decrease was due to the lower interest rates that have been available in 2003 and 2002, compared to the preceding years. In 2003 and 2002, the rate of return on our marketable investments dropped to approximately 1.1% in the first quarter of 2004 compared to a rate of return of just less than 1.3% in the first quarter of 2003.

Loss from Equity Investment

We recorded $209,000 of losses related to our investment in Entrust Japan in the first quarter of 2004, compared to $105,000 of losses in the first quarter of 2003, which is accounted for under the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for the three months ended March 31, 2004 on an equity accounting basis, based on an approximate 37% ownership interest in the voting capital of Entrust Japan.

Provision for Income Taxes

We recorded an income tax provision of $129,000 for the three months ended March 31, 2004, compared to $174,000 for the same period of 2003. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates in these periods primarily due to the amortization of purchased product rights, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $4.9 million in operating activities during the three months ended March 31, 2004. This cash inflow was primarily a result of a net income before non-cash charges of $0.8 million, a decrease in accounts receivable of $1.7 million, an increase in deferred revenue of $3.2 million, and an increase in accounts payable and accrued liabilities of $1.6 million, partially offset by cash outflows resulting from a decrease in accrued restructuring charges of $1.5 million and an increase in prepaid expenses and other receivables of $0.9 million. Our average days sales outstanding at March 31, 2004 was 72 days, which represents an increase from the 71 days that we reported at December 31, 2003. The overall increase in days sales outstanding from December 31, 2003 was mainly due to worse linearity of revenues during the first quarter of 2004, such that 56% of revenues were recorded in the third month of the first quarter compared to 52% in the third month of the fourth quarter of 2003. This effect was largely offset by strong collection efforts during the same period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During the three months ended March 31, 2004, we generated $8.1 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $8.4 million (net of $16.9 million of marketable investment purchases). This was partially offset by $0.4 million invested in property and equipment, primarily for computer hardware upgrades throughout our organization, and other long-term assets.

We used cash of $0.6 million in financing activities during the three months ended March 31, 2004 primarily for the repurchase of our Common stock in the amount of $1.0 million, offset by $0.4 million of cash provided by the exercise of employee stock options.

As of March 31, 2004, our cash, cash equivalents and marketable investments in the amount of $108.5 million provided our principal sources of liquidity. Overall, we generated $3.9 million of cash, cash equivalents and marketable investments during the first quarter of 2004. Although we continue to target operating breakeven, based on sustaining current revenue and operating expense structures, we estimate that we will continue to use cash in fiscal 2004 to satisfy the obligations accrued for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7.0 million shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our Board of Directors, in open market, negotiated or block transactions. In July 2003, we announced that our Board of Directors had agreed to extend the expiry date of the stock repurchase program to September 1, 2004 and to permit the new purchase of up to 7,000,000 shares of the Company’s common stock in addition to the 2,229,200 shares already purchased up to that time. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. Since the announcement of the program, we have repurchased 2,420,850 shares of Common stock for an aggregate purchase price of $6.9 million, of which 191,650 shares were repurchased during the first quarter of 2004 at an aggregate purchase price of $1.0 million.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months

In terms of long-term liquidity requirements, we will need to fund the $33.9 million of accrued restructuring charges at March 31, 2004 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $24.5 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, they are classified as short-term in nature on the financial statements because the Company is continuing to evaluate possibilities to settle this obligation in the most economic manner. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Otherwise, we had no other significant contractual obligations or commitments that were not recorded in our financial statements. A summary of our contractual commitments at March 31, 2004 is as follows:

	As of March 31, 2004 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$23,578	$3,412	$5,951	$9,990	$4,226
Operating lease obligations – restructured facilities	43,166	6,009	12,249	12,724	12,185
Other contractual obligations	—	—	—	—	—

Total	$66,746	$9,421	$18,200	$22,714	$16,411

In addition to the lease commitments included above, we have provided letters of credit totaling $10.7 million as security deposits in connection with certain office leases.

On September 30, 2003, we entered into an agreement with OHANA Wireless, Incorporated, a California corporation (“Ohana”), whereby we advanced Ohana $0.7 million in the form of a zero interest convertible loan. Ohana was formed in July 2003 to design, assemble and install high frequency wireless communication systems. We believe that out security solutions can be integrated with Ohana’s products and we anticipate that an investment in Ohana will assist us in furthering the development of our distribution capability in Asia through technology and distribution partnerships. Ohana intends to close on a Series A Preferred Stock financing by July 31, 2004. Upon the closing of that financing, the loan will automatically convert to Series A Preferred Stock. If the closing does not occur on or before July 31, 2004, the convertible loan will be payable to us on July 31, 2004. On April 15, 2004, we amended the agreement whereby we advanced an additional $0.2 million in the form of an interest bearing loan, which is convertible under the same terms as the original advance in September 2003. This agreement also includes an obligation to enter into good faith negotiations to invest up to an additional $0.9 million in Ohana if, as a result of negotiations with China Aerospace International Holdings, Inc., we enter into a resale or distribution arrangement in China and other investors invest an additional $0.3 million or more on a pari passu basis.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

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

Estimating future revenues is difficult because we ship our products soon after an order is received and, as such, we do not have a significant order backlog. Thus, quarterly license revenues depend heavily upon orders received and shipped within the same quarter. Moreover, we historically have recorded 50% to 70% of our total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. We expect that this concentration of revenues, which is attributable in part to the tendency of some customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2003, 2002 and 2001, our three largest customers accounted for 29%, 18% and 18% of revenues, respectively. In the three months ended March 31, 2004 and 2003, our three largest customers accounted for 39% and 32% of revenues, respectively.

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

The extended government vertical (Governments, including Healthcare) accounted for 17% of our software revenue in the first quarter of 2004 and 45% of software revenue in fiscal 2003. The U.S. and Canadian governments represented 15% and 9% of total revenues, respectively, in the first quarter of 2004, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $31.5 million at March 31, 2004, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $2.4 million at March 31, 2004, could have a material effect on our reported results.

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

In the future, we may establish additional foreign operations, hire additional personnel and establish relationships with additional partners internationally. This expansion would require significant management attention and financial resources and could have an adverse effect on our business, financial condition and results of operations. Although our international sales currently are primarily denominated in U.S. dollars, we may increasingly denominate sales in foreign currencies in the future. In addition, our international business may be subject to the following risks:

•	difficulties in collecting international accounts receivable;

•	difficulties in obtaining U.S. export licenses, especially for products containing encryption technology;

•	potentially longer payment cycles for customer payments;

•	increased costs associated with maintaining international marketing efforts;

•	introduction of non-tariff barriers and higher duty rates;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	difficulties managing personnel, partners and operations in remote locations;

•	and increased complexity in global corporate tax structure.

Any one of these could significantly and adversely affect our business, financial condition or results of operations.

We face additional risks in the Asia Pacific market due to our reliance on joint ventures.

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

The trading price of our Common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations;

•	new products introduced by, or new contracts entered into by, us or our competitors;

•	developments with respect to patents, copyrights or propriety rights;

•	conditions and trends in the security industry;

•	changes in financial estimates by securities analysts;

•	and general market conditions and other factors.

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

The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2004, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY
	(in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$30,364	$—	$—	$—
Investments classified as held to maturity marketable investments	10,184	16,715	22,431	9,005

Total amortized cost	$40,548	$16,715	$22,431	$9,005

Fair value	$40,709	$16,727	$22,489	$9,011

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $4.9 million in 2003, when compared to 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. During the first quarter of 2004, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $6.9 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past March 31, 2004. We do not intend to engage in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the second quarter of 2004.

Risk Associated with Equity Investments

We have a long-term investment in Entrust Japan, which is accounted for in accordance with the equity method. We recorded our share of post-acquisition losses of Entrust Japan, in the amount of $209 thousand and $105 thousand in our consolidated losses for the three months ended March 31, 2004 and 2003, respectively, resulting in cumulative losses recorded to date of $1.4 million. These losses are attributable to our pro rata share of Entrust Japan’s losses in the first quarter of 2004 and 2003, while we had an equity ownership of approximately 37% of their voting stock. During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, in 2003 and the first quarter of 2004, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $451 thousand equity investment in Entrust Japan at March 31, 2004 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. However, we do not have any obligation to provide additional cash funding to them. As of March 31, 2004, we believe that there had not been any additional impairment of our investment in Entrust Japan beyond our equity share of losses recorded to date. However, there are risks associated with joint venture investments, including: failure to agree on budgets, market plans, staffing decisions and changes in strategic direction by one of the partners. If any one of these were to occur, the value of our investment in Entrust Japan could be further adversely affected.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Entrust management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2004 (the end of the period covered by this quarterly report), of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of March 31, 2004.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

Month #1 (January 1, 2004 to January 31, 2004)	—	$—	—

Month #2 (February 1, 2004 to February 29, 2004)	191,650	5.06	191,650

Month #3 (March 1, 2004 to March 31, 2004)	—	—	—

Total	191,650	$5.06	191,650

(1)	On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the new purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. Repurchases under the stock repurchase program may take place from time to time until September 1, 2004, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The Company’s management will determine the timing and amount of shares repurchased based on its evaluation of market and business conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Reports on Form 8-K:

We furnished a Current Report on Form 8-K/A under Items 7(c) and 12 on January 20, 2004, amending our Current Report on Form 8-K that was previously furnished on October 29, 2003 announcing financial results for the third quarter ended September 30, 2003.

We furnished a Current Report on Form 8-K under Items 7(c) and 12 on January 27, 2004, announcing financial results for the fourth quarter ended December 31, 2003.

We furnished a Current Report on Form 8-K under Items 7(c) and 12 on April 21, 2004, announcing financial results for the first quarter ended March 31, 2004.

We filed a Current Report on Form 8-K under Items 4 and 7(c) on May 6, 2004, announcing a change in our certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.

   (Registrant)

Dated: May 6, 2004

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