Form 10-Q
period 2004-06-30
ENTRUST INC
filed 2004-08-04
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

There were 62,710,292 shares of the registrant’s $.01 par value Common stock outstanding as of July 30, 2004.

ENTRUST, INC.

Entrust, Entrust-Ready, and getAccess are registered trademarks of Entrust, Inc., or a subsidiary of Entrust, Inc. Entrust Authority, Entrust TruePass, Entrust GetAccess, Entrust Entelligence, Entrust Cygnacom, are trademarks or service marks of Entrust, Inc., or a subsidiary of Entrust, Inc. All other trademarks and service marks used in this quarterly report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	JUNE 30, 2004	DECEMBER 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$44,389	$37,903
Short-term marketable investments	50,780	54,386
Accounts receivable (net of allowance for doubtful accounts of $1,643 at June 30, 2004 and $4,032 at December 31, 2003)	15,571	18,771
Prepaid expenses and other receivables	4,423	3,980

Total current assets	115,163	115,040
Long-term marketable investments	8,072	12,379
Property and equipment, net	6,133	7,678
Purchased product rights, net	2,759	—
Goodwill, net	12,364	11,186
Long-term equity investment	283	660
Other long-term assets, net	2,759	1,809

Total assets	$147,533	$148,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,494	$6,192
Accrued liabilities	8,769	9,619
Accrued restructuring charges, current portion	4,400	35,426
Deferred revenue	23,880	16,615

Total current liabilities	44,543	67,852
Accrued restructuring charges, long term portion	28,296	—
Other long-term liabilities	1,250	228

Total liabilities	74,089	68,080

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 62,723,465 and 63,593,188 issued and outstanding shares at June 30, 2004 and December 31, 2003, respectively	627	636
Additional paid-in capital	774,467	779,339
Unearned compensation	(32)	(51)
Accumulated deficit	(701,402)	(699,368)
Accumulated other comprehensive income (loss)	(216)	116

Total shareholders’ equity	73,444	80,672

Total liabilities and shareholders’ equity	$147,533	$148,752

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Product	$4,645	$8,948	$11,889	$16,707
Services and maintenance	14,874	13,492	30,639	27,437

Total revenues	19,519	22,440	42,528	44,144

Cost of revenues:
Product	1,310	1,369	2,127	2,537
Services and maintenance	7,183	7,300	14,836	14,841
Amortization of purchased product rights	23	284	23	568

Total cost of revenues	8,516	8,953	16,986	17,946

Gross profit	11,003	13,487	25,542	26,198

Operating expenses:
Sales and marketing	6,430	10,354	12,835	18,981
Research and development	4,282	6,319	8,916	12,229
General and administrative	3,156	3,436	6,488	6,850
Impairment of purchased product rights	—	1,134	—	1,134
Restructuring charges and adjustments	—	11,390	—	11,390

Total operating expenses	13,868	32,633	28,239	50,584

Loss from operations	(2,865)	(19,146)	(2,697)	(24,386)

Other income (expense):
Interest income	281	502	545	1,032
Foreign exchange gain (loss)	133	(239)	558	(280)
Loss from equity investment	(168)	(133)	(377)	(238)

Write-down of long-term strategic investments	—	(2,780)	—	(2,780)

Total other income (expense)	246	(2,650)	726	(2,266)

Loss before income taxes	(2,619)	(21,796)	(1,971)	(26,652)

Provision for (benefit from) income taxes	(66)	146	63	320

Net loss	$(2,553)	$(21,942)	$(2,034)	$(26,972)

Net loss per share:
Basic	$(0.04)	$(0.35)	$(0.03)	$(0.42)

Diluted	$(0.04)	$(0.35)	$(0.03)	$(0.42)

Weighted average common shares used in per share computations:
Basic	63,147	63,401	63,364	63,697
Diluted	63,147	63,401	63,364	63,697

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,034)	$(26,972)
Non-cash items in net loss:
Depreciation and amortization	2,631	4,076
Impairment of purchased product rights	—	1,134
Write-down of long-term strategic investments	—	2,780
Unearned compensation amortized	36	14
Loss from equity investment	377	238
Reduction in allowance for doubtful accounts	(1,431)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,629	5,716
Increase in prepaid expenses and other receivables	(1,093)	(6)
Increase (decrease) in accounts payable	1,030	(1,939)
Decrease in accrued liabilities	(851)	(2,732)
Increase (decrease) in accrued restructuring charges	(2,730)	6,558
Increase in deferred revenue	7,263	4,221

Net cash provided by (used in) operating activities	7,827	(6,912)

INVESTING ACTIVITIES:
Purchases of marketable investments	(35,779)	(195,881)
Dispositions of marketable investments	43,692	211,565
Purchases of property and equipment	(789)	(1,594)
Increase in other long-term assets	(566)	(191)
Purchase of business	(2,676)	—

Net cash provided by investing activities	3,882	13,899

FINANCING ACTIVITIES:
Repayment of long-term liabilities	—	(44)
Repurchase of common stock	(5,558)	(3,691)
Decrease in long-term deposits	—	(2)
Proceeds from exercise of stock options	660	301
Proceeds from sale of shares under employee stock purchase plan	—	223

Net cash used in financing activities	(4,898)	(3,213)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(325)	(488)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,486	3,286
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,903	32,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,389	$35,329

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Minimum future payment obligations relating to purchase transaction	$1,202	$—

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2004 presentation, namely, the classification of amortization of purchased product rights and the reclassification of revenues from the sale of web server certificates from services and maintenance revenues to product revenues on the condensed consolidated statements of operations.

NOTE 2. ACQUISITION OF BUSINESS

On June 18, 2004, the Company completed the acquisition of intellectual property and certain other assets of AmikaNow! Corporation (“AmikaNow”), a privately-held provider of advanced anti-spam, e-mail content scanning and analysis technology, which is a development stage company with negligible revenue, in exchange for $2,676 in cash and $1,293 in guaranteed future payments payable over three years and other acquisition-related costs. In addition, the Company offered employment to certain employees of AmikaNow. Also, the Company may be required to make additional payments of up to a maximum of $2,400, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow for a period of three years following the date of acquisition, if and only if sufficient sale of products take place in this time frame.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $3,969 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $23 has been recorded in the three months ended June 30, 2004, related to purchased product rights and non-contractual customer relationship assets arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, on a preliminary basis, as follows:

	Amortization Period
Purchased product rights	4 years	$2,608
Non-contractual customer relationships	3 years	174
Property and equipment	3 years	9
Goodwill	—	1,178

Total		$3,969

The following unaudited pro forma data summarize the combined results of operations of Entrust, Inc., including the acquired business assets of AmikaNow for the three and six months ended June 30, 2004 and 2003, respectively, as if the acquisition had taken place as of the beginning of the respective periods, and, accordingly, include a full period’s amortization of the assets related to purchased product rights and non-contractual customer relationships in each period shown.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$19,519	$22,440	$42,528	$44,144

Net loss	(2,704)	(22,116)	(2,359)	(27,320)

Basic and diluted net loss per share	(0.04)	(0.35)	(0.04)	(0.43)

These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 3. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

Stock-Based Compensation

Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plans. For all options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and, therefore, no stock-based compensation costs are reflected in earnings for these options. Had compensation costs for the Company’s 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plan been determined based on the fair value of the options at the grant date for awards to employees under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been as follows, on a pro forma basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported:	$(2,553)	$(21,942)	$(2,034)	$(26,792)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,925)	(2,626)	(5,544)	(6,454)

Pro forma net loss	$(5,478)	$(24,568)	$(7,578)	$(33,246)

Net loss per share:
Basic and diluted–as reported	$(0.04)	$(0.35)	$(0.03)	$(0.42)

Basic and diluted–pro forma	$(0.09)	$(0.39)	$(0.12)	$(0.52)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three and six months ended June 30, 2004 was estimated at $3.57, $3.79, compared to $2.19 and $2.32 per option for the three and six months ended June 30, 2003, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected option life, in years	5	5	5	5
Risk free interest rate	3.56%	2.55%	3.15%	2.82%

Dividend yield	—	—	—	—
Volatility	106%	117%	104%	120%

The Company recorded amortization of unearned compensation of $23 and $36 into compensation expense for the three and six months ended June 30, 2004, respectively, related to options granted to non-employees and restricted stock issued to members of the board of directors in a prior period, compared to $6 and $14 for the three and six months ended June 30, 2003, respectively.

Please see the “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, elsewhere in this quarterly report, for additional commentary regarding application of SFAS No. 123 to the Company’s stock-based compensation.

Stock Option Plans

The following tables summarize information concerning outstanding options as of June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.12 to $2.44	583,662	3.2 years	$2.11	550,131	$2.08
$2.45 to $5.00	6,702,882	8.7 years	3.60	664,047	3.43
$5.01 to $6.72	666,426	6.4 years	5.49	546,337	5.54
$6.75 to $6.86	2,851,203	5.7 years	6.75	2,618,700	6.75
$6.87 to $10.00	4,074,850	6.8 years	6.89	2,557,935	6.90
$10.00 to $50.00	682,616	5.7 years	21.41	634,095	21.86
$50.01 to $130.25	21,800	4.2 years	79.99	21,763	79.99

Total:	15,583,439		5.95	7,593,008	7.55

The following table sets forth a comparison as of June 30, 2004, of the number of shares subject to options with exercise prices at or below the closing price per share of the Company’s Common stock on June 30, 2004 (“In-the-Money” options) to the number of shares of the Company’s Common stock subject to options with exercise prices greater than the closing price per share of the Company’s Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of June 30, 2004 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,078,702	4,322,167	5,400,869	35%

Out-of-the-Money	6,514,306	3,668,264	10,182,570	65%

Total Options Outstanding	7,593,008	7,990,431	15,583,439	100%

As a result of the change in the market price for the Company’s Common Stock, only 13% of the total options outstanding at July 30, 2004 were considered to be In-the-Money.

(1)	The closing price of the Company’s Common stock was $4.50 on June 30, 2004, as reported by the NASDAQ National Market.

NOTE 4. EQUITY INVESTMENT IN ENTRUST JAPAN CO., LTD. (“Entrust Japan”)

The Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $168 and $377 for the three and six months ended June 30, 2004 in its consolidated losses for the current fiscal year. The Company has recorded cumulative losses from its investment in Entrust Japan of $1,582, since its increased investment in the second quarter of 2002.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), issued in January 2003 and revised in December 2003, requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The Company has evaluated the applicability of FIN No. 46 to its investment in Entrust Japan and the possible impact on its consolidated results of operations and consolidated balance sheet. Entrust Japan is a private Japanese corporation founded in June 1998. Entrust Japan is engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market. Entrust Japan has an exclusive license to market and sell Entrust products in Japan. They also provide professional services and support for the software solutions that they sell. Entrust Japan generates annual revenues of approximately $4,000, with total assets of approximately $3,400 at June 30, 2004. Entrust made an original investment of $393 for approximately 10% of the common stock. In April 2002, the Company increased its investment to the current approximately 37% through the contribution of $1,481 of cash and cash deposits, and $385 of Entrust products and exclusivity rights. The cash equity investment that the Company has made totals $1,881 plus $385 of in-kind investment. The Company has concluded that the $1,881 amount represents its total equity at risk and would be the maximum exposure to loss as a result of its involvement with Entrust Japan. In addition, we do not have any obligation to provide additional cash funding to them. The Company has concluded that Entrust Japan meets the definition of a VIE, as described in FIN No. 46, as it does not have an equity investment at risk that is sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although the Company holds a significant variable interest, it has determined that it is not the primary beneficiary of Entrust Japan because the Company’s interests do not give it a majority of the expected losses and residual returns of the entity. Accordingly, there was no impact on the Company’s consolidated results of operations and consolidated balance sheet, as a result of the adoption of FIN No. 46.

NOTE 5. RELATED PARTY TRANSACTIONS

On September 30, 2003, the Company loaned OHANA Wireless, Incorporated, a California corporation (“Ohana”), $650 in the form of a convertible loan and additional advances of $300 were made in the second quarter of 2004 pursuant to the loan agreement. On July 19, 2004 the terms of this agreement were replaced with a new convertible loan agreement pursuant to which Entrust extended an additional disbursement of $275, for a total loan of $1,225 plus applicable interest (“Loan”). This Loan will automatically convert into Ohana’s series A preferred stock if Ohana is successful in closing a round of equity financing by October 1, 2004, based on minimum terms set out in the Loan agreement. As security against such Loan, the Company has taken an exclusive license to certain intellectual property from Ohana (such exclusivity subject to certain exclusions to enable Ohana to continue to conduct business in the ordinary course); however, the Company’s exercise of such exclusive rights is subject to the approval of certain shareholders in Ohana including Fil-Fibers, Inc., a British Virgin Islands company. The Company does not expect these loans to be repaid in the near term and therefore, has re-classified these amounts to other long-term assets in recognition of their long-term nature.

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

Ohana is an entity in the development stage with minimal equity. As a result, the Company concluded that Ohana is a variable interest entity. Ohana’s assets consist primarily of cash and intellectual property. The Company is not the primary beneficiary of Ohana and, accordingly, the convertible loan is recorded in other long-term assets in the consolidated balance sheet. The Company’s maximum exposure to Ohana is the $1,225 balance of the existing convertible loan.

Anthony E. Hwang, a director of Entrust, is an officer of the A&E Group which has a controlling interest in Fil-Fibers, a shareholder in Ohana and, therefore, indirectly controls approximately 15% of the outstanding voting share capital of Ohana.

NOTE 6. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. During the three and six months ended June 30, 2004, the Company repurchased 992,090 and 1,183,740 shares, respectively, of its Common stock for a total cash outlay of $4,588 and $5,558, respectively, at an average price of $4.62 and $4.70 per share, respectively, including commissions paid to brokers. As of June 30, 2004, the Company has repurchased 3,412,940 shares of its Common stock under this program, for a total cash outlay of $11,495, at an average price of $3.36 per share, including commissions paid to brokers.

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

NOTE 7. RECOVERY OF ACCOUNT RECEIVABLE UNDER SETTLEMENT AGREEMENT

During the first quarter of 2004, the Company reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because it had been determined that the likelihood of full payment was less than probable, despite the fact that the Company had undertaken all avenues of collection available to it, including litigation. As part of the process of pursuing collection through the court system, the Company entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of approximately $2,000 was assured upon execution of a new agreement, half of which was received prior to March 31, 2004, while the other half remained in accounts receivable at that date and was collected in April 2004. In total, the Company reduced its allowance for doubtful accounts by approximately $2,000 due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance for bad debts that had previously been set up against this receivable. These costs were estimated to be approximately $700 and were accrued upon the execution of the settlement agreement. The remaining allowance in the amount of $1,300 was reversed against sales and marketing expenses as a recovery of this bad debt.

NOTE 8. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk, to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the six months ended June 30, 2004:

Six Months Ended June 30, 2004
Allowance for doubtful accounts, beginning of period	$4,032
Reduction in provision for doubtful accounts, net	(1,431)

Reallocation to accrued liabilities to provide for costs associated with settlement agreement	(698)
Amounts written-off, net of recoveries	(260)

Allowance for doubtful accounts, end of period	$1,643

NOTE 9. ACCRUED RESTRUCTURING CHARGES

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

The workforce portion of the restructuring plan included severance and related costs of $4,813 for 151 positions from all functional areas of the Company and had been significantly completed by December 31, 2003, of which $4,289 was incurred in the second quarter of 2003, with the remaining costs of $524 incurred in the third quarter of 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009, primarily from the excess space in the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization of related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, the Company recorded $3,759 of charges during the third quarter of 2003 relating to these facilities, including $953 for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess capacity in the Company’s facilities and $2,806 for lease obligations related to excess capacity at Company locations for which the cease-use date occurred during the third quarter of 2003. However, the Company recorded $357 in the second quarter of 2003 related to accelerated amortization on the impacted leaseholds and equipment. The total amount of the workforce and facilities charges was $8,929. Of this amount, $4,646 had been incurred by June 30, 2003 and charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2003, while the remaining $4,283 was recorded in the third quarter of 2003.

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to re-classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $800 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2004, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $900 in fiscal 2005, $100 in fiscal 2006, $100 in fiscal 2007 and $300 in fiscal 2008 and beyond.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at June 30, 2004:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at June 30, 2004
	(in millions)
Workforce reduction and other personnel costs	$0.9	$0.5	$0.4
Consolidation of excess facilities	2.2	0.4	1.8

Total	$3.1	$0.9	$2.2

In July 2003, the Company signed a settlement and general release agreement with Zix Corporation, which resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with Zix Corporation being settled at a value significantly less than the accrued $2,800 obligation at June 30, 2003. Under the settlement agreement, the Company paid Zix Corporation $700 in July 2003 in fulfillment of all remaining obligations. This settlement resulted in the reversal of an accrual by the Company of $2,100, which was recorded through the restructuring charges line in the condensed consolidated statement of operations for the third quarter of 2003.

In connection with the May 2003 restructuring plan, which included a further reduction in space utilized at the Company’s Santa Clara, California facility, the Company reviewed market sublease rates in that region. Based on information supplied to the Company, it was concluded that the sublease market would not recover in the timeframe that had originally been estimated due to the continued softening of sublease rates in that market, requiring an adjustment to increase the facility related accrual recorded in June 2001, by $6,743. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2003.

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to re-classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $1,900 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2004, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,000 in fiscal 2005, $3,400 in fiscal 2006, $5,000 in fiscal 2007 and $17,200 in fiscal 2007 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the 2001 restructuring plan at June 30, 2004:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at June 30, 2004
	(in millions)
Consolidation of excess facilities	$32.1	$1.7	$30.4
Discontinuance of non-core products and programs	0.2	0.1	0.1

Total	$32.3	$1.8	$30.5

As of June 30, 2004, the Company had estimated a total of $22,900 of sublease recoveries in our restructuring accrual. Of this amount, $22,700 is related to the Santa Clara facility. In addition, $8,300 of the $22,900 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 10. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three and six months ended June 30, 2004, the antidilutive effect excluded from the diluted net loss per share computation due to options to purchase Common stock under the treasury stock method was 2,113,541 and 1,942,371 shares, respectively, compared to an antidilutive effect of 401,368 and 537,502 shares for the three and six months ended June 30, 2003, respectively. In addition, options which had exercise prices in excess of the average market price during those periods were also excluded from the computation of diluted net loss per share.

In the three and six months ended June 30, 2004, the Company issued 145,418 and 314,017 shares of Common stock related to the exercise of employee stock options.

NOTE 11. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At June 30, 2004, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at June 30, 2004, the Company does not hold any available for sale marketable investments.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital at June 30, 2004. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totalling $14,818 with respect to these investments, as a result of other than temporary declines in fair value.

These strategic investments had no net remaining carrying value at June 30, 2004 and 2003, respectively.

In addition, the Company holds an equity interest in Entrust Japan, which represents approximately 37% of the voting share capital of Entrust Japan that is accounted for by the Company using the equity method of accounting for investments in common stock. See Note 4 for additional discussion.

The Company recorded revenues representing less than 1% of total revenues in each of the three and six months ended June 30, 2004 and 2003, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost.

In addition, sales to Entrust Japan represented 2% of total revenues for each of the three and six months ended June 30, 2004, compared to 3% of total revenues for each of the three and six months ended June 30, 2003.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company operates in three main geographic areas as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
United States	$10,388	$10,339	$23,439	$21,804
Canada	3,427	4,131	7,971	7,901
Europe, Asia and Other	5,704	7,970	11,118	14,439

Total revenues	$19,519	$22,440	$42,528	$44,144

Income (loss) before income taxes:
United States	$(122)	$(18,817)	$(104)	$(19,978)
Canada	(2,596)	(2,956)	(2,166)	(6,639)
Europe, Asia and Other	99	(23)	299	(35)

10dr Total (loss) before income taxes	$(2,619)	$(21,796)	$(1,971)	$(26,652)

	(Unaudited)
	June 30, 2004	December 31, 2003
Total assets:
United States	$114,159	$121,348
Canada	31,632	25,194
Europe, Asia and Other	1,742	2,210

Total	$147,533	$148,752

NOTE 13. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,553)	$(21,942)	$(2,034)	$(26,972)

Foreign currency translation adjustments	(186)	353	(332)	935

Comprehensive loss	$(2,739)	$(21,589)	$(2,366)	$(26,037)

NOTE 14. LEGAL PROCEEDINGS

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

NOTE 15. CONTINGENCIES

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. It had come to the Company’s attention that it might have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. The Company has been conducting a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement. At this time, the Company’s self-assessment is nearing completion and, as a result, the Company has estimated its probable minimum liability. The Company accrued this estimated amount in 2003. The self-assessed liability is not material and, based on the current information available management, believes that the final outcome will not have a material adverse effect on the Company’s consolidated results of operations or consolidated financial condition.

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

We sell our products and services in both the enterprise and government market space. In Q2, 2004, 37% of our product sales were in our extended government vertical market, which includes healthcare. This was up from 17% in Q1, 2004. The increase was driven by key global projects, which have started to increase product purchases. In many of these projects we have been providing services for several quarters and are now realizing the product revenues that are associated with those projects. We are well positioned in both markets, and we see growth opportunities in each area. In the extended government vertical market, we have a strong penetration in the U.S. Federal government market space, the government of Canada, Singapore, Denmark, United Kingdom and across continental Europe. As governments continue to increase spending on e-government initiatives and security projects, we are well positioned to help them in their I&AM needs. In the enterprise market, the need for a deeper integration with partners, suppliers and customers, coupled with the need for security and lower costs, continues to be key drivers for our customers to purchase our offerings. Budgets, timing, and allocation of budget dollars continue to keep us guarded on our growth expectations in the remainder of the year. We do feel the spending environment is better than it has been in the last two years, but this market could still cause quarterly fluctuations in our product revenue attainment.

We rely significantly on large deals in each quarter. Our software revenue from our top five customers in Q2, 2004 was approximately 10% of our total software revenue in that quarter. This was at the low end of our historical range, which is generally between 10% and 25%. The low percentage we achieved in the 2nd quarter of 2004 had a significant impact on our total revenue, our earnings and earnings per share. Also impacting software revenue has been the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. All of these factors can come into play in impacting our revenue on a quarterly basis.

In order to support our market opportunities, we have a marketing organization focused on creating brand awareness and new business opportunities for the Company. Key branding initiatives include Web advertising, search engine optimization for key word searches, public relations initiatives and sponsorships of key security and government events and forums. One of these key initiatives that has carried over from 2003 to 2004 is our focus on positioning ourselves as a thought leader in information security governance (“ISG”). In 2003 we co-chaired a task force for the Business Software Alliance to focus on this issue. The task force launched an in-depth framework for enterprise ISG. Also in 2003, we were selected to co-chair the Department of Homeland Securities Task Force on Cybersecurity. This task force is also looking at the ISG issue, but from a homeland security standpoint. In April of this year, the task force released its findings and is currently working to gain industry and government support for the recommendations. We are hopeful that our work on ISG will position us to be a key component of the quality process that companies adopt to secure their most critical digital resources.

Assisting us in our growth strategy in this market will be our ability to serve as the trusted advisor to our clients. In this capacity we will continue to expand our offerings by building new products and solutions, partnering with technology providers and bringing it all together for the customer with our services offerings. Our services group gives us the capabilities to help our customers deploy a total solution that meets their demands for securing digital identities and information. In Q1, 2004, our services organization achieved their highest quarterly revenue in over two and a half years as they helped support customers in the architecture and deployment of our products and services. Our services revenue declined from its Q1, 2004 record levels, however it did still show meaning full increase of $1.4 million or 11% from the 2nd quarter of 2004. We believe that the investment in services is paying off. We remain positive on our outlook for services in 2004. However, budgets, adoption of our software and our leveraging of our services partners are all factors that could impact our ability to create services revenue.

We earn revenue by providing both software and services to our customers. We earn software revenue mainly on a per user basis under a perpetual licensing agreement. We earn services revenue by providing support and maintenance to our customers along with professional services for the planning, architecture and deployment of our products and services. In Q2, 2004, 24% of our revenue was from software sales and 76% was from services, compared to 40% from software and 60% from services in Q2, 2003. Over the last three years, we have become a more services-led company as we have been focused on helping our customers deploy our products. In 2004, we will continue to focus on providing services to our customers, but we will also look to increase the percentage of software sales in relation to services, primarily through the introduction of new software products.

Over the past three years, we have focused on keeping our cost structure in line with our current revenue opportunity. In the second quarter of 2003, we restructured the Company and established a goal of reaching breakeven by the end of 2003. In the fourth quarter of 2003 we met this goal and produced a $60 thousand net profit. We followed that accomplishment up with a net profit of $519 thousand in Q1, 2004. This achievement was an important step in our strategy of returning the Company to a growth and leadership position in the I&AM market space. In the second quarter of 2004, our product revenues declined $2.6 million from the first quarter, falling short of expectations. While we are disappointed, we remain optimistic about the opportunities we have in the second half of 2004.

We have a history of providing valued security solutions to our customers. In 2003, we released a number of new products that are beginning to be deployed in the market. Evidence of new product deployment came in the second quarter as all five of our top five deals in the quarter contained at least one component of our newly released product offerings. Also key in the second quarter was our acquisition of compliance and anti-spam provider AmikaNow!. The AmikaNow! acquisition allows Entrust to sell products into the corporate and regulated compliance markets and provide a full line of solutions and services that meet growing customer needs in the Identity and Access Management market space.

Our management uses the following metrics to measure performance:

•	Number of product revenue transactions;

•	Average product revenue transaction size;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product and services revenues as a percentage of total revenues and services and maintenance; and

•	Gross profit as a percentage of services and maintenance revenues.

BUSINESS OVERVIEW

During the second quarter of 2004, we continued our strategy of focusing on core vertical and geographic markets. Product license revenues decreased 48% from the second quarter of 2003 and 36% from the first quarter of 2004, driven by our lower software transaction closure rate and lower average purchase value in the second quarter of 2004. Services and maintenance revenues improved 10% from the second quarter of 2003, due to higher professional services and support revenues. However, services and maintenance revenues declined 6% from the first quarter of 2004. The breakout by solutions group for product revenues in the quarter was 72% Secure Identity Management, 14% Secure Data and 14% Secure Messaging. Provisioning and Web Strong Authentication played key roles in second quarter product deals. Entrust Certificate Services continued to gain traction in the SSL Web Server certificate market with their seventh consecutive quarter of revenue growth and highest revenue achievement since entering this market in 1999. Extended Enterprises accounted for 63%, while Extended Government accounted for 37% of the product revenue in the quarter. Extended Government at 37% of product revenue represents an increase of 27% over the first quarter of 2004. The finance vertical accounted for approximately 28% of second quarter product revenue.

Other highlights from the second quarter of 2004 included:

•	Deferred revenue increased by $4.1 million to a balance of $23.9 million, which is the highest level in company history.

•	Services and Maintenance comprised $14.9 million of total revenue. Support and maintenance, the largest component of services and maintenance revenue, continued to experience strong renewals, adding $3.3 million to deferred revenue in the quarter.

•	Entrust Cygnacom, a business unit focused on providing security services to the U.S. Federal government, achieved their highest revenue levels in company history.

•	Entrust Certificate Services achieved its 7th consecutive quarter of revenue growth.

•	We produced cash from operations of approximately $2.9 million for the quarter, representing the second consecutive quarter of positive cash flow from operations.

•	The top five transactions accounted for 10% of Q2, 2004 revenues. The average purchase size this quarter was $90 thousand, down from $103 thousand in Q1, 2004.

Our key technology-related accomplishments during the second quarter of 2004 included the following:

•	We completed the acquisition of certain assets of anti-spam and e-mail compliance company, AmikaNow!. The addition of the capabilities of the AmikaNow! assets will further strengthen and expand the portfolio of products within the Entrust Secure Messaging and Secure Data Solutions to provide enterprise and government customers with comprehensive content analysis and risk mitigation tools for improved compliance with corporate e-mail policies and regulatory guidelines.

•	Bell Canada, Canada’s leading telecommunications company, and Entrust announced our intention to team up to offer a joint suite of comprehensive secure identity and access management services that will enable Enterprise customers to reap the full benefits of an integrated, end-to-end security solution offering. Under this strategic agreement, Bell Canada is planning to commence offering a managed authentication/authorization service enabling solutions – including secure messaging, security for web portals, identity and access management and secure wireless services -- based on and using our products licensed to Bell Canada.

•	We announced that our newly upgraded desktop security platform, Entrust® Desktop Solutions, was the first to be validated by the U.S. National Institute of Standards and Technology’s (NIST) Federal Bridge Enabled Path Validation Module. It also passed rigorous testing against the Public Key Interoperability Test Suite (PKITS) developed by NIST in conjunction with DigitalNet and the National Security Agency (NSA).

•	Entrust TruePass™, an integral part of the Entrust® Secure Identity Management Solution™, was awarded the Canadian Advanced Technology Association Alliance Innovation Award for Outstanding Product Achievement. We received this award for the role that Entrust TruePass software plays in securing online data flow for a first-of-its-kind Statistics Canada project. Entrust TruePass is designed to help meet the strong authentication requirements of customers deploying sensitive applications through the Web, without requiring the deployment of client software.

•	The Entrust® Secure Identity Management Solution achieved OPSEC™ (Open Platform for Security) certification from Check Point Software Technologies Ltd.™, the worldwide leader in securing the Internet. OPSEC certification attests that the certified Entrust products have passed rigorous interoperability testing to provide strong authentication for Check Point’s market-leading VPN-1® software.

•	We announced that the Entrust® Secure Identity Management Solution provides customers with a versatile suite of Web and Web services-based security capabilities, including strong authentication and policy-based authorization, through integration with BEA WebLogic Portal™ 8.1 and BEA WebLogic Server™ 8.1. These capabilities can help enable customers to expand the deployment and use of business applications by protecting sensitive information and transactions from unauthorized access.

CRITICAL ACCOUNTING POLICIES

In the second quarter of 2004, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. We have focused on improving our accounts receivable aging and, as a result, have been able to reduce our corresponding allowance for doubtful accounts in the first half of 2004 in the process. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 38% of gross accounts receivable at June 30, 2004, compared to 43% of gross accounts receivable at June 30, 2003. Two customers accounted for 11% each of net accounts receivable at June 30, 2004. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of June 30, 2004, the total accounts receivable is $15.6 million, net of an allowance for doubtful accounts of $1.6 million compared to $18.8 million, net of an allowance for doubtful accounts of 4.0 million as of December 31, 2003.

During the first quarter of 2004, we reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because it was our determination then that the likelihood of full payment was less than probable, despite the fact that we had undertaken all avenues of collection available to us, including litigation. As part of the process of pursuing collection through the court system, we entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of $2.0 million was assured upon execution of a new agreement, half of which was received prior to March 31, 2004, while the other half remained in accounts receivable at that date and was collected in April 2004. In total, we reduced our allowance for doubtful accounts by approximately $2.0 million due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance that had previously been set up against the receivable. The remaining allowance in the amount of $1.3 million was reversed against sales and marketing expenses as a recovery of this bad debt.

Restructuring and Adjustments

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

As a result of the restructuring plan and the impact of macroeconomic conditions on us and our global base of customers, we recorded restructuring charges of $65.5 million in the second quarter of 2001, with a subsequent reduction of $1.1 million in the first half of 2002. In the second quarter of 2003, we made a further adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan by $6.7 million to reflect a change in our projected sublet lease recoveries for our Santa Clara, California facility. We concluded that this was required as a result of our realization that the market for leased facilities in that region will not recover in the timeframe that we had estimated, as evidenced by significantly lower projected sublease rates for our facility. We also recorded a $2.1 million reduction to our June 2001 restructuring accrual in the third quarter of 2003, as a result of the July 2003 settlement of an existing contractual obligation under a marketing and distribution agreement, at a value significantly less than the full accrued obligation.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for restructured facilities, of $30.5 million at June 30, 2004, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As of June 30, 2004, we estimated a total of $22.9 million of sublease recoveries in our restructuring accrual. Of this amount, $22.7 million is related to the Santa Clara facility. In addition, $8.3 million of the $22.9 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $2.2 million at June 30, 2004 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at June 30, 2004 includes a total of $0.8 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

Accounting for Long-term Strategic and Equity Investments

We assess the recoverability of the carrying value of strategic investments on an on-going basis, but at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies, made in 2000 and 2001, of which we typically own less than 10% of the outstanding stock. We account for these investments under the cost method. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments.

Since 2001, we have recorded a total of $14.8 million of impairment charges with respect to our long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. We have no other strategic investments recorded as of June 30, 2004.

In April 2002, we began accounting for our investment in Entrust Japan under the equity method in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, under the step acquisition method, during the second quarter of 2002, we recorded a retroactive adjustment to consolidated accumulated deficit to record our share of the post-acquisition losses of Entrust Japan for prior years in the amount of $393 thousand, as required by this accounting guidance. This retroactive adjustment is attributable to our pro rata share of losses recorded by Entrust Japan during the period in which we owned less than 10% of its voting stock, to the extent of our previous investment and affected the results of periods prior to those shown here.

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $168 thousand and $377 thousand in our consolidated losses for the three and six months ended June 30, 2004, respectively, compared to $133 thousand and $238 thousand for the three and six months ended June 30, 2003, respectively. These losses are attributable to our pro rata share of Entrust Japan’s losses while we have had an equity ownership of approximately 37% of its voting stock and, to date, have totalled $1.6 million since the second quarter of 2002.

During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, during 2003 and the first half of 2004, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $283 thousand equity investment in Entrust Japan at June 30, 2004 may be expensed through our operating results in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. However, we do not have any obligation to provide additional cash funding to them. As of June 30, 2004, we believe that there has not been any additional impairment of our investment in Entrust Japan beyond the equity share of losses recorded to date.

In addition, we have concluded, based on our understanding of the facts, that Entrust Japan meets the definition of a variable interest entity, as described in FIN No. 46, as it does not have an equity investment at risk that is sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although we hold a significant variable interest, we believe that we are not the primary beneficiary of Entrust Japan because our interests do not give us a majority of the expected losses and residual returns of the entity. Accordingly, we have not consolidated the results and financial position of Entrust Japan with our consolidated results of operations and consolidated balance sheet for financial reporting purposes.

On September 30, 2003, the Company loaned Ohana $650 thousand in the form of a convertible loan and additional advances of $300 thousand were made in the second quarter of 2004 pursuant to the loan agreement. On July 19, 2004 the terms of this agreement were replaced with a new convertible loan agreement pursuant to which Entrust extended an additional disbursement of $275 thousand, for a total loan of $1.225 million plus applicable interest (“Loan”). This Loan will automatically convert into Ohana’s series A preferred stock if Ohana is successful in closing a round of equity financing by October 1, 2004, based on minimum terms set out in the Loan agreement. As security against such Loan, the Company has taken an exclusive license to certain intellectual property from Ohana (such exclusivity subject to certain exclusions to enable Ohana to continue to conduct business in the ordinary course); however, the Company’s exercise of such exclusive rights is subject to the approval of certain shareholders in Ohana including Fil-Fibers, Inc., a British Virgin Islands company. We presently do not expect these loans to be repaid in the near term and therefore, we have classified these amounts as long-term in nature. If the demand for the technologies and products offered by this company materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company. To date, we have not recorded any impairment in connection with this investment.

Provision for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States. In addition, we have based the calculation of our income taxes in each jurisdiction upon inter-company agreements, which could be challenged by tax authorities in these jurisdictions. The income tax accounting process involves our estimating our actual current exposure in each jurisdiction together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue and accrued restructuring charges, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have a valuation allowance of $131.1 million as of June 30, 2004, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $104.5 million and $26.6 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At June 30, 2004, approximately 65% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net earnings for grants to employees under these plans, when the exercise price for options granted under these plans is equal to the market value of the underlying Common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options in these periods. Compensation expense was recognized for our stock based compensation plans in 1998 because the exercise price of some options granted in that period were determined, for accounting purposes, to be below the fair value of the underlying stock as of the grant date for such stock options.

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to increase our net loss to $5.5 million and $7.6 million in the three and six months ended June 30, 2004, respectively, compared to $24.6 million and $33.2 million in the three and six months ended June 30, 2003, respectively, and consequently, increase our net loss per share to $0.09 and $0.12 for the three and six months ended June 30, 2004, respectively, compared to a net loss per share of $0.39 and $0.52 for the three and six months ended June 30, 2003, respectively. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 3 to our condensed consolidated financial statements, included in this report. As an illustration, because of significant movement in the market value of our stock price since June 30, 2004, the percentage of total options outstanding that were considered to be “In the Money” (options with exercise prices at or below the closing market price per share) went from 35% at June 30, 2004 to 13% at July 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited) THREE MONTHS ENDED JUNE 30,		(Unaudited) SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Revenues:
Product	23.8%	39.9%	28.0%	37.8%
Services and maintenance	76.2	60.1	72.0	62.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	6.7	6.1	5.0	5.7
Services and maintenance	36.8	32.5	34.9	33.7
Amortization of purchased product rights	0.1	1.3	—	1.3

Total cost of revenues	43.6	39.9	39.9	40.7

Gross profit	56.4	60.1	60.1	59.3

Operating expenses:
Sales and marketing	33.0	46.1	30.2	43.0
Research and development	21.9	28.2	21.0	27.7
General and administrative	16.2	15.3	15.2	15.5
Impairment of purchased product rights	—	5.1	—	2.6
Restructuring charges and adjustments	—	50.7	—	25.8

Total operating expenses	71.1	145.4	66.4	114.6

Loss from operations	(14.7)	(85.3)	(6.3)	(55.3)

Other income (expense):
Interest income	1.4	2.2	1.3	2.3
Foreign exchange gain (loss)	0.7	(1.0)	1.3	(0.6)
Loss from equity investment	(0.8)	(0.6)	(0.9)	(0.5)
Write-down of long-term strategic investments	—	(12.4)	—	(6.3)

Total other income (expense)	1.3	(11.8)	1.7	(5.1)

Loss before income taxes	(13.4)	(97.1)	(4.6)	(60.4)
Provision for (benefit from) income taxes	(0.3)	0.7	0.2	0.7

Net loss	(13.1)%	(97.8)%	(4.8)%	(61.1)%

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

Total Revenues

Total revenues were $19.5 million for the three months ended June 30, 2004, which represented a decrease of 13% from the $22.4 million of total revenues for the three months ended June 30, 2003. Total revenues were $42.5 million for the six months ended June 30, 2004, which represented a decrease of 4% from the $44.1 million of total revenues for the six months ended June 30, 2003. Total revenues derived from North America of $13.8 million for the three months ended June 30, 2004 represented a decrease of 4% from the $14.4 million for the three months ended June 30, 2003, while the total revenues derived from outside of North America of $5.7 million for the three months ended June 30, 2004 represented an decrease of 29% from the $8.0 million for the three months ended June 30, 2003. Total revenues derived from North America of $31.4 million for the six months ended June 30, 2004 represented an increase of 6% from the $29.7 million for the six months ended June 30, 2003, while total revenues derived from outside of North America of $11.1 million for the six months ended June 30, 2004 represented a decrease of 23% from the $14.4 million for the six months ended June 30, 2003. The overall decline in total revenues in the three and six months ended June 30, 2004 was driven by a reduced closure rate for software transactions, particularly in the second quarter of 2004. The effect of the decline in license revenues was felt most strongly in Europe, Asia and other international locales, due to the continued soft economic climate internationally. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. In addition, extended government revenues, which includes healthcare, generated in the United States decreased from $5.6 million and $11.1 million in the three and six months ended June 30, 2003, respectively, to $4.4 million and $8.6 million in the three and six months ended June 30, 2004, respectively, or a decrease of 21% and 23%, respectively. The United States and Canadian governments represented 19% and 10% of total revenues in the second quarter of 2004, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 15% and 7% of total revenues in the second quarter of 2004. Overall, the United States and Canadian governments represented 17% and 10% of total revenues in the first half of 2004, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 12% and 6% of total revenues in the first half of 2004. No other individual customer accounted for 10% or more of total revenues in the three and six months ended June 30, 2004 and 2003, respectively.

Product Revenues

Product revenues of $4.6 million for the three months ended June 30, 2004 represented a decrease of 48% from the $8.9 million for the three months ended June 30, 2003, representing 24% and 40% of total revenues in the respective periods. Product revenues of $11.9 million for the six months ended June 30, 2004 represented a decrease of 29% from the $16.7 million for the six months ended June 30, 2003, representing 28% and 38% of total revenues in the respective periods. The decrease in product revenues in absolute dollars is primarily due to reduced U.S. government spending resulting from continued delays in budget approvals, the soft economic climate internationally and concerns over the war in Iraq. New project purchases remained subject to governmental budgetary constraints, particularly in the United States. In addition, the global downturn experienced from 2001 through 2003 continues to have a significant impact on information technology projects and the commitments that customers have made to expenditures in this area, with customers buying for their immediate needs, as opposed to buying total project or enterprise wide. Highlighting this trend, we had 101 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the first half of 2004, down from 145 in the first half of 2003, or a 30% decrease. Product revenue transactions in the second quarter of 2004 were 39, compared to 71 in the same quarter last year, representing a 45% decline. In addition, the average license revenue transaction size decreased from $103 thousand in the first half of 2003 to $98 thousand in the first half of 2004, or a decrease of 5%. The top-five license revenue transactions as a percentage of total revenues declined from 23% and 20% for the three and six months ended June 30, 2003, respectively, to 10% and 14% for the three and six months ended June 30, 2004. This decline reflects a lower volume of software license transactions representing greater than $1.0 million in product revenue in the first half of 2004. Product revenues as a percentage of total revenues also decreased for the three and six months ended June 30, 2004 compared to the same period in 2003 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software.

Services and Maintenance Revenues

Services and maintenance revenues of $14.9 million for the three months ended June 30, 2004 represented an increase of 10% from the $13.5 million for the three months ended June 30, 2003, representing 76% and 60% of total revenues in the respective periods. Services and maintenance revenues of $30.6 million for the six months ended June 30, 2004 represented an increase of 12% from the $27.4 million for the six months ended June 30, 2003, representing 72% and 62% of total revenues in the respective periods. The increase in services and maintenance revenues is due to strong demand for Entrust’s architecture and deployment services, as well as significantly improved support and maintenance revenue. The increase in services revenue in the three and six months ended June 30, 2004 when compared to the same periods of 2003 has been driven by increased professional services revenue in the United States, including record revenue from our Entrust CygnaCom division, and support and maintenance revenues, and related support contract renewals, which continue to be at the highest levels in our history. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. Support and maintenance revenues grew $0.7 million for the first six months of 2004 when compared to the same period of 2003, while professional services revenues increased $2.5 million primarily due to a $1.7 million growth in revenues in our Entrust CygnaCom division. The increase in services and maintenance revenues as a percentage of total revenues for the three and six months ended June 30, 2004 compared to the same periods in 2003 reflected the shift in the mix of revenues from product to services and maintenance revenues, largely due to the strength of demand for our services and maintenance business relative to the demand for software.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative, impairment of purchased products rights and restructuring charges. Total expenses of $22.4 million for the three months ended June 30, 2004 represented a decrease of 46% from $41.6 million for the three months ended June 30, 2003. Total expenses of $45.2 million for the six months ended June 30, 2004 represented a decrease of 34% from $68.5 million for the six months ended June 30, 2003. The decrease from the first half of 2003 was due primarily to costs of $12.5 million associated with our May 2003 restructuring that we incurred in the second quarter of 2003, as well as the impact of cost savings associated with our May 2003 restructuring plan of approximately $10.8 million and the collection of a long outstanding receivable for which bad debt expense had been recorded in a previous year, which netted approximately $1.3 million reduction in selling and marketing expenses in the first quarter of 2004. These savings were partially offset by increased costs in the first quarter of 2004 of $1.3 million related to our corporate bonus plan. As of June 30, 2004, we had 512 full-time employees globally, compared to 560 full-time employees at June 30, 2003. No employees are covered by any collective bargaining agreements.

Cost of Product Revenues

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.3 million for the three months ended June 30, 2004, which represented a 7% decrease from $1.4 million for the three months ended June 30, 2003, representing 7% and 6% of total revenues in each of the respective periods. Cost of product revenues of $2.1 million for the six months ended June 30, 2004 represented a 16% decrease from $2.5 million for the six months ended June 30, 2003, representing 5% and 6% of total revenues in each of the respective periods. The net decrease in third-party royalties in the second quarter of 2004 was the result of a $0.3 million decline due to the overall lower level of product revenues in the second quarter of 2004 compared to the same quarter of 2003, offset by a $0.2 million increase due to a large third party royalty associated with one product transaction. This also accounted for the increase in cost of product revenues as a percentage of total revenues for the second quarter of 2004. For the six months ended June 30, 2004, cost of product revenues decreased, both in absolute dollars and as a percentage of total revenues, due to a general shift in the mix of product sales away from products that incorporate third party technology, which resulted in additional savings of $0.3 million over and above the savings associated with the overall lower level of product revenues in the first half of 2004 compared to the same period of 2003. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.2 million for the three months ended June 30, 2004, which represented a 1% decrease from $7.3 million for the three months ended June 30, 2003, representing 37% and 33% of total revenues for the respective periods. Cost of services and maintenance revenues was $14.8 million for each of the six months ended June 30, 2004 and 2003, representing 35% and 34% of total revenues for the respective periods. The slight decrease in the cost of services and maintenance revenues in absolute dollars in the second quarter of 2004 compared to the same quarter of 2003 was due to the net effect of decreased costs associated with our May 2003 restructuring, which resulted in a $0.5 million reduction in the cost structure of our professional services team, despite improved revenue performance for services and maintenance, offset by increased investment in our support and maintenance team and our Entrust CygnaCom services team of $0.4 million in the second quarter of 2004. Cost of services and maintenance revenues in absolute dollars in the first half of 2004 remained unchanged compared to the same period of 2003, due to the net effect of decreased costs associated with our May 2003 restructuring, which resulted in a $0.7 million reduction in the cost structure of our professional services team, despite improved revenue performance, offset by increased investment in our support and maintenance team and our Entrust CygnaCom services team of $0.7 million in the first half of 2004. The increase in the cost of services and maintenance revenues as a percentage of total revenues in the three and six months ended June 30, 2004 compared to the same periods of 2003 was primarily due to the lower product revenue performance, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues compared to the same period of 2003, whereby services and maintenance revenues as a percentage of total revenues increased to 72% in the first half of 2004 from 62% in the first half of 2003. As the services and maintenance revenues represented the larger proportion of total revenues and declined less than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues. Without this effect, services and maintenance expenses would have decreased 8% and 5% in relation to total revenues for the three and six months ended June 30, 2004 compared to the same periods of the previous year. However, this effect was partially offset by the fact that we were able to grow services and maintenance revenues while not increasing our overall services and maintenance cost in the first half of 2004 and, in fact, decreasing these expenses in the second quarter of 2004 when compared to the same period in the prior year, through improved utilization of existing resources. The resulting decrease in the cost of services and maintenance revenues as a percentage of total revenues in the three and six months ended June 30, 2004 was 4-percentage points in each of these periods, due to this effect, compared to the same periods of the previous year.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for the three months ended June 30, 2004 compared to 46% for the three months ended June 30, 2003. Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% and 46% for the six months ended June 30, 2004 and 2003, respectively. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues for the three and six months ended June 30, 2004, compared to the same periods of 2003, was primarily due to improved professional services revenues and operating efficiencies achieved in the form of higher productivity and utilization of available professional services resources, particularly in North America, meaning lower relative costs associated with professional services in light of these improved revenues, which resulted in higher margin attainment by our professional services team. These increases in professional services revenues accounted for a twelve- and ten-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three and six months ended June 30, 2004, respectively, when compared to the same periods of 2003. However, support and maintenance margins declined due to the significant investment made in this team to ensure continued quality of service, which resulted in an offsetting six- and four-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues, respectively. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $6.4 million for the three months ended June 30, 2004 from $10.4 million for the comparable period in 2003. Sales and marketing expenses decreased to $12.8 million for the six months ended June 30, 2004 from $19.0 million for the six months ended June 30, 2003. Sales and marketing expenses represented 33% and 30% of total revenues for the three and six months ended June 30, 2004, compared to 46% and 43% for the comparable periods in 2003. The decrease in sales and marketing expenses in absolute dollars was mainly due to the continued management discipline with respect to spending, savings achieved as a result of our May 2003 restructuring and corresponding reduction in headcount, and the collection of a long outstanding receivable, which netted an approximate $1.3 million reduction in selling and marketing expenses in the first quarter of 2004. In addition, we realized a savings of $0.6 million related to reduced sales commissions due to the lower product revenue achievement in the three and six months ended June 30, 2004. However, these savings were partially offset by an additional provision of $0.2 million for aged receivables in the first half of 2004. The decrease in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2004, compared to the same periods of 2003, reflected the effect of cost savings realized through our May 2003 restructuring and reduced spending through efficiencies and discipline implemented in our sales processes, which decreased sales and marketing expenses as a percentage of total revenues by thirteen-percentage points (9% in the first half of 2004), a three-percentage point (1% in the first half of 2004)) decrease due to lower sales commission costs, and a one-percentage point (4% in the first half of 2004) decrease due to the bad debt recovery. These savings were partly offset by a four-percentage (1% in the first half of 2004) point increase in sales and marketing expenses as a percentage of total revenues for the three months ended June 30, 2004, due to lower revenue achievement compared to the same period of 2003. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and will work with and support the Business Software Alliance Information Security Governance Task Force toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the second quarter of 2004, the allowance for doubtful accounts decreased $0.4 million to $1.6 million primarily as a result of a reduction in the allowance because of the significant improvement in our accounts receivable aging at June 30, 2004. During the first quarter of 2004, the allowance for doubtful accounts decreased to $2.0 million primarily due to the settlement of a long outstanding receivable discussed above, which had been fully provided for in fiscal 2001, and also due to effective cash collections during the period. As a result, we recorded a net bad debt recovery of $1.2 million in the first quarter of 2004, after providing for the settlement costs related to the recovered bad debt and recording a provision for other aged receivables.

Operating Expenses—Research and Development

Research and development expenses decreased to $4.3 million and $8.9 million for the three and six months ended June 30, 2004 from $6.3 million and $12.2 million for the comparable periods in 2003. Research and development expenses represented 22% and 21% of total revenues for the three and six months ended June 30, 2004, compared to 28% for each of the comparable periods in 2003. The decrease in research and development expenses in absolute dollars for the three and six months ended June 30, 2004, compared to the same periods in 2003, was mainly due to the continued management discipline in spending and savings achieved as a result of our May 2003 restructuring, which reduced expenses in this area by approximately $2.0 million and $3.6 million in the three and six months ended June 30, 2004. This decrease for the first half of 2004 was partially offset by increased compensation costs associated with our corporate bonus plan of approximately $0.3 million recorded in the first quarter of 2004. Research and development expenses as a percentage of total revenues for the three and six months ended June 30, 2004 decreased compared to the same periods in 2003, mainly due to a six- and eight-percentage point decrease in spending in this area, respectively, as a result of the May 2003 restructuring. This effect was partly offset by the lower revenue achievement during the first half of 2004, which accounted for a three- and one-percentage point decrease in these expenses as a percentage of total revenues in the three and six months ended June 30, 2004, respectively. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $3.2 million and $6.5 million for the three and six months ended June 30, 2004 from $3.4 million and $6.9 million for the comparable periods in 2003. General and administrative expenses represented 16% and 15% of total revenues for the three and six months ended June 30, 2004, compared to 15% and 16% for the comparable periods in 2003. The decline in general and administrative expenses in absolute dollars for the three and six months ended June 30, 2004 compared to the same periods in 2003 was due to net effect of continued management discipline in these areas, with savings of $0.2 million in the second quarter ($0.4 million in the first half of 2004), and the implementation of our restructuring plan in May 2003, which resulted in reduced spending of $0.1 million for the second quarter of 2004 ($0.7 million for the first half of 2004), offset by increased compensation costs associated with the corporate bonus plan of $0.7 million recorded in the first quarter of 2004. General and administrative expenses as a percentage of total revenues increased for the second quarter of 2004 compared to the same period of 2003, due in large part to the lower revenue achievement during the second quarter, as these expenses include a high degree of fixed costs, which resulted in a two-percentage point increase, offset by the reduction in spending, which accounted for a one-percentage point decrease in general and administrative expenses as a percentage of revenue. General and administrative expenses as a percentage of total revenues decreased for the first half of 2004 compared to the same period of 2003, largely due to the reduced spending that resulted from our May 2003 restructuring, which translated into a three-percentage point decrease. However, the increased costs related to the bonus plan in the first quarter of 2004 resulted in an offsetting two-percentage point increase in general and administrative expenses as a percentage of total revenues for the first half of 2004, compared to the same period of the prior year. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Impairment of Purchased Product Rights

Amortization of purchased product rights was $23 thousand for the three and six months ended June 30, 2004, related to the acquisition of certain business assets from AmikaNow. This expense was recorded as a component of cost of revenues. No amortization expense was recorded with respect to the purchased product rights in the first quarter of 2004, as this asset had been fully amortized or impaired by the end of 2003.

As a result of actions undertaken in the restructuring in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired from enCommerce, Inc. (“enCommerce”). Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, we recorded an impairment charge in the second quarter of 2003 related to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value. Amortization of purchased product rights in connection with the enCommerce acquisition of $284 thousand and $568 thousand was expensed for the three and six months ended June 30, 2003. This expense was recorded as a component of cost of revenues in those periods.

Restructuring and Adjustments

Following the first quarter of 2003, when our revenues fell short of our expectations, we began a re-assessment of our operations to ensure that our expenses were optimally aligned to our customers and markets, and structured such that we could achieve our financial break even target for the fourth quarter of 2003.

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

The May 2003 restructuring plan reduced quarterly expenses by approximately $4.8 million with savings distributed as follows:

Cost of services and maintenance revenues	$ 1.1 million
Sales and marketing	$ 1.5 million
Research and development	$ 1.6 million
General and administrative	$ 0.6 million

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

In connection with the May 2003 restructuring plan, which included a further reduction in space utilized at our Santa Clara, California facility, we reviewed market sublease rates in that region. Based on information supplied to us by our external real estate advisors, we concluded that the sublease market would not recover in the timeframe that we had originally estimated due to the continued softening of sublease rates in that market, requiring an adjustment to increase the facility related accrual recorded in June 2001 by $6.7 million. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2003.

Write-down of Long-term Strategic Investments

We recorded a non-cash charge in the second quarter of 2003 related to the impairment of a long-term strategic investment made in Brazil in fiscal 2000. Due to a decline in market conditions and a restructuring of the investee by its management, we concluded that the investment had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of 2003 of $2.8 million. As a result, we have no remaining balance on this long-term strategic investment.

Interest Income

Interest income decreased to $281,000 and $545,000 for the three and six months ended June 30, 2004, respectively, from $502,000 and $1.0 million for the three and six months ended June 30, 2003, respectively, representing 1% of total revenues for each of the three and six months ended June 30, 2004, compared to 2% of total revenues for each of the three and six months ended June 30, 2003. The decrease in investment income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations, stock repurchases and cash used in the acquisition of certain assets from AmikaNow. The funds invested decreased to $103.2 million at June 30, 2004 from $119.0 million at June 30, 2003. In addition, the decrease was due to lower interest rates that have been available for the first half of 2004, compared to the same period in 2003. The rate of return on our marketable investments dropped to approximately 1.1% in the first half of 2004 compared to a rate of return of approximately 1.3% in the first half of 2003.

Loss from Equity Investment

We recorded $168,000 and $377,000 of losses related to our investment in Entrust Japan for the three and six months ended June 30, 2004, respectively, compared to $133,000 and $238,000 for the three and six months ended June 30, 2003. This investment is accounted for under the equity method of accounting for investments in common stock, since we have the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for the three and six months ended June 30, 2004 on an equity accounting basis, based on an approximate 37% ownership interest in the voting capital of Entrust Japan.

Provision for Income Taxes

We recorded a recovery of income taxes of $66 thousand for the second quarter of 2004 and a net income tax provision of $63 thousand for the six months ended June 30, 2004, compared to income tax provisions of $146 thousand and $320 thousand for the three and six months ended June 30, 2003. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates in these periods primarily due to the amortization of purchased product rights and the impairment of long-term strategic investments and purchased product rights, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $7.8 million in operating activities during the six months ended June 30, 2004. This cash inflow was primarily a result of a decrease in accounts receivable of $4.6 million, an increase in deferred revenue of $7.3 million, and an increase in accounts payable and accrued liabilities of $0.1 million, partially offset by cash outflows resulting from a net loss before non-cash charges of $0.4 million, a decrease in accrued restructuring charges of $2.7 million and an increase in prepaid expenses and other receivables of $1.1 million. Our average days sales outstanding at June 30, 2004 was 72 days, which represents no change from the 72 days that we reported at March 31, 2004. The overall net zero change in days sales outstanding from March 31, 2004 was the net effect of lower revenues, which resulted in less in-quarter collections during the second quarter of 2004, offset by strong overall collection efforts during the same period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During the six months ended June 30, 2004, we generated $3.9 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $7.9 million (net of $35.8 million of marketable investment purchases). This was partially offset by $0.8 million invested in property and equipment, primarily for computer hardware upgrades throughout our organization, and $0.5 in other long-term assets. In addition, we invested $2.7 million of cash in the acquisition of intellectual property and certain other assets from AmikaNow.

We used cash of $4.9 million in financing activities during the three months ended June 30, 2004 primarily for the repurchase of our Common stock in the amount of $5.6 million, offset by $0.7 million of cash provided by the exercise of employee stock options.

As of June 30, 2004, our cash, cash equivalents and marketable investments in the amount of $103.2 million provided our principal sources of liquidity. Overall, we generated $6.5 million of cash, cash equivalents and marketable investments during the first half of 2004. Although we continue to target operating breakeven, based on sustaining current revenue and operating expense structures, we estimate that we will continue to use cash in fiscal 2004 to satisfy the obligations provided for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7.0 million shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our Board of Directors, in open market, negotiated or block transactions. In July 2003, we announced that our Board of Directors had agreed to extend the expiry date of the stock repurchase program to September 1, 2004 and to permit the purchase of up to 7,000,000 shares of the Company’s common stock in addition to the 2,229,200 shares already purchased up to that time. In August 2004, we announced that our Board of Directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of our common stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. Since the announcement of the program in 2002, we have repurchased 3,412,940 shares of Common stock for an aggregate purchase price of $11.5 million, of which 992,090 and 1,183,740 shares were repurchased during the three and six months ended June 30, 2004, respectively, at an aggregate purchase price of $4.6 million and $5.6 million, respectively.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $32.7 million of accrued restructuring charges at June 30, 2004 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $23.7 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancellable operating leases that will expire in 2011 with certain renewal options. Otherwise, we had no other significant contractual obligations or commitments that were not recorded in our financial statements. A summary of our contractual commitments at June 30, 2004 is as follows:

	As of June 30, 2004 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$20,760	$3,752	$6,409	$6,687	$3,912
Operating lease obligations – restructured facilities	41,728	6,018	12,316	12,806	10,588
Other contractual obligations	—	—	—	—	—

Total	$62,488	$9,770	$18,725	$19,493	$14,500

In addition to the lease commitments included above, we have provided letters of credit totalling $10.7 million as security deposits in connection with certain office leases.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2003, 2002 and 2001, our three largest customers accounted for 29%, 18% and 18% of revenues, respectively. In the three months ended June 30, 2004 and 2003, our three largest customers accounted for 17% and 22% of revenues, respectively.

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

The extended government vertical (Governments, including Healthcare) accounted for 37% of our software revenue in the second quarter of 2004 and 45% of software revenue in fiscal 2003. The U.S. and Canadian governments represented 19% and 10% of total revenues, respectively, in the second quarter of 2004, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

On September 30, 2003, the Company loaned OHANA Wireless, Incorporated, a California corporation (“Ohana”), $650 thousand in the form of a convertible loan and additional advances of $300 thousand were made in the second quarter of 2004 pursuant to the loan agreement. On July 19, 2004 the terms of this agreement were replaced with a new convertible loan agreement pursuant to which Entrust extended an additional disbursement of $275 thousand, for a total loan of $1.225 million plus applicable interest (“Loan”). This Loan will automatically convert into Ohana’s series A preferred stock if Ohana is successful in closing a round of equity financing by October 1, 2004, based on minimum terms set out in the Loan agreement. As security against such Loan, the Company has taken an exclusive license to certain intellectual property from Ohana (such exclusivity subject to certain exclusions to enable Ohana to continue to conduct business in the ordinary course); however, the Company’s exercise of such exclusive rights is subject to the approval of certain shareholders in Ohana including Fil-Fibers, Inc., a British Virgin Islands company. We presently do not expect these loans to be repaid in the near term and therefore, we have classified these amounts as long-term in nature. If the demand for the technologies and products offered by this company materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company. To date, we have not recorded any impairment in connection with this investment.

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

In June 2004, we acquired intellectual property and certain other assets of AmikaNow for $4.0 million, plus potential additional payments in the future of up to $1.5 million based on revenue generated from products that incorporate the intellectual property acquired. While management expects the integration of the acquired technology and people to go smoothly, each of the above risks apply to this acquisition as well.

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $30.5 million at June 30, 2004, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $2.2 million at June 30, 2004, could have a material effect on our reported results.

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

Our $1.225 million investment in Ohana is also subject to these risks.

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

The following table presents the cash, cash equivalents and marketable investments that we held at June 30, 2004, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$24,068	$—	$—	$—
Investments classified as held to maturity marketable investments	9,873	14,936	25,971	8,072

Total amortized cost	$33,941	$14,936	$25,971	$8,072

Fair value	$33,941	$14,947	$25,924	$8,049

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $4.9 million in 2003, when compared to 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. During the second quarter of 2004, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $5.1 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past June 30, 2004. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the third quarter of 2004 or future periods.

Risk Associated with Equity Investments

We have a long-term investment in Entrust Japan, which is accounted for in accordance with the equity method. We recorded our share of post-acquisition losses of Entrust Japan, in the amount of $168 thousand and $377 thousand in our consolidated losses for the three and six months ended June 30, 2004 and $133 thousand, respectively, and $238 thousand for the three and six months ended June 30, 2003, respectively, resulting in cumulative losses recorded to date of $1.6 million. These losses are attributable to our pro rata share of Entrust Japan’s losses in the first and second quarters of 2004 and 2003, while we had an equity ownership of approximately 37% of their voting stock. During 2002, Entrust Japan exceeded the performance targets established at the date of our increased investment. However, in 2003 and the first half of 2004, the actual growth of Entrust Japan was less than the original projections. It is possible that future growth will also fall short of projections, and due to Entrust Japan’s history of operating losses, it is possible that all or substantially all of the remaining $283 thousand equity investment in Entrust Japan at June 30, 2004 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Entrust Japan. However, we do not have any obligation to provide additional cash funding to them. As of June 30, 2004, we believe that there had not been any additional impairment of our investment in Entrust Japan beyond our equity share of losses recorded to date. However, there are risks associated with joint venture investments, including: failure to agree on budgets, market plans, staffing decisions and changes in strategic direction by one of the partners. If any one of these were to occur, the value of our investment in Entrust Japan could be further adversely affected.

We have also invested in Ohana, a company in the start-up or development stage, in the form of a convertible loan totaling $1.225 million. The Company does not expect this loan to be repaid in the near term and therefore, has classified the amount as long-term in nature. If the demand for the technologies and products offered by this company materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company. To date, we have not recorded any impairment in connection with this investment.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Entrust management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 30, 2004 (the end of the period covered by this quarterly report), of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of June 30, 2004.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (April 1, 2004 to April 30, 2004)	689,490	$4.64	689,490	6,118,860
Month #2 (May 1, 2004 to May 31, 2004)	302,600	4.62	302,600	5,816,260
Month #3 (June 1, 2004 to June 30, 2004)	—	—	—	5,816,260

Total	992,090	$4.63	992,090

(1)	On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. Repurchases under the stock repurchase program may take place from time to time until September 15, 2005, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The Company’s management will determine the timing and amount of shares repurchased based on its evaluation of market and business conditions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2004, we held our Annual Meeting of Stockholders at which the stockholders voted upon the election of two Class III directors to our Board of Directors for three-year terms. The number of votes cast for, against or withheld with respect to the matter voted upon is set forth below:

Director	Votes Cast for	Votes Cast Against or Withheld
Michael P. Ressner	46,224,828	2,093,869
Edward O. Vetter	46,224,828	2,093,869

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description
10.1	Letter Regarding Transition and Release Agreement with Ed Pillman, dated June 25, 2004.

10.2	Employment Agreement with David Carey, dated April 30, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K:

We furnished a Current Report on Form 8-K under Items 7(c) and 12 on April 21, 2004, announcing financial results for the first quarter ended March 31, 2004.

We filed a Current Report on Form 8-K under Items 4 and 7(c) on May 6, 2004, announcing a change in our certifying accountant.

We furnished a Current Report on Form 8-K under Items 7(c) and 12 on July 6, 2004, announcing preliminary financial results for the second quarter ended June 30, 2004.

We furnished a Current Report on Form 8-K under Items 7(c) and 12 on July 26, 2004, announcing financial results for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.

      (Registrant)

Dated: August 4, 2004

/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description
10.1	Letter Regarding Transition and Release Agreement with Ed Pillman, dated June 25, 2004.

10.2	Employment Agreement with David Carey, dated April 30, 2004.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.