Form 10-Q
period 2004-09-30
ENTRUST INC
filed 2004-11-05
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 62,651,255 shares of the registrant’s $.01 par value Common stock outstanding as of November 2, 2004.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	(Unaudited) SEPTEMBER 30 2004	DECEMBER 31 2003

ASSETS
Current assets:
Cash and cash equivalents	$41,767	$37,903
Short-term marketable investments	53,472	54,386
Accounts receivable (net of allowance for doubtful accounts of $1,068 at September 30, 2004 and $4,032 at December 31, 2003)	15,946	18,771
Prepaid expenses and other receivables	3,877	3,980

Total current assets	115,062	115,040
Long-term marketable investments	5,384	12,379
Property and equipment, net	5,679	7,678
Purchased product rights and purchased non-contractual customer relationships, net	2,971	—
Goodwill, net	13,036	11,186
Long-term equity investment	1,103	660
Other long-term assets, net	1,780	1,809

Total assets	$145,015	$148,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,052	$6,192
Accrued liabilities	7,617	9,619
Accrued restructuring charges, current portion	4,300	35,426
Deferred revenue	23,220	16,615

Total current liabilities	42,189	67,852
Accrued restructuring charges, long term portion	27,125	—
Other long-term liabilities	1,399	228

Total liabilities	70,713	68,080

Minority interest in subsidiary	10	—

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 62,645,015 and 63,593,188 issued and outstanding shares at September 30, 2004 and December 31, 2003, respectively	626	636
Additional paid-in capital	774,272	779,339
Unearned compensation	(23)	(51)
Accumulated deficit	(700,909)	(699,368)
Accumulated other comprehensive income	326	116

Total shareholders’ equity	74,292	80,672

Total liabilities and shareholders’ equity	$145,015	$148,752

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine months Ended September 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Product	$6,495	$5,159	$18,384	$20,736
Services and maintenance	14,843	14,879	45,482	43,446

Total revenues	21,338	20,038	63,866	64,182

Cost of revenues:
Product	827	881	2,954	2,561
Services and maintenance	6,637	7,926	21,473	23,624
Amortization of purchased product rights	175	—	198	568

Total cost of revenues	7,639	8,807	24,625	26,753

Gross profit	13,699	11,231	39,241	37,429

Operating expenses:
Sales and marketing	5,757	8,758	18,592	27,739
Research and development	3,944	5,953	12,860	18,182
General and administrative	3,305	3,223	9,793	10,073
Impairment of purchased product rights	—	—	—	1,134
Restructuring charges and adjustments	—	2,233	—	13,623

Total operating expenses	13,006	20,167	41,245	70,751

Income (loss) from operations	693	(8,936)	(2,004)	(33,322)

Other income (expense):
Interest income	359	377	904	1,409
Foreign exchange gain (loss)	(118)	(92)	442	(372)
Loss from equity investment	(296)	(212)	(675)	(450)
Write-down of long-term strategic investments	—	—	—	(2,780)

Total other income (expense)	(55)	73	671	(2,193)

Income (loss) before income taxes and minority interest	638	(8,863)	(1,333)	(35,515)
Minority interest in subsidiary	(2)	—	(2)	—

Income (loss) before income taxes	636	(8,863)	(1,335)	(35,515)
Provision for income taxes	143	91	206	411

Net income (loss )	$493	$(8,954)	$(1,541)	$(35,926)

Net income (loss) per share:
Basic	$0.01	$(0.14)	$(0.02)	$(0.56)
Diluted	$0.01	$(0.14)	$(0.02)	$(0.56)
Weighted average common shares used in per share computations:
Basic	62,684	63,407	63,138	63,601
Diluted	62,932	63,407	63,138	63,601

See notes to condensed consolidated financial statements

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) NINE MONTHS ENDED SEPTEMBER 30
	2004	2003
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,541)	$(35,926)
Non-cash items in net loss:
Depreciation and amortization	4,042	6,620
Impairment of purchased product rights	—	1,134
Write-down of long-term strategic investments	—	2,780
Unearned compensation amortized	45	60
Loss from equity investments	673	450
Reduction in allowance for doubtful accounts	(1,981)	—
Non-monetary revenue transaction	(186)	—
Minority interest in subsidiary	2	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,808	6,378
(Increase) decrease in prepaid expenses and other receivables	(39)	428
Increase (decrease) in accounts payable	174	(2,711)
Decrease in accrued liabilities	(2,372)	(2,833)
Increase (decrease) in accrued restructuring charges	(4,001)	5,175
Increase in deferred revenue	5,669	2,179

Net cash provided by (used in) operating activities	6,293	(16,266)

INVESTING ACTIVITIES:
Purchases of marketable investments	(61,394)	(186,961)
Dispositions of marketable investments	69,303	213,344
Purchases of property and equipment	(1,067)	(1,348)
Increase in other long-term assets	(924)	(367)
Purchase of businesses	(3,480)	—

Net cash provided by investing activities	2,438	24,668

FINANCING ACTIVITIES:
Repayment of long-term liabilities	—	(44)
Repurchase of common stock	(5,752)	(3,677)
Decrease in long-term deposits	—	(2)
Proceeds from exercise of stock options and sale of shares under employee stock purchase plan	658	921

Net cash used in financing activities	(5,094)	(2,802)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	227	(271)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,864	5,329
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,903	32,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,767	$37,372

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Minimum future payment obligations relating to purchase transaction	$1,202	$—

See notes to condensed consolidated financial statements

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2004 presentation, namely, the classification of amortization of purchased product rights and the reclassification of revenues from the sale of web server certificates from services and maintenance revenues to product revenues on the condensed consolidated statements of operations.

NOTE 2. ACQUISITION OF BUSINESSES

On June 18, 2004, the Company completed the acquisition of intellectual property and certain other assets of AmikaNow! Corporation (“AmikaNow”), a privately-held provider of advanced e-mail content scanning and analysis technology, which is a development stage company with negligible revenue, in exchange for $2,676 in cash and $1,293 in guaranteed future payments payable over three years and other acquisition-related costs. In addition, the Company offered employment to certain employees of AmikaNow. The Company may be required to make additional payments of up to a maximum of $2,400, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow for a period of three years following the date of acquisition, if and only if sufficient sale of products take place in this time frame.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $3,969 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $178 and $201 has been recorded in the three months and nine months ended September 30, 2004, related to purchased product rights and non-contractual customer relationship assets arising from this acquisition. In connection with the purchase price allocation, the Company valued the tangible and intangible assets acquired, which resulted in the purchase price of these assets being allocated, on a preliminary basis, as follows:

	Amortization Period	Purchase Price Allocation
Purchased product rights	4 years	$2,608
Non-contractual customer relationships	3 years	174
Property and equipment	3 years	9
Goodwill	—	1,178

Total		$3,969

On September 13, 2004, the Company completed the acquisition, in exchange for $1,560 in cash, of 1,700,000 shares of voting common stock of Entrust Japan Co., Ltd. (“Entrust Japan”), a privately-held company engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market, with an exclusive license to market and sell Entrust products in Japan. This acquisition of shares increased the Company’s ownership interest in Entrust from 37% to 99% of the outstanding voting stock. Entrust made an original investment of $393 for approximately 10% of the common stock in 1998. In April 2002, the Company increased its investment to approximately

37%, through the contribution of $1,481 of cash and cash deposits and $385 of Entrust products and exclusivity rights, at which time the Company began accounting for its investment in Entrust Japan in accordance with equity method. The Company has included its share of post-acquisition losses of Entrust Japan, in the amount of $174 and $551 for the three and nine months ended September 30, 2004, respectively, in its consolidated losses for the current fiscal year. The Company has recorded cumulative losses from its investment in Entrust Japan of $1,756 since its increased investment in the second quarter of 2002.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $1,669, which included the remaining balance of the Company’s equity investment in Entrust Japan immediately prior to the September 2004 purchase, was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Entrust Japan have been included in the Company’s consolidated financial statements commencing from September 13, 2004, the effective date of the acquisition for accounting purposes. No amortization related to this purchase has been recorded in the three and nine months ended September 30, 2004.

The condensed balance sheet of Entrust Japan at the effective date of the acquisition is as follows:

At September 30, 2004
Assets:
Cash	$756
Accounts receivable	669
Other current assets	682
Property and equipment	205
Other long term assets	196

Total assets	$2,508

Liabilities:
Accounts payable and accrued liabilities	$775
Deferred revenues	909
Long term liabilities	69

Total liabilities	$1,753

Net assets	$755

In connection with the purchase price allocation, the Company valued the tangible and intangible assets acquired, which resulted in the purchase price of these assets being allocated, on a preliminary basis, as follows:

	Amortization Period	Purchase Price Allocation
Non-contractual customer relationships	3.25 years	$242
Net assets, as above	—	755
Goodwill	—	672

Total		$1,669

The following unaudited pro forma data summarize the combined results of operations of Entrust, Inc., including the acquired business assets of AmikaNow and operations of Entrust Japan for the three and nine months ended September 30, 2004 and 2003, respectively, as if the acquisition had taken place as of the beginning of the respective periods and, accordingly, include a full period’s amortization of the assets related to purchased product rights and non-contractual customer relationships in each period shown.

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$21,723	$20,457	$65,109	$66,021

Net income (loss)	145	(9,612)	(3,394)	(38,071)

Basic and diluted net income (loss) per share	—	(0.15)	(0.05)	(0.60)

These pro forma amounts are not necessarily indicative of the Company’s future results of operations.

NOTE 3. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

Stock-Based Compensation

Stock-based compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plans. For all options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and, therefore, no stock-based compensation costs are reflected in earnings for these options. Had compensation costs for the Company’s 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plan been determined based on the fair value of the options at the grant date for awards to employees under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been as follows, on a pro forma basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported:	$493	$(8,954)	$(1,541)	$(35,926)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,221)	(3,651)	(7,842)	(10,104)

Pro forma net income (loss)	$(1,728)	$(12,605)	$(9,383)	$(46,030)

Net income (loss) per share:
Basic–as reported	$0.01	$(0.14)	$(0.02)	$(0.56)

Basic–pro forma	$(0.03)	$(0.20)	$(0.15)	$(0.72)

Diluted–as reported	$0.01	$(0.14)	$(0.02)	$(0.56)

Diluted–pro forma	$(0.03)	$(0.20)	$(0.15)	$(0.72)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three and nine months ended September 30, 2004 was estimated at $2.20 and $3.68, respectively, compared to $2.61 and $2.56 per option for the three and nine months ended September 30, 2003, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected option life, in years	5	5	5	5
Risk free interest rate	3.41%	3.36%	3.16%	3.29%
Dividend yield	—	—	—	—
Volatility	106%	120%	104%	120%

The Company recorded amortization of unearned compensation of $9 and $45 into compensation expense for the three and nine months ended September 30, 2004, respectively, related to options granted to non-employees and restricted stock issued to members of the board of directors in a prior period, compared to $46 and $60 for the three and nine months ended September 30, 2003, respectively.

Please see “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this quarterly report, for additional information regarding application of SFAS No. 123 to the Company’s stock-based compensation.

Stock Option Plans

The following tables summarize information concerning outstanding options as of September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.12 to $2.44	571,994	2.8 years	$2.14	545,095	$2.13
$2.45 to $5.00	6,530,527	8.5 years	3.61	1,984,146	3.17
$5.01 to $6.72	642,670	6.0 years	5.47	547,917	5.51
$6.75 to $6.86	2,667,419	5.5 years	6.75	2,543,902	6.75
$6.87 to $10.00	4,065,150	6.6 years	6.89	2,663,636	6.89
$10.01 to $50.00	582,315	5.3 years	21.44	554,267	21.82
$50.01 to $130.25	15,800	5.5 years	74.72	15,800	74.72

Total:	15,075,875		5.84	8,854,763	6.70

The following table sets forth a comparison, as of September 30, 2004, of the number of shares subject to options with exercise prices at or below the closing price per share of the Company’s Common stock on September 30, 2004 (“In-the-Money” options) to the number of shares of the Company’s Common stock subject to options with exercise prices greater than the closing price per share of the Company’s Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of September 30, 2004 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,211,573	530,373	1,741,946	12%
Out-of-the-Money	7,643,190	5,690,739	13,333,929	88%

Total Options Outstanding	8,854,763	6,221,112	15,075,875	100%

(1)	The closing price of the Company’s Common stock was $2.53 on September 30, 2004, as reported by the NASDAQ National Market.

NOTE 4. EQUITY INVESTMENT IN ENTRUST JAPAN

On September 13, 2004, the Company increased its ownership of Entrust Japan to 99 percent. Prior to that date, the Company had included its share of post-acquisition losses of Entrust Japan, in the amount of $174 and $551 for the three and nine months ended September 30, 2004, respectively, in its consolidated losses for the current fiscal year. The Company has recorded cumulative losses from its investment in Entrust Japan of $1,756, since its increased investment in the second quarter of 2002 up to the date of acquiring majority ownership of Entrust Japan on September 13, 2004.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), issued in January 2003 and revised in December 2003, requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The Company has evaluated the applicability of FIN No. 46 to its investment in Entrust Japan and the possible impact on its consolidated results of operations and consolidated balance sheet. Entrust Japan is a private Japanese corporation founded in June 1998. Entrust Japan is engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market. Entrust Japan has an exclusive license to market and sell Entrust products in Japan. They also provide professional services and support for the software solutions that they sell. Entrust Japan generates annual revenues of approximately $4,000, with total assets of approximately $3,400 at June 30, 2004. Entrust made an original investment of $393 for approximately 10% of the common stock. In April 2002, the Company increased its investment to the current approximately 37% through the contribution of $1,481 of cash and cash deposits and $385 of Entrust products and exclusivity rights. The cash equity investment that the Company has made totals $1,881 plus $385 of in-kind investment. The Company has concluded that the $1,881 amount represents its total equity at risk and would be the maximum exposure to loss as a result of its involvement with Entrust Japan. In addition, we do not have any obligation to provide additional cash funding to them. The Company has concluded that Entrust Japan meets the definition of a VIE, as described in FIN No. 46, as it does not have an equity investment at risk that is sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although the Company holds a significant variable interest, it has determined that it is not the primary beneficiary of Entrust Japan because the Company’s interests do not give it a majority of the expected losses and residual returns of the entity. Accordingly, there was no impact on the Company’s consolidated results of operations and consolidated balance sheet, as a result of the adoption of FIN No. 46.

As a result of the acquisition of 1,700,000 shares of voting common stock of Entrust Japan on September 13, 2004, which increased the Company’s ownership of Entrust Japan to 99%, the Company changed to the full consolidation method of accounting for Entrust Japan effective on that date.

NOTE 5. EQUITY INVESTMENT IN OHANA WIRELESS, INCORPORATED.

On September 30, 2003, the Company loaned OHANA Wireless, Incorporated, a California corporation (“Ohana”), $650 in the form of a convertible loan pursuant to the terms of a convertible loan agreement (the “Loan Agreement”). Ohana was incorporated on July 10, 2003. It was formed to design, assemble and install high frequency wireless communication systems. The Company believes that its security solutions can be integrated with Ohana’s products and anticipated that an investment in Ohana would assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships. This convertible loan was structured to automatically convert into Ohana’s series A preferred stock if Ohana was successful in closing a round of equity financing by July 31, 2004, based on minimum terms set out in the Loan Agreement.

In the second quarter of 2004 and July 2004, the Company made additional advances of $300 and $275, respectively, resulting in a total outstanding convertible loan of $1,225. In July 2004, the Loan Agreement was amended to provide for automatic conversion of the convertible loan if the contemplated round of equity financing closed by October 1, 2004 and to secure the loan with certain rights to Ohana’s intellectual property.

In the third quarter of 2004, the Company determined that the loan was unlikely to be repaid in the near term and therefore, classified the amount as long-term in nature. Further, on an as-if converted basis, assuming that the loan converted as expected by the Company, at September 30, 2004 the Company would have held the equivalent of an approximate 12% ownership share of Ohana. The Company has concluded that because of the additional investment and additional rights obtained in July 2004, it gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, the Company has accounted for its investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, the Company has included its share of post-acquisition losses of Ohana, in the amount of $122, in its consolidated losses for the current fiscal year.

Between October 27, 2004 and October 29, 2004, the Company and the shareholders of Ohana entered into a series of agreements providing for the restructuring of Ohana (the “Ohana Restructuring”). These agreements anticipate that Ohana will become a wholly owned subsidiary of a new company, ADML Holdings, Ltd. (“Ohana Holdco”), and all loans by the Company to Ohana would convert into stock of Ohana Holdco. On October 27, 2004, an additional loan of $275 was made by the Company to Ohana, which would also convert into stock of Ohana Holdco pursuant to such agreements. Such agreements are expected to close on or about November 5, 2004 but are subject to certain customary closing conditions. If the Ohana Restructuring is closed in accordance with the terms of such agreements, the Company will own approximately 14% of Ohana Holdco’s issued and outstanding common stock, as a result of the conversion of the Company’s loan of $1,500.

Anthony E. Hwang, a director of the Company since August 4, 2003, was interim CEO of Ohana at the time of the Loan Agreement through March 1, 2004. Mr. Hwang was also a director of Ohana from August 4, 2003 through March 31, 2004.

NOTE 6. SUBSEQUENT EVENT – ASIA DIGITAL MEDIA JOINT VENTURE

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media. The parties agreed that: (i) the Company would directly subscribe for 16.7% of the share capital of Asia Digital Media in exchange for a cash and in-kind contribution valued in the aggregate at US$3,300; (ii) subject to completion of the Ohana Restructuring (see note 5), Ohana Holdco would directly subscribe for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana; (iii) the remaining capital stock of Asia Digital Media would be owned by RockRidge Asia Digital Media, LLC, a company formed in the State of Delaware (“Rockridge”), and China Aerospace New World Technology Limited, a company incorporated in Hong Kong (“CANW”), in exchange for cash and/or in-kind contributions.

The parties agreed that the purpose of Asia Digital Media would be:

(1)	the distribution of Company software in China,

(2)	the distribution of secure digital television and media delivery systems and platforms in China based on Company and CANW software and hardware that incorporates Ohana technology,

(3)	the supply of media programming to and from the Chinese market, and

(4)	the provision of vendor financing for the sale of Asia Digital Media’s secure digital delivery system products.

Until the closing of this transaction, Asia Digital Media will remain a wholly owned subsidiary of the Company. Upon the closing of this transaction, the Company’s total direct and indirect equity holdings in Asia Digital Media will equal approximately 25%.

Closing of this transaction is anticipated to occur on November 30, 2004 subject to satisfaction of a number of conditions.

It is presently anticipated that Mr. Hwang, director of the Company, and Mr. F. William Conner, Chairman, President and Chief Executive Officer of the Company, will be directors of Asia Digital Media.

NOTE 7. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. During the three and nine months ended September 30, 2004, the Company repurchased 77,700 and 1,261,440 shares, respectively, of its Common stock for a total cash outlay of $194 and $5,752, respectively, at an average price of $2.50 and $4.56 per share, respectively, including commissions paid to brokers. As of September 30, 2004, the Company has repurchased 3,490,640 shares of its Common stock under this program, for a total cash outlay of $11,689, at an average price of $3.35 per share, including commissions paid to brokers.

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

NOTE 8. RECOVERY OF ACCOUNT RECEIVABLE UNDER SETTLEMENT AGREEMENT

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

NOTE 9. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk, to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the nine months ended September 30, 2004:

Nine Months Ended September 30, 2004
Allowance for doubtful accounts, beginning of period	$4,032
Reduction in provision for doubtful accounts, net	(1,981)
Reallocation to accrued liabilities to provide for costs associated with settlement agreement	(698)
Amounts written-off, net of recoveries	(285)

Allowance for doubtful accounts, end of period	$1,068

During the third quarter of 2004, the Company collected $550 that had been outstanding over 365 days and had previously been fully reserved. The balance of $550 was reversed against sales and marketing expense as a recovery of bad debt during the third quarter. Although the Company has recently benefited from recovery of old receivables, at this time, we do not anticipate any significant recoveries from the allowance for doubtful accounts in the near future.

NOTE 10. ACCRUED RESTRUCTURING CHARGES

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $300 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2004, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $900 in fiscal 2005, $100 in fiscal 2006, $100 in fiscal 2007 and $300 in fiscal 2008 and beyond.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at September 30, 2004:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2004
	(in millions)
Workforce reduction and other personnel costs	$0.9	$0.6	$0.3
Consolidation of excess facilities	2.2	0.8	1.4

Total	$3.1	$1.4	$1.7

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $1,100 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2004, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,000 in fiscal 2005, $3,400 in fiscal 2006, $5,000 in fiscal 2007 and $17,200 in fiscal 2008 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the 2001 restructuring plan at September 30, 2004:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2004
	(in millions)
Consolidation of excess facilities	$32.1	$2.5	$29.6
Discontinuance of non-core products and programs	0.2	0.1	0.1

Total	$32.3	$2.6	$29.7

As of September 30, 2004, the Company had estimated a total of $22,600 of sublease recoveries in our restructuring accrual. Of this amount, $22,100 is related to the Santa Clara facility. In addition, $7,900 of the $22,600 is recoverable under existing sublease agreements and the remaining $14,700 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 11. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The dilutive effect of the options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if the effect is antidilutive. For the three and nine months ended September 30, 2004, the antidilutive effect excluded from the diluted net loss per share computation due to options to purchase Common stock under the treasury stock method was 248,175 and 1,377,639 shares, respectively, compared to an antidilutive effect of 1,485,553 and 853,519 shares for the three and nine months ended September 30, 2003, respectively. In addition, 7,643,190 options which had exercise prices in excess of the average market price during those periods were also excluded from the computation of diluted net loss per share.

In the three and nine months ended September 30, 2004, the Company issued nil and 314,017 shares, respectively, of Common stock related to the exercise of employee stock options.

NOTE 12. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At September 30, 2004, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at September 30, 2004, the Company does not hold any available for sale marketable investments.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership in these companies ranges from 1% to 10% of the outstanding voting share capital at September 30, 2004. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments, as a result of other than temporary declines in fair value. These strategic investments had no net remaining carrying value at September 30, 2004.

The Company recorded revenues representing less than 1% of total revenues in each of the three and nine months ended September 30, 2004 and 2003, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost.

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

The Company conducts business in one operating segment: namely, the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the Chairman, President and Chief Executive Officer on a geographic basis. Accordingly, the Company has included a summary of the segment financial information, on a geographic basis, as reported to the Chairman, President and Chief Executive Officer.

Geographic information

Revenues are attributed to specific geographical areas based on where the sales orders originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
United States	$12,534	$10,694	$35,973	$32,498
Canada	3,503	3,614	11,474	11,515
Europe, Asia and Other	5,301	5,730	16,419	20,169

Total revenues	$21,338	$20,038	$63,866	$64,182

Income (loss) before income taxes:
United States	$320	$(5,007)	$216	$(24,985)
Canada	855	(4,052)	(1,312)	(10,691)
Europe, Asia and Other	(539)	196	(239)	161

Total income (loss) before income taxes	$636	$(8,863)	$(1,335)	$(35,515)

	(Unaudited)
	September 30, 2004	December 31, 2003
Total assets:
United States	$111,490	$121,348
Canada	28,887	25,194
Europe, Asia and Other	4,638	2,210

Total	$145,015	$148,752

NOTE 14. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$493	$(8,954)	$(1,541)	$(35,926)
Foreign currency translation adjustments	542	35	210	970

Comprehensive income (loss)	$1,035	$(8,919)	$(1,331)	$(34,956)

NOTE 15. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2003; Note 11 to the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004; and Note 14 to the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. Unless otherwise indicated, all proceedings in those earlier Reports remain outstanding.

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

NOTE 16. CONTINGENCIES

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. It had come to the Company’s attention that it might have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. The Company has been conducting a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement, which was completed in September 2004. The Company had estimated its probable minimum liability and accrued this estimated amount in 2003. The results of the Company’s self-assessment indicate that the liability is not significantly different from its estimate in 2003. Payment of the amount of this liability has now been made to the GSA, but is subject to audit.

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

OVERVIEW

Background

We are a global provider of Identity and Access Management solutions. Our software enables enterprises and governments to extend their business reach to customers, partners and employees. Our solutions for secure identity management, secure messaging and secure data increase productivity and improve extended relationships by transforming the way transactions are done online. Over 1,400 organizations in more than 50 countries use our proven software and services to turn business and security challenges into secure business opportunities.

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

Our products and services provide customers with I&AM solutions, which help to meet their specific needs for Secure Messaging, Secure Identity Management and Secure Data. Our broad set of capabilities in these three areas gives Entrust a strong portfolio in the I&AM market. Customers benefit from their ability to purchase one set of capabilities from Entrust to meet their I&AM needs and have, at the same time, the option to extend their investment in our products and services across the requirements of their business. We believe this is a competitive advantage for us. Our approach of blending best-in-class products and services, whether developed by Entrust or one of its partners, to deliver a comprehensive suite to the market space also goes along well with the trusted advisor role that we have taken with our customers. We have the capabilities to assist our customers across their wide range of needs for I&AM, where many of our competitors can only assist them with respect to a narrow range of needs. We look to continue to grow our market share in the I&AM space through the development of new products, partnerships and acquisitions.

We sell our products and services in both the enterprise and government market space. In Q3, 2004, 74% of our product sales were in our extended enterprise vertical market. This is up from 55% a year ago and represented an increase of over $1.7 million from Q3, 2003 and nearly $2 million from Q2, 2004. The increase in product revenues in the enterprise market over the last year have been driven by increased deployment by both our installed base as well as new customers. Enterprises are being driven by legislation and regulation to increase the security of their data and the identity of their employees as well as their suppliers, partners and customers. In the fourth quarter we continue to see demand from global enterprises as they continue to extend their internal and external networks to more and more individuals inside and outside their domain.

In Q3, 2004, 26% of our product sales were in our extended government vertical market, which includes healthcare. This is down from 36% in Q2, 2004 but was an increase in dollars over the previous quarter. The increase in revenue in the quarter was driven by key global projects, which have started to increase product purchases. In many of these projects we have been providing services for several quarters and are now realizing the product revenues that are associated with those projects. We are well positioned in both markets, and we see growth opportunities in each area. In the extended government vertical market, we have a strong penetration in the U.S. Federal government market space, the government of Canada, Singapore, Denmark, United Kingdom and across continental Europe. As governments continue to increase spending on e-government initiatives and security projects, we are well positioned to help them in their I&AM needs. In the enterprise market, the need for a deeper integration with partners, suppliers and customers, coupled with the need for security and lower costs, continues to be key drivers for our customers to purchase our offerings. Budgets, timing and allocation of budget dollars continue to keep us guarded on our growth expectations in the remainder of the year. We feel the spending environment is better than it has been in the last two years, but this market could still cause quarterly fluctuations in our product revenue attainment.

We rely significantly on large deals in each quarter. Our software revenue from our top five customers in Q3, 2004 was approximately 14% of our total software revenue in that quarter. This was at the low end of our historical range, which is generally between 10% and 25%. We had one deal over $1 million in Q3, 2004, as opposed to none in the last quarter. Although our revenue in the quarter allowed us to return to profitability, we continue to be impacted on our software revenue by the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

In order to support our market opportunities, we have a marketing organization focused on creating brand awareness and new business opportunities for the Company. Key branding initiatives include Web advertising, search engine optimization for keyword searches, public relations initiatives and sponsorships of key security and government events and forums. One of these key initiatives that has carried over from 2003 to 2004 is our focus on positioning ourselves as a thought leader in information security governance (“ISG”). In 2003 we co-chaired a task force for the Business Software Alliance to focus on this issue. The task force launched an in-depth framework for enterprise ISG. Also in 2003, we were selected to co-chair the Department of Homeland Securities Task Force on Cybersecurity. This task force is also looking at the ISG issue, but from a homeland security standpoint. In April of this year, the task force released its findings and is currently working to gain industry and government support for the recommendations. We are hopeful that our work on ISG will position us to be a key component of the quality process that companies adopt to secure their most critical digital resources.

Assisting us in our growth strategy in this market will be our ability to serve as the trusted advisor to our clients. In this capacity we will continue to expand our offerings by building new products and solutions, partnering with technology providers and bringing it all together for the customer with our services offerings. Our services group gives us the capabilities to help our customers deploy a total solution that meets their demands for securing digital identities and information. In Q3, 2004, our US professional services team achieved their highest quarterly professional services revenue in over three years and our

Entrust Cygnacom division achieved their highest professional services quarterly revenue ever. Our services revenues increased 4% from Q3, 2003, and were essentially flat from Q2, 2004. We believe that the investment in services is paying off. We remain positive on our outlook for services in 2004. However, budgets, adoption of our software and our leveraging of our services partners could all impact our ability to create services revenue.

We earn revenue by providing both software and services to our customers. We earn software revenue mainly on a per user basis under a perpetual licensing agreement. We earn services revenue by providing support and maintenance to our customers along with professional services for the planning, architecture and deployment of our products and services. In Q3, 2004, 30% of our revenue was from product sales and 70% was from services and maintenance, compared to 24% from product and 76% from services and maintenance in Q2, 2004, and 29% from product and 71% from services and maintenance in Q3, 2003. Over the last three years, we have become a more services-led company as we have been focused on helping our customers deploy our products. In 2004, we will continue to focus on providing services to our customers, but we will also look to increase the percentage of software sales in relation to services, primarily through the introduction of new software products.

Over the past three years, we have focused on keeping our cost structure in line with our current revenue opportunity. In the second quarter of 2003, we restructured the Company and established a goal of reaching breakeven by the end of 2003. In the fourth quarter of 2003 we met this goal and produced a $60 thousand net profit. We followed that accomplishment up with net profits of $519 thousand and $493 thousand in Q1 and Q3, 2004, respectively. This achievement was an important step in our strategy of returning the Company to a growth and leadership position in the I&AM market space. In the second quarter of 2004, our product revenues declined $2.6 million from the first quarter, falling short of expectations. However, product revenues recovered in Q3, 2004, posting a $1.8 million increase over Q2, 2004, and a $700 thousand increase over the same quarter of 2003.

We have a history of providing valued security solutions to our customers. In 2003, we released a number of new products that are beginning to be deployed in the market. Evidence of new product deployment came in the second quarter of 2004 as all five of our top five deals in the quarter contained at least one component of our newly released product offerings. Key in the third quarter of 2004 was the commercial release of Entrust Compliance Server. Entrust Compliance Server is a Linux-based appliance that helps enterprise and government customers enable real-time e-mail compliance. This highly accurate and efficient content scanning technology, based on the technology we acquired in our asset purchase from AmikaNow!, automatically enforces e-mail policy pertaining to individual privacy, intellectual property protection, anti-spam, vulgarity, and regulatory mandates such as HIPAA, Sarbanes-Oxley and Gramm-Leach Bliley.

To assist customers in protecting e-mail messages identified as private or sensitive, Entrust also announced enhancements to its boundary and desktop e-mail security products, vastly increasing its secure messaging portfolio.

We also announced a new strategic technology, sales and marketing relationship with Pointsec Mobile Technologies in Q3, 2004. The relationship with Pointsec enables Entrust to address the growing need for protecting data on mobile devices. Bringing together their award-winning security capabilities, the two companies developed and are now jointly marketing data security products designed to protect information in laptop, desktop, PDA, server and other mobile and wireless environments. Further, in the third quarter of 2004, we increased our investments in Entrust Japan to a majority ownership and in Ohana Wireless.

Subsequent to the end of the quarter we released a new solution, Entrust IdentityGuard, a new strong authentication product designed to reduce the impact of identity theft that has damaged confidence in on-line transactions. With the dramatic rise of attacks such as phishing, enterprises and their customers are seeking more cost-effective and flexible ways to protect user’s identities. Entrust IdentityGuard provides an affordable, easy-to-implement and deployable second-factor of authentication solution that makes users less vulnerable to fraud, while helping organizations reduce the financial losses associated with identity theft.

Our management uses the following metrics to measure performance:

•	Number of product revenue transactions;

•	Average product revenue transaction size;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals

•	Product revenue split between three key solutions areas: Secure Messaging, Secure Identity Management, and Secure Data;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue and Cash marketable investment balances

BUSINESS OVERVIEW

During the third quarter of 2004, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $21.3 million consisted of 30% product sales and 70% services and maintenance. There was one deal over $1 million. Product revenue increased 12% over Q3, 2003, and 40% over Q2, 2004, driven by our higher software transaction closure rate and improved average purchase value in the third quarter of 2004. Services and maintenance revenues were consistent with both the second quarter of 2004 and the third quarter of 2003. Q3, 2004 net income was $0.5 million, or $0.01 per share, compared to a $9.0 million net loss, or $0.14 per share in Q3, 2003, and a net loss of $2.6 million, or $0.04 per share, in Q2, 2004. Entrust Secure Messaging Solutions accounted for 29% of software revenue, which is an increase of 247% from Q2, 2004 and an increase of 29% from Q3, 2003. In the third quarter, we also achieved our first sale of Entrust Compliance Server. Entrust Secure Identity Management Solutions accounted for 57% of software revenue, which is an increase of 5% from Q2, 2004 and an increase of 8% from Q3, 2003. Entrust Secure Data Solutions accounted for 13% of software revenue, which is an increase of 56% from Q2, 2004 and roughly equal to the software revenue in Q3, 2003. Entrust Certificate Services revenue increased 12% over Q2, 2004 and 45% over Q3, 2003. This is Entrust Certificate Services 4th consecutive record revenue quarter. Extended Enterprise accounted for 74% and Extended Government accounted for 26% of the product revenue in the quarter. The finance vertical accounted for approximately 54% of third quarter product revenue.

Other highlights from the third quarter of 2004 included:

•	Deferred revenue was $23.2 million, which is a year-over-year increase of approximately 25%.

•	Services and Maintenance comprised $14.8 million of total revenue. Services revenues were driven by Entrust Cygnacom, a business unit focused on providing security services to the U.S. Federal government, and U.S. professional services, which achieved its highest revenue level in over three years.

•	Entrust Certificate Services achieved its 4th consecutive quarter of revenue growth.

•	We have produced cash from operations of approximately $6.3 million for the first nine months of 2004.

•	The top five transactions accounted for 14% of Q3, 2004 revenues. The average purchase size this quarter was $93 thousand, up from $90 thousand in Q2, 2004 and $79 thousand in Q3, 2003. Total transactions reached 56, which is up from 39 in Q2, 2004 and is consistent with historical levels.

Our key technology-related accomplishments during the third quarter of 2004 included the following:

•	We announced Entrust IdentityGuard, a new strong-authentication product designed to reduce the impact of identity theft that has damaged confidence in on-line transactions. With the dramatic rise of attacks such as phishing, enterprises and their customers are seeking more cost effective and flexible ways to protect user’s identities. Entrust IdentityGuard provides an affordable, easy-to-implement and deployable second factor of authentication solution that makes users less vulnerable to fraud, while helping organizations reduce the financial losses associated with identity theft.

•	We announced the commercial availability of the Entrust Entelligence™ Compliance Server, a Linux-based appliance that helps enterprise and government customers enable real-time e-mail compliance. This highly accurate and efficient content scanning technology automatically enforces e-mail policy pertaining to individual privacy, intellectual property protection, anti-spam, vulgarity, and regulatory mandates such as HIPAA, Sarbanes-Oxley and Gramm-Leach Bliley. To assist customers in protecting e-mail messages identified as private or sensitive, Entrust also announced enhancements to its boundary and desktop e-mail security products, vastly increasing our secure messaging portfolio.

•	We announced that the recently-acquired AmikaNow! artificial intelligence-based compliance technology received the 2004 Frost & Sullivan Award for Technology Innovation. This award was presented to AmikaNow! and Entrust in recognition of their efforts in developing a set of first-class compliance and anti-spam solutions. The Entrust-owned technology delivers a highly sophisticated content analysis tool that can automatically analyze and categorize e-mail messages and documents based on the context and meaning of their contents, not simply pre-defined word lists.

•	Entrust and Pointsec Mobile Technologies announced a new strategic technology, sales and marketing relationship to address the growing need for protecting data on mobile devices. Bringing together their award-winning security capabilities, the two companies developed and are now jointly marketing data security products designed to protect information in laptop, desktop, PDA, server and other mobile and wireless environments.

•	Entrust Ready™ Partners including ActivCard, AET Europe, Aladdin Knowledge Systems, Axalto, Datakey, Monet+, SafeNet and Siemens, recently outlined the continued availability of comprehensive security solutions for the

Microsoft® Windows® platform and associated applications. These solutions enable organizations to strongly authenticate their users with the confidence of a hardware form factor. However, unlike most proprietary token technology, they allow customers to add security capabilities beyond authentication for applications such as secure e-mail or file encryption. These solutions provide customers with a broad set of application security capabilities, all from a single solution.

•	We announced that the U.S. Department of Agriculture’s National Finance Center (NFC), which uses our products, has been officially named a certified provider of Public Key Infrastructure (PKI) services for the federal government after meeting the requirements of the Federal Identity Credentialing Committee (FICC). The NFC`s Entrust software-based offering is the only public-private collaboration to be certified by the FICC.

CRITICAL ACCOUNTING POLICIES

In the third quarter of 2004, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments and purchase accounting, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

We generally do not engage in non-monetary transactions. However, for arrangements involving non-monetary exchanges the Company accounts for them in accordance with APB 29, “Accounting for Nonmonetary Transactions”. In the third quarter of 2004, we were involved in a non-monetary transaction with a customer; however, we established that a clear business purpose for the transaction existed and we were reasonably able to assign fair value to the consideration given by both parties to the transaction. Therefore, we concluded that it was appropriate to recognize revenue for the value of the product and services provided and record the associated expense for the products and services received. This non-monetary transaction accounted for less than 1% of total revenue for the third quarter of 2004.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. We have focused on improving our accounts receivable aging and, as a result, have been able to reduce our corresponding allowance for doubtful accounts in the nine months of 2004 in the process. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 29% of gross accounts receivable at September 30, 2004, compared to 39% of gross accounts receivable at September 30, 2003. No customers accounted for 10% or more of net accounts receivable at September 30, 2004. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of September 30, 2004, the total accounts receivable is $15.9 million, net of an allowance for doubtful accounts of $1.1 million compared to $18.8 million, net of an allowance for doubtful accounts of $4.0 million as of December 31, 2003.

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

In a separate matter, during the third quarter of 2004, the Company collected $550 thousand that had been outstanding over 365 days and had previously been fully reserved. The balance of $550 thousand was reversed against sales and marketing expense as a recovery of bad debt during the third quarter.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for restructured facilities, of $29.7 million at September 30, 2004, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As of September 30, 2004, we estimated a total of $22.6 million of sublease recoveries in our restructuring accrual. Of this amount, $22.1 million is related to the Santa Clara facility. In addition, $7.9 million of the $22.6 million is recoverable under existing sublease agreements, and the remaining $14.7 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $1.7 million at September 30, 2004 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at September 30, 2004 includes a total of $0.7 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

Accounting for Long-term Strategic and Equity Investments and Purchase Accounting

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

In addition, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $174 thousand and $551 thousand in our consolidated losses for the three and nine months ended September 30, 2004, respectively, compared to $212 thousand and $450 thousand for the three and nine months ended September 30, 2003, respectively. These losses are attributable to our pro rata share of Entrust Japan’s losses, prior to our acquisition of a majority ownership interest in Entrust Japan on September 13, 2004, while we have had an equity ownership in Entrust Japan of approximately 37% of its voting stock and totaled $1.8 million since the second quarter of 2002.

In addition, we had concluded, based on our understanding of the facts, that prior to acquisition of 1,700,000 additional shares, Entrust Japan met the definition of a variable interest entity, as described in FIN No. 46, as it did not have an equity investment at risk that was sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although we held a significant variable interest, we believe that we were not the primary beneficiary of Entrust Japan because our interests did not give us a majority of the expected losses and residual returns of the entity. Accordingly, prior to September 13, 2004, we accounted for Entrust Japan under the equity method. We did not consolidate the results and financial position of Entrust Japan with our consolidated results of operations and consolidated balance sheet for financial reporting purposes until September 13, 2004 when our ownership increased to 99%.

In July 2004, we increased our investment in Ohana to $1.225 million, which is held in the form of a convertible loan. This amount was increased by $275 thousand in the fourth quarter of 2004 (see Note 5 to our Condensed Consolidated Financial Statements). We determined that the loan was unlikely to be repaid but rather expect it to be converted into equity in Ohana Holdco, once Ohana becomes a wholly owned subsidiary of Ohana Holdco in connection with the Ohana Restructuring (see Note 5 to our Condensed Consolidated Financial Statements), which is expected to close on or about November 5, 2004 subject to customary closing conditions. On an as-converted basis at September 30, 2004, we would have held the equivalent of approximately 12% ownership share of Ohana Holdco. We have concluded that because of the additional investment and additional rights obtained, in July 2004 we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, we have accounted for our investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we have included our share of post-acquisition losses of Ohana, in the amount of $122 thousand in our consolidated losses for the current fiscal year.

If the demand for the technologies and products offered by Ohana materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company. To date, we have not recorded any impairment in connection with this investment.

Ohana is an entity in the development stage with limited equity. As a result, we have concluded that Ohana is a variable interest entity. Ohana’s assets consist primarily of cash and intellectual property. We have also concluded that we are not the primary beneficiary of Ohana and, accordingly, the convertible loan is recorded in other long-term assets in our consolidated balance sheet. Our maximum exposure to Ohana is the $1.5 million existing convertible loan.

On June 18, 2004, we completed the acquisition of intellectual property and certain other assets of AmikaNow, a privately-held provider of advanced anti-spam, e-mail content scanning and analysis technology, which is a development stage company with negligible revenue, in exchange for $2.7 million in cash and $1.3 million in guaranteed future payments payable over three years and other acquisition-related costs. In addition, we offered employment to certain employees of AmikaNow. Also, we may be required to make additional payments of up to a maximum of $2.4 million, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow for a period of three years following the date of acquisition, if and only if sufficient sale of products take place in this time frame.

On September 10, 2004, we completed the acquisition 1,700,000 shares of voting common stock of Entrust Japan, a privately-held company engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market, with an exclusive license to market and sell Entrust products in Japan., in exchange for $1.6 million in cash. This acquisition of shares increased our ownership interest in Entrust from 37% to 99% of the outstanding voting stock.

These acquisitions were accounted for under the purchase method of accounting, and, accordingly, the purchase price in each case was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In determining the fair value of the intangible assets acquired, we were required to make significant assumptions and judgments regarding such things as the estimated future cash flows that we believe will be generated as a result of the acquisition of developed technology and non-contractual customer relationships, and the estimated useful life of these acquired intangible assets. We believe that our assumptions and resulting conclusions are the most appropriate based on existing information and market expectations. However, different assumptions and judgments as to future events could have resulted in different fair values being allocated to the intangible assets acquired. We will review these assets for impairment in future, in accordance with the guidance in SFAS No. 142, “Goodwill and Intangible Assets” and SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which require goodwill and intangible assets to be reviewed for impairment at least annually or whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have a valuation allowance of $129.6 million as of September 30, 2004, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $104.5 million and $25.1 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At September 30, 2004, approximately 88% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

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

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to create a net loss in the three months ended September 30, 2004 of $1.7 million and to increase our net loss to $9.4 million for the nine months ended September 30, 2004, compared to a net loss of $12.6 million and $46.0 million for the three and nine months ended September 30, 2003, respectively, and consequently, we would have reported a net loss per share of $0.03 and $0.20 for the three and nine months ended September 30, 2004, respectively, compared to a net loss per share of $0.20 and $0.72 for the three and nine months ended September 30, 2003, respectively. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 3 to our condensed consolidated financial statements, included in this report. As an illustration, because of significant movement in the market value of our stock price, the percentage of total options outstanding that were considered to be “In the Money” (options with exercise prices at or below the closing market price per share) went from 35% at June 30, 2004 to 12% at September 30, 2004.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	(Unaudited) THREE MONTHS ENDED SEPTEMBER 30,		(Unaudited) NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues:
Product	30.4%	28.9%	28.8%	35.0%
Services and maintenance	69.6	71.1	71.2	65.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	3.9	6.4	4.6	5.9
Services and maintenance	31.1	37.6	33.6	34.9
Amortization of purchased product rights	0.8	—	0.3	0.9

Total cost of revenues	35.8	44.0	38.5	41.7

Gross profit	64.2	56.0	61.5	58.3

Operating expenses:
Sales and marketing	27.0	43.7	29.1	43.2
Research and development	18.5	29.7	20.1	28.3
General and administrative	15.5	16.1	15.3	15.7
Impairment of purchased product rights	—	—	—	1.8
Restructuring charges and adjustments	—	11.1	—	21.2

Total operating expenses	61.0	100.6	64.5	110.2

Income (loss) from operations	3.2	(44.6)	(3.0)	(51.9)

Other income (expense):
Interest income	1.7	1.9	1.4	2.2
Foreign exchange gain (loss)	(0.6)	(0.5)	0.7	(0.6)
Loss from equity investment	(1.4)	(1.0)	(1.1)	(0.7)
Write-down of long-term strategic investments	—	—	—	(4.3)

Total other income (expense)	(0.3)	0.4	1.0	(3.4)

Income (loss) before income taxes and minority interest	2.9	(44.2)	(2.0)	(55.3)
Minority interest in subsidiary	—	—	—	—

Income (loss) before income taxes	2.9	(44.2)	(2.0)	(55.3)
Provision for income taxes	0.6	0.5	0.4	0.7

Net income (loss)	2.3%	(44.7)%	(2.4)%	(56.0)%

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

Total Revenues

Total revenues were $21.3 million for the three months ended September 30, 2004, which represented an increase of 7% from the $20.0 million of total revenues for the three months ended September 30, 2003. Total revenues were $63.9 million for the nine months ended September 30, 2004, which represented a decrease of 1% from the $64.2 million of total revenues for the nine months ended September 30, 2003. Total revenues derived from North America of $16.0 million for the three months ended September 30, 2004 represented an increase of 12% from the $14.3 million for the three months ended September 30, 2003, while the total revenues derived from outside of North America of $5.3 million for the three months ended September 30, 2004 represented a decrease of 16% from the $5.7 million for the three months ended September 30, 2003. Total revenues derived from North America of $47.5 million for the nine months ended September 30, 2004 represented an increase of 8% from the $44.1 million for the nine months ended September 30, 2003, while total revenues derived from outside of North America of $16.4 million for the nine months ended September 30, 2004 represented a decrease of 18% from the $20.1 million for the nine months ended September 30, 2003. The overall decline in total revenues in the nine months ended September 30, 2004 was driven by a reduced closure rate for software transactions, particularly in the second quarter of 2004. However, our software transaction closure rate improved in the third quarter of 2004, particularly in North America. The overall decrease in revenues year to date is largely due to the effect of a decline in license revenues, which was felt most strongly in Europe, Asia and other international locales, due to the continued soft economic climate internationally. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. In addition, extended government revenues, which includes healthcare, generated in the United States decreased from $15.0 million for the nine months ended September 30, 2003 to $13.7 million from the nine months ended September 30, 2004, or a decrease of 9%, while these revenues increased from $3.9 million for the third quarter of 2003 to $5.0 million for the same quarter of 2004, or an increase of 28%. The United States and Canadian governments represented 19% and 8% of total revenues in the third quarter of 2004, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 12% and 6% of total revenues in the third quarter of 2004. Overall, the United States and Canadian governments represented 18% and 9% of total revenues in the first nine months of 2004, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 12% and 6% of total revenues in the first nine months of 2004. One other individual customer accounted for 10% of total revenues in the three months ended September 30, 2004, while no other individual customer accounted for 10% or more of total revenues in the nine months ended September 30, 2004 or in the three and nine months ended September 30, 2003, respectively.

Product Revenues

Product revenues of $6.5 million for the three months ended September 30, 2004 represented an increase of 12% from the $5.8 million for the three months ended September 30, 2003, representing 30% and 29% of total revenues in the respective periods. Product revenues of $18.4 million for the nine months ended September 30, 2004 represented a decrease of 18% from the $22.5 million for the nine months ended September 30, 2003, representing 29% and 35% of total revenues in the respective periods. The decrease in product revenues in the first nine months of 2004 in absolute dollars when compared to the same period of 2003 is primarily due to reduced U.S. government spending resulting from continued delays in budget approvals, the soft economic climate internationally and concerns over the war in Iraq. New project purchases have remained subject to governmental budgetary constraints, particularly in the United States. In addition, the global downturn experienced from 2001 through 2003 continues to have a significant impact on information technology projects and the commitments that customers have made to expenditures in this area, with customers buying for their immediate needs, as opposed to buying for a total project or enterprise. Highlighting this trend, we had 157 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the first nine months of 2004, down from 206 in the first nine months of 2003, or a 24% decrease. Additionally, this decline reflected a lower volume of software license transactions representing greater than $1.0 million in product revenue in the first nine months of 2004. However, we did experience improved product revenues in the three months ended September 30, 2004 compared to the same quarter of 2003, primarily due to increased penetration into the Enterprise customer market, despite the fact that product revenue transactions in the third quarter of 2004 of 56 trailed the closure rate of 61 in the same quarter last year, representing a 8% decline. This was because the average license revenue transaction size increased from $79 thousand in the third quarter of 2003 to $93 thousand in the third quarter of 2004, or an increase of 18%. The top-five license revenue transactions as a percentage of total revenues increased from 13% to 14% for the three months ended September 30, 2004 compared to the same period in 2003, but declined from 18% for the nine months ended September 30, 2004 to 14% for the nine months ended September 30, 2003. Product revenues as a percentage of total revenues for the third quarter of 2004 was consistent with the same quarter of the previous year, but decreased for the nine months ended September 30, 2004 compared to the same period in 2003 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software.

Services and Maintenance Revenues

Services and maintenance revenues of $14.8 million for the three months ended September 30, 2004 represented an increase of 3% from the $14.3 million for the three months ended September 30, 2003, representing 70% and 71% of total revenues in the respective periods. Services and maintenance revenues of $45.5 million for the nine months ended September 30, 2004 represented an increase of 9% from the $41.7 million for the nine months ended September 30, 2003, representing 71% and 65% of total revenues in the respective periods. The increase in services and maintenance revenues is due to strong demand for Entrust’s architecture and deployment services, as well as significantly improved support and maintenance revenue. The increase in services revenue in the three and nine months ended September 30, 2004 when compared to the same periods of 2003 has been driven by increased professional services revenue in the United States, including record revenue from our Entrust CygnaCom division, and support and maintenance revenues, and related support contract renewals, which continue to be at the highest levels in our history. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. Support and maintenance revenues grew $0.9 million for the first nine months of 2004 when compared to the same period of 2003 partly due to the acquisition of Entrust Japan during the third quarter, while professional services revenues increased $2.9 million primarily due to a $2.4 million growth in revenues in our Entrust CygnaCom division. Services and maintenance revenues as a percentage of total revenues for the third quarter of 2004 was consistent with the same quarter of the previous year, but such percentage increased for the nine months ended September 30, 2004 compared to the same period in 2003, reflecting the shift in the mix of revenues from product to services and maintenance revenues, largely due to the strength of demand for our services and maintenance business relative to the demand for software.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative, impairment of purchased products rights and restructuring charges. Total expenses of $20.6 million for the three months ended September 30, 2004 represented a decrease of 29% from $29.0 million for the three months ended September 30, 2003. Total expenses of $65.9 million for the nine months ended September 30, 2004 represented a decrease of 34% from $97.5 million for the nine months ended September 30, 2003. The decrease from the first nine months of 2003 was due primarily to costs of $14.8 million associated with our May 2003 restructuring that we incurred in the second and third quarters of 2003, as well as the impact of cost savings associated with our May 2003 restructuring plan of approximately $16.8 million and the collection of a long outstanding receivable for which bad debt expense had been recorded in a previous year, which netted approximately $1.3 million reduction in selling and marketing expenses in the first quarter of 2004. These savings were partially offset by increased costs in the first quarter of 2004 of $1.3 million related to our corporate bonus plan. As of September 30, 2004, we had 511 full-time employees globally, compared to 522 full-time employees at September 30, 2003. No employees are covered by any collective bargaining agreements.

Cost of Product Revenues

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $0.8 million for the three months ended September 30, 2004, which represented a 38% decrease from $1.3 million for the three months ended September 30, 2003, representing 4% and 6% of total revenues in each of the respective periods. Cost of product revenues of $3.0 million for the nine months ended September 30, 2004 represented a 21% decrease from $3.8 million for the nine months ended September 30, 2003, representing 5% and 6% of total revenues in each of the respective periods. The net decrease in third-party royalties in the third quarter of 2004 was the result of a $0.1 million increase due to the overall higher level of product revenues in the third quarter of 2004 compared to the same quarter of 2003, offset by a $0.6 million decrease due to a large third party royalty associated with one product transaction in the third quarter of 2003. This also accounted for the decrease in cost of product revenues as a percentage of total revenues for the third quarter of 2004. For the nine months ended September 30, 2004, cost of product revenues decreased, both in absolute dollars and as a percentage of total revenues, due to a general shift in the mix of product sales away from products that incorporate third party technology, which resulted in additional savings of $0.7 million over and above the savings associated with the overall lower level of product revenues in the first nine months of 2004 compared to the same period of 2003. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $6.6 million for the three months ended September 30, 2004, which represented a 12% decrease from $7.5 million for the three months ended September 30, 2003, representing 31% and 38% of total revenues for the respective periods. Cost of services and maintenance revenues was $21.5 million for the nine months ended September 30, 2004, which represented a 4% decrease from $22.4 million for nine months ended September 30, 2003, representing 34% and 35% of total revenues for the respective periods. The decrease in the cost of services and maintenance revenues in absolute dollars in the third quarter of 2004 compared to the same quarter of 2003 was due to the net effect of decreased costs associated with operating efficiencies, which resulted in a $1.0 million reduction in the cost structure of our professional services team, despite improved revenue performance for services and maintenance, offset by increased investment in our support and maintenance team and our Entrust CygnaCom services team of $0.1 million in the third quarter of 2004. Cost of services and maintenance revenues in absolute dollars in the first nine months of 2004 decreased when compared to the same period of 2003, due to the net effect of decreased costs associated the operating efficiencies and with our May 2003 restructuring, which resulted in a $2.0 million reduction in the cost structure of our professional services team, despite improved revenue performance, offset by increased investment in our support and maintenance team and our Entrust CygnaCom services team of $1.1 million in the first nine months of 2004. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in the three months ended September 30, 2004 compared to the same period of 2003 is primarily due to the cost savings achieved, as discussed above. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in the nine months ended September 30, 2004 compared to the same period of 2003 was largely due to the fact that we were able to grow services and maintenance revenues while not increasing our overall services and maintenance cost in the first nine months of 2004 and, in fact, decreasing these expenses in the second and third quarters of 2004 when compared to the same periods in the prior year, through improved utilization of existing resources. The cost of services and maintenance revenues as a percentage of total revenues in the nine months ended September 30, 2004 decreased 4-percentage points due to this effect, compared to the same period of the previous year. However, this effect was partially offset by the lower product revenue performance, particularly as a result of the reduced closure rate for software transactions in the first nine months of 2004, and the shift in the mix of revenues from license to services and maintenance revenues compared to the same period of 2003, whereby services and maintenance revenues as a percentage of total revenues increased to 71% in the first nine months of 2004 from 65% in the first nine months of 2003. As the services and maintenance revenues represented the larger proportion of total revenues and declined less than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues. Without this effect, services and maintenance expenses would have decreased 3% in relation to total revenues for the nine months ended September 30, 2004 compared to the same period of the previous year.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 55% for the three months ended September 30, 2004 compared to 47% for the three months ended September 30, 2003. Services and maintenance gross profit as a percentage of services and maintenance revenues was 53% and 46% for the nine months ended September 30, 2004 and 2003, respectively. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues for the three and nine months ended September 30, 2004, compared to the same periods of 2003, was primarily due to improved professional services revenues and operating efficiencies achieved in the form of higher productivity and utilization of available professional services resources, particularly in North America, meaning lower relative costs associated with professional services in light of these improved revenues, which resulted in higher margin attainment by our professional services team. These increases in professional services revenues accounted for an eight- and nine-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three and nine months ended September 30, 2004, respectively, when compared to the same periods of 2003. However, support and maintenance margins declined for the nine months ended September 30, 2004 due to the significant investment made in this team early in 2004 to ensure continued quality of service, which resulted in an offsetting two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues, compared to the same period of the previous year. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $5.8 million for the three months ended September 30, 2004 from $8.8 million for the comparable period in 2003. Sales and marketing expenses decreased to $18.6 million for the nine months ended September 30, 2004 from $27.7 million for the nine months ended September 30, 2003. Sales and marketing expenses represented 27% and 29% of total revenues for the three and nine months ended September 30, 2004, compared to 44% and 43% for the comparable periods in 2003. The decrease in sales and marketing expenses in absolute dollars was mainly due to the continued management discipline with respect to spending, savings achieved as a result of our May 2003 restructuring and corresponding reduction in headcount, and the collection of a long outstanding receivable, which netted an approximate $1.3 million reduction in selling and marketing expenses in the first quarter of 2004. In addition, sales and marketing expenses were decreased by reductions in the provision for aged receivables of $0.6 million and $2.0 million in the three and nine months ended September 30, 2004. Savings were also realized related to reduced sales commissions due to the lower product revenue achievement in the three and nine months ended September 30, 2004, respectively. The decrease in sales and marketing expenses as a percentage of total revenues for the three and nine months ended September 30, 2004, compared to the same periods of 2003, reflected the effect of cost savings realized through our May 2003 restructuring and reduced spending through efficiencies and discipline implemented in our sales processes, which decreased sales and marketing expenses as a percentage of total revenues by ten-percentage points (10% in the first nine months of 2004), a one-percentage point (1% in the first nine months of 2004) decrease due to lower sales commission costs, and a four-percentage point (3% in the first nine months of 2004) decrease due to the bad debt recovery. In addition, these savings were complemented by a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2004, due to improved revenue achievement compared to the same period of 2003. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the third quarter of 2004, the allowance for doubtful accounts decreased $0.6 million to $1.1 million primarily as a result of a reduction in the allowance because of the significant improvement in our accounts receivable aging at September 30, 2004. During the first quarter of 2004, the allowance for doubtful accounts decreased to $2.0 million primarily due to the settlement of a long outstanding receivable discussed above, which had been fully provided for in fiscal 2001, and also due to effective cash collections during the period. As a result, we recorded a net bad debt recovery of $1.2 million in the first quarter of 2004, after providing for the settlement costs related to the recovered bad debt and recording a provision for other aged receivables.

Operating Expenses—Research and Development

Research and development expenses decreased to $3.9 million and $12.9 million for the three and nine months ended

September 30, 2004 from $6.0 million and $18.2 million for the comparable periods in 2003. Research and development expenses represented 19% and 20% of total revenues for the three and nine months ended September 30, 2004, respectively, compared to 30% and 28% for the comparable periods in 2003. The decrease in research and development expenses in absolute dollars for the three and nine months ended September 30, 2004, compared to the same periods in 2003, was mainly due to the continued management discipline in spending and savings achieved as a result of our May 2003 restructuring, which reduced expenses in this area by approximately $2.1 million and $5.6 million in the three and nine months ended September 30, 2004. This decrease for the first nine months of 2004 was partially offset by increased compensation costs associated with our corporate bonus plan of approximately $0.3 million recorded in the first quarter of 2004. Research and development expenses as a percentage of total revenues for the three and nine months ended September 30, 2004 decreased compared to the same periods in 2003, mainly due to a ten- and eight-percentage point decrease in spending in this area, respectively, as a result of the May 2003 restructuring. This effect was augmented by the improved revenue achievement during the third quarter of 2004, which accounted for a one-percentage point decrease in these expenses as a percentage of total revenues in the three months ended September 30, 2004. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses increased to $3.3 million for the three months ended September 30, 2004 from $3.2 million for the three months ended September 30, 2003 and decreased to $9.8 million for the nine months ended September 30, 2004 from $10.1 million for the comparable periods in 2003. General and administrative expenses represented 16% and 15% of total revenues for the three and nine months ended September 30, 2004, compared to 16% for each of the comparable periods in 2003. The increase in general and administrative expenses in absolute dollars for the third quarter of 2004 and decline in these expenses for the nine months ended September 30, 2004 compared to the same periods in 2003 was due to net effect of continued management discipline in this area, with savings of $0.1 million in the third quarter ($0.5 million in the first nine months of 2004), and the implementation of our restructuring plan in May 2003, which resulted in reduced spending of $0.7 million for the first nine months of 2004, offset by increased costs associated with Entrust Japan of $0.2 million in the third quarter of 2004 and increased compensation costs associated with the corporate bonus plan of $0.7 million recorded in the first quarter of 2004. General and administrative expenses as a percentage of total revenues increased for the third quarter of 2004 compared to the same period of 2003, due to the additional Entrust Japan expenses, which accounted for a one-percentage point decrease in general and administrative expenses as a percentage of revenue. General and administrative expenses as a percentage of total revenues for the first nine months of 2004 was consistent with the same period of 2003, largely due to the reduced spending that resulted from our May 2003 restructuring, which translated into a three-percentage point decrease, which was offset by the increased costs related to the bonus plan in the first quarter of 2004 and Entrust Japan in the third quarter of 2004. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Impairment of Purchased Product Rights

Amortization of purchased product rights was $178 thousand and $201 thousand for the three and nine months ended September 30, 2004, respectively, related to the acquisition of certain business assets from AmikaNow. This expense was recorded as a component of cost of revenues.

As a result of actions undertaken in the restructuring in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired in 2000 from enCommerce, Inc. (“enCommerce”). Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, we recorded an impairment charge in the second quarter of 2003 related to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value. Amortization of purchased product rights in connection with the enCommerce acquisition of $568 thousand was expensed for the nine months ended September 30, 2003. This expense was recorded as a component of cost of revenues in those periods.

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

Interest Income

Interest income decreased to $359 thousand and $904 thousand for the three and nine months ended September 30, 2004, respectively, from $377 thousand and $1.4 million for the three and nine months ended September 30, 2003, respectively, representing 2% and 1% of total revenues for the three and nine months ended September 30, 2004, respectively, compared to 2% of total revenues for each of the three and nine months ended September 30, 2003. The decrease in investment income reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations, stock repurchases and cash used in the acquisition of Entrust Japan and certain assets from AmikaNow. The funds invested decreased to $100.6 million at September 30, 2004 from $110.4 million at September 30, 2003. In addition, the decrease was due to lower interest rates that have been available for the first nine months of 2004, compared to the same period in 2003. The rate of return on our marketable investments dropped to approximately 1.1% in the first nine months of 2004 compared to a rate of return of approximately 1.3% in the first nine months of 2003.

Loss from Equity Investment

We recorded $174 thousand and $551 thousand of losses related to our investment in Entrust Japan for the three and nine months ended September 30, 2004, respectively, compared to $212 thousand and $450 thousand for the three and nine months ended September 30, 2003. This investment was accounted for under the equity method of accounting for investments in common stock until acquisition on September 13, 2004, since we had the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for the three and nine months ended September 30, 2004 on an equity accounting basis, based on an approximate 37% ownership interest in the voting capital of Entrust Japan up to the date of acquisition.

In addition, we recorded $122 thousand of losses related to our investment in Ohana for the three and nine months ended September 30, 2004. We began accounting for this investment under the equity method of accounting for investments in common stock in the third quarter of 2004, since we had the potential to significantly influence the operations and management of Ohana.

Provision for Income Taxes

We recorded a net income tax provision of $143 thousand and $206 thousand for the three and nine months ended September 30, 2004, compared to income tax provisions of $91 thousand and $411 thousand for the three and nine months ended September 30, 2003. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates in these periods primarily due to the amortization of purchased product rights and the impairment of long-term strategic investments and purchased product rights, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $6.3 million in operating activities during the nine months ended September 30, 2004. This cash inflow was primarily a result of a net income before non-cash charges of $1.0 million, a decrease in accounts receivable of $5.8 million, an increase in deferred revenue of $5.7 million, partially offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $2.2 million, and a decrease in accrued restructuring charges of $4.0 million. Our average days sales outstanding at September 30, 2004 was 67 days, which represents a decrease from the 72 days that we reported at June 30, 2004. The overall decrease in days sales outstanding from June 30, 2004 was the combined effect of higher revenues, significantly improved in-quarter collections during the third quarter of 2004, and strong overall collection efforts during the same period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

During the nine months ended September 30, 2004, we generated $2.4 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $7.9 million (net of $61.4 million of marketable investment purchases). This was partially offset by $1.1 million invested in property and equipment, primarily for computer hardware upgrades throughout our organization, and $0.9 in other long-term assets. In addition, we invested $2.7 million of cash in the acquisition of intellectual property and certain other assets from AmikaNow and $0.8 million in the acquisition of Entrust Japan.

We used cash of $5.1 million in financing activities during the nine months ended September 30, 2004 primarily for the repurchase of our Common stock in the amount of $5.8 million, offset by $0.7 million of cash provided by the exercise of employee stock options.

As of September 30, 2004, our cash, cash equivalents and marketable investments in the amount of $100.6 million provided our principal sources of liquidity. Overall, we used $4.0 million of cash, cash equivalents and marketable investments during the first nine months of 2004. Although we continue to target operating breakeven, based on sustaining current revenue and operating expense structures, we estimate that we will continue to use cash in fiscal 2004 to satisfy the obligations provided for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7.0 million shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our Board of Directors, in open market, negotiated or block transactions. In July 2003, we announced that our Board of Directors had agreed to extend the expiry date of the stock repurchase program to September 1, 2004 and to permit the purchase of up to 7,000,000 shares of the Company’s common stock in addition to the 2,229,200 shares already purchased up to that time. In August 2004, we announced that our Board of Directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of our common stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. Since the announcement of the program in 2002, we have repurchased 3,490,640 shares of Common stock for an aggregate purchase price of $11.7 million, of which 77,700 and 1,261,440 shares were repurchased during the three and nine months ended September 30, 2004, respectively, at an aggregate purchase price of $0.2 million and $5.8 million, respectively.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $31.4 million of accrued restructuring charges at September 30, 2004 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $23.3 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancellable operating leases that will expire in 2011 with certain renewal options. Other significant contractual obligations or commitments that were not recorded in our financial statements are listed below. A summary of our contractual commitments at September 30, 2004 is as follows:

	As of September 30, 2004 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$17,972	$2,543	$5,266	$6,858	$3,305
Operating lease obligations – restructured facilities	38,659	6,027	12,383	11,259	8,990
Other contractual obligations	1,500	1,500	—	—	—

Total	$58,131	$10,070	$17,649	$18,117	$12,295

In addition to the lease commitments included above, we have provided letters of credit totaling $10.7 million as security deposits in connection with certain office leases.

In August 2004, we signed a Distribution Agreement with Pointsec Mobile Technologies (“Pointsec”) to jointly develop and market data security products designed to protect information in laptop, desktop, PDA and server environments. Under this agreement, we have committed to certain payments to Pointsec totaling $1.5 million, due as follows: $1.0 million in the fourth quarter of 2004, $250 thousand in the first quarter of 2005 and $250 thousand in the second quarter of 2005.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2003, 2002 and 2001, our three largest customers accounted for 29%, 18% and 18% of revenues, respectively. In the three months ended September 30, 2004 and 2003, our three largest customers accounted for 28% and 28% of revenues, respectively.

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

The extended government vertical (Governments, including Healthcare) accounted for 26% of our software revenue in the third quarter of 2004 and 45% of software revenue in fiscal 2003. The U.S. and Canadian governments represented 19% and 8% of total revenues, respectively, in the third quarter of 2004, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

A decline or delay in the growth of this market could reduce demand for our products, adversely affecting our revenues and results of operations. In addition, changes in Government officials as a result of elections could have an impact on our prospects in the Government market. Finally, failure to properly monitor pricing on government contracts could result in liability for penalties to the government for non-compliance.

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

In July 2004, we increased our investment in Ohana to $1.225 million, which is held in the form of a convertible loan. This amount was increased by $275 thousand in the fourth quarter of 2004 (see Note 5 to our Condensed Consolidated Financial Statements). We determined that the loan was unlikely to be repaid but rather expect it to be converted into equity in Ohana Holdco, once Ohana becomes a wholly owned subsidiary of Ohana Holdco in connection with the Ohana Restructuring (see Note 5 to our Condensed Consolidated Financial Statements), which is expected to close on or about November 5, 2004 subject to customary closing conditions. On an as-converted basis at September 30, 2004 we would have held the equivalent of approximately 12% ownership share of Ohana Holdco. We have concluded that because of the additional investment and additional rights obtained, in July 2004 we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, we have accounted for our investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we have included our share of post-acquisition losses of Ohana, in the amount of $122 thousand in our consolidated losses for the current fiscal year. If the demand for the technologies and products offered by Ohana materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company. To date, we have not recorded any impairment in connection with this investment.

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

In June 2004, we acquired intellectual property and certain other assets of AmikaNow for $4.0 million, plus potential additional payments in the future of up to $1.5 million based on revenue generated from products that incorporate the intellectual property acquired. In addition, in September 2004, we acquired majority ownership of Entrust Japan for $1.7 million. While management expects the integration of the acquired technology and people to go smoothly, each of the above risks apply to these acquisitions as well.

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $29.7 million at September 30, 2004, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $1.7 million at September 30, 2004, could have a material effect on our reported results.

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

Our $1.5 million investment in Ohana is subject to risk associated with joint ventures. Joint ventures have additional risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions.

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

The following table presents the cash, cash equivalents and marketable investments that we held at September 30, 2004, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$29,895	$—	$—	$—
Investments classified as held to maturity marketable investments	1,501	18,773	33,198	5,384

Total amortized cost	$31,396	$18,773	$33,198	$5,384

Fair value	$31,396	$18,762	$33,176	$5,370

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $4.9 million in 2003, when compared to 2002, due to fluctuations in the exchange rate between the United States and Canadian dollars. During the fourth quarter of 2004, we have engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $7.3 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extend past December 31, 2004. We did not engage in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the third quarter of 2004.

Risk Associated with Equity Investments

In July, 2004, we increased our investment in Ohana to $1.225 million, which is held in the form of a convertible loan. This amount was increased by $275 thousand in the fourth quarter of 2004 (see Note 5 to our Condensed Consolidated Financial Statements). We determined that the loan was unlikely to be repaid but rather expect it to be converted into equity in Ohana Holdco, once Ohana becomes a wholly owned subsidiary of Ohana Holdco in connection with the Ohana Restructuring (see Note 5 to our Condensed Consolidated Financial Statements), which is expected to close on or about November 5, 2004 subject to customary closing conditions. On an as-converted basis at September 30, 2004 we would have held the equivalent of approximately 12% ownership share of Ohana Holdco. We have concluded that because of the additional investment and additional rights obtained in July 2004 we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, we have accounted for our investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we have included our share of post-acquisition losses of Ohana, in the amount of $122 thousand in our consolidated losses for the current fiscal year. Ohana is a company in the start-up or development stage. If the demand for the technologies and products offered by this company materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company or that the remaining balance of the equity investment of $1.1 million at September 30, 2004 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Ohana. To date, we have not recorded any impairment in connection with this investment.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Entrust management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2004 (the end of the period covered by this quarterly report), of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of September 30, 2004.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2004 to July 31, 2004)	—	—	—	5,816,260
Month #2 (August 1, 2004 to August 31, 2004)	45,895	2.45	45,895	9,954,105
Month #3 (September 1, 2004 to September 30, 2004)	31,805	2.65	77,700	9,922,300

Total	77,700	$2.50	77,700	9,922,300

(1)	On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. Repurchases under the stock repurchase program may take place from time to time until September 15, 2005, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The Company’s management will determine the timing and amount of shares repurchased based on its evaluation of market and business conditions.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement and Release with Dave Carey, dated August 30, 2004

10.2	Executive Confidentiality, Non-solicitation, Non-competition, Intellectual Property Rights, and Code of Conduct Agreement with Jim Contardi, dated October 15, 2004

10.3	Executive Severance Agreement with Jim Contardi, dated October 15, 2004

10.4	Employment Agreement with Jim Contardi, dated October 15, 2004

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Master Software Supply and CA Services Agreement between Entrust Limited and Aerostrong Technology Co., Ltd., a subsidiary of China Spacesat Technology Limited, dated June 22, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: November 5, 2004

/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and Release with Dave Carey, dated August 30, 2004

10.2	Executive Confidentiality, Non-solicitation, Non-competition, Intellectual Property Rights, and Code of Conduct Agreement with Jim Contardi, dated October 15, 2004

10.3	Executive Severance Agreement with Jim Contardi, dated October 15, 2004

10.4	Employment Agreement with Jim Contardi, dated October 15, 2004

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Master Software Supply and CA Services Agreement between Entrust Limited and Aerostrong Technology Co., Ltd., a subsidiary of China Spacesat Technology Limited, dated June 22, 2004