Form 10-K
period 2004-12-31
ENTRUST INC
filed 2005-03-16
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock of $4.50 per share on June 30, 2004, as reported on the Nasdaq National Market, was approximately $224,516,795.

The number of shares outstanding of the registrant’s common stock as of March 11, 2005 was 62,598,809.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Entrust, Inc.’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on May 6, 2005 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

ENTRUST, INC.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including among other things, statements regarding Entrust’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to Entrust up to and including the date of this document, and Entrust expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Entrust’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations,” “—Certain Factors That May Affect Our Business” and elsewhere in this report. Readers should also carefully review the risks outlined in other documents that Entrust files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Entrust files in 2005.

Entrust, Entrust-Ready, Entrust/Entelligence, and getAccess are registered trademarks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. Entrust Authority, Entrust TruePass, Entrust GetAccess, Entrust Entelligence, Entrust CygnaCom, and ISG are trademarks or service marks of Entrust, Inc. or a subsidiary of Entrust, Inc. in certain countries. All other trademarks and service marks used in this annual report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

Introduction

Our dependence on networks and the Internet has grown significantly over time. Networks and the Internet have become interwoven with our lives and our daily activities at work and at home. In the past, the word “e-business” was used to describe the segment of business activity that occurred online. Now, an online presence is a given and organizations continue to look for ways to leverage networks for competitive advantage. “E-business” is now just “business”. Similarly, people no longer segment their activities into on- and off-line. Our lives are now digital lives.

Our lives have become digital lives because of the extended enterprise business model that pushes the communications reach of organizations far beyond their traditional boundaries in response to stakeholder demands. As this occurs, the need to confidently identify the user or device on the other end of a communication or transaction also grows, resulting in a significant management challenge. The challenge is further complicated by compliance requirements created by government regulation related to information privacy, internal controls and corporate governance. To balance these competing demands, organizations must employ information security and enterprise-wide policy and access management.

The Environment Today

Businesses and governments are dependent on the Internet as a foundation for communication, collaboration and commerce. More and more employees are becoming mobile; they want the same real-time access to the applications and information that they have in the office. Customers want to conduct transactions online to reduce costs and save time. Partners want to automate business processes and supply chains over the Web to increase productivity. Increasingly, as these transactions become automated, communication occurs between devices without requiring human involvement. This “extended enterprise” business model is rapidly becoming the standard in organizations across the world.

A key business issue that faces the extended enterprise is the rapid and exponential growth in the number of users and devices needing identities and security. For example, a company like Entrust has thousands of identities and transactions to manage, including employees, suppliers, outsource providers, partners, customers, and devices such as routers on the network. Large businesses or governments could have millions of users and device identities to manage, resulting in an incredibly complex environment that impacts costs and security.

The need for identities is not limited to individuals. With the growth in new technologies like Web services, users no longer even have to be involved in a highly-sensitive exchange of information. Entire transactions, such as exchange of supply chain information, can occur between two server-based applications. Organizations face significant risks if devices are not strongly identified.

Simultaneously, this expansion has created opportunities for sensitive information to be accessed inappropriately, by criminals, disgruntled employees or simply by accident. Governments worldwide have responded to repeated information security breaches by enacting legislation and regulation aimed at protecting information security and privacy. The compliance deadlines for such regulation such as Sarbanes-Oxley Section 404, the HIPAA Security Rule and Gramm-Leach Bliley are driving increased activity and spending on IT security to protect the digital lives of organizations and individuals.

Additionally, identity theft and “phishing” attacks on consumers’ personal information have increased and have been repeatedly publicized. The growing profile of this issue is beginning to motivate consumers to demand more of their online providers and has placed increased pressure on legislatures to respond.

The pressures of governance and regulatory compliance compete with the goal of further extending the enterprise. To resolve this conflict, organizations are looking to information technology as a means of providing enterprise-wide policy enforcement and information security. These business realities are driving the need for policy and access management solutions that secure digital identities and information.

About Entrust

Entrust, Inc. is a global provider of security software for securing digital lives though securing digital identities and information. Entrust operates in one business segment: the design, production and sale of policy and access management software products and related services for securing digital identities and information. Entrust software and the associated services enable businesses and governments around the world to conduct high-value, highly sensitive transactions, over wired and wireless networks including the Internet, in compliance with today’s regulatory guidelines.

Over 1,400 customers have purchased and deployed the Entrust secure messaging, secure data and secure identity management software solutions that integrate into the broad range of applications organizations use today to leverage Internet and enterprise applications to improve productivity. With over 100 patents and patent applications pending, Entrust takes the initiative in authoring and driving industry standards through standards boards and technology forums.

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning policy and access management software solutions is demonstrated by several key distinctions the company and its products received in 2004 from leading organizations. These and other 2004 highlights:

Products and Solutions

•	Entrust IdentityGuard Product Launch – In October 2004, Entrust launched Entrust IdentityGuard, its revolutionary new second factor authentication solution. In February 2005, Entrust announced its first customer contract with the Swedish government for the new product.

•	Web Services – In February 2005, Entrust announced new digital certificate management solutions to help organizations in managing the increasing number of security-aware devices and applications on their networks and to help add and manage security for web services applications.

•	Mobile Data Security – By entering into a strategic relationship with industry-leading Pointsec Mobile Technologies in 2004, Entrust added three new products to its product portfolio to address the growing need for automatically protecting data at rest on laptops, desktops, removable media and mobile devices such as PDAs.

•	Integration with leading vendors – In 2004, achieved and extended integration with Sun, Microsoft, Cisco, IBM, Safenet, Adobe, Oracle, PeopleSoft, SAP, Siebel, HP, Tibco, Webmethods, Apple and more

•	US E-Authentication Technology Provider – Entrust GetAccess was named to the list of approved technology providers for the Government Services Administration E-Authentication Initiative.

Awards

•	Frost & Sullivan Technology Innovation Award – Awarded to AmikaNow! and Entrust in recognition of their efforts in developing a set of first-class compliance and anti-spam solutions using Artificial Intelligence-enabled software.

•	CATAAlliance Innovation Award for Outstanding Product Achievement – Awarded to Entrust TruePass for its role in securing critical data as part of TeamBCE’s Session Encryption with Automated Login (SEAL) project for Statistics Canada’s initiative to bring the Census online.

•	Federal Computer Week Federal 100 Award – Entrust President, CEO and Chairman F. William Conner was named an FCW Federal 100 Award recipient for his leadership in improving government technology and services, and the company’s role as a trusted public sector advisor.

Other Highlights from 2004

•	Asia Digital Media – In December 2004, Asia Digital Media, Limited (“Asia Digital Media”) was formed as a joint venture between Entrust, China Aerospace New World and other partners. Asia Digital Media is a Hong Kong based company that will deliver secure network infrastructure to the Chinese market enabling digital TV satellite broadcasting, including HDTV, high-speed Internet services and on-line transactions. Asia Digital Media will also serve as Entrust’s key distribution channel in China.

•	AmikaNow! Acquisition – In June 2004, Entrust completed its acquisition of AmikaNow! Corporation (“AmikaNow!”) and in September 2004, Entrust Entelligence Compliance Server, a product employing advanced content analysis, was launched. The first product sale was completed in the fourth quarter of 2004.

•	Accenture E-Government Study – In May 2004, e-Governments worldwide were ranked in a global Accenture study. Three out of the top five e-Governments in the study have standardized on Entrust security solutions. These governments are Canada, Singapore and Denmark. The United States ranked as number three in the world. Entrust has deployments in over 65 U.S. Federal government entities.

•	NCSP Corporate Governance Task Force – In April 2004, the Corporate Governance Task Force of the National Cyber Security Partnership (NCSP), co-chaired by Entrust President, CEO and Chairman F. William Conner, released its report. This public-private partnership issued a call to action for CEOs and Boards of Directors to incorporate information security as part of corporate governance policies and management.

Customers

Entrust currently has more than 1,400 customers in more than 50 countries. Entrust’s customers are Global 1500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations, as well as domestic and foreign government agencies, including:

•	8 of the top 10 e-governments worldwide (as ranked by Accenture Study, May 2004)

•	8 of the top 10 Fortune Global 1500 telecommunications companies

•	8 of the top 10 Fortune Global 1500 aerospace and defense companies

•	7 of the top 10 Fortune Global 1500 commercial banks

•	7 of the top 10 Fortune Global 1500 pharmaceutical companies

•	4 of the top 5 Fortune Global 1500 petroleum companies

INDUSTRY BACKGROUND

Worldwide levels of access and numbers of highly sensitive transactions are proliferating, and businesses and governments continue to move higher-value transactions online and make more sensitive information available to customers, partners and employees. Therefore, organizations must be able to identify with whom they are doing business and ensure that information is adequately protected. However, the need for strong identification is not restricted to only individuals. As processes become increasingly automated, network devices must also be identified with confidence.

Confidently managing secure digital identities and information in a cost-effective, easy-to-use manner is critical to fully realizing the productivity promise of the Internet and the many enterprise technologies and applications that businesses and governments use today. It is also critical for organizations to avoid the negative consequences such as regulatory penalties or loss of brand equity or customers resulting from a security breach.

Entrust has seen a number of security issues become more prominent in recent months: data theft and disclosure, identity theft, e-mail security and device authentication. Each of these areas presents challenges to organizations in how to mitigate risks and increase protection in ways that sustain productivity and return on investment.

Data Theft and Disclosure

“Bank of America Corp. has lost computer data tapes containing personal information on 1.2 million federal employees, including … Social Security numbers and account information that could make customers of a federal government charge card program vulnerable to identity theft.”

—	Associated Press, “Bank of America Consumer Data Tapes Lost”, February 25, 2005

Theft and disclosure of corporate, government and personal data is still a growing problem. The very openness and accessibility that has stimulated the adoption and growth of private networks, the Internet and the Web, also threaten the privacy of individuals, the confidentiality of business information, and the accountability and integrity of transactions. Key concerns include risk of theft, alteration, interception and dissemination of confidential data, as well as fraud, loss of reputation and economic loss. Threats to information security arise from external sources such as competitors and computer hackers, as well as internal sources, such as curious or disgruntled employees and contractors. A further challenge for organizations is the sufficient protection of digital information for both regulatory compliance and for preventing and countering threats of cyber-terrorism.

Identity Theft and Phishing

“Phishing concerns have caused 26% of online consumers to not apply online for a financial product and 14% to stop using online banking and bill pay.”

—	Forrester Research, Inc., “Financial Services First Look”, Dec 2004

Within the last year, a particular type of data compromise, known as identity theft, has been experiencing rapid growth. Identity theft involves the acquisition of an individual’s personal information that enables a criminal to leverage the individual’s identity, primarily to commit financial fraud. This can result in the criminal opening illegitimate credit accounts, stealing funds or ordering goods using the individual’s information. The individual whose identity was stolen can be faced with spending extensive time and money to correct the fraud and repair his or her credit.

This rapid increase in identity theft is being driven by several different types of crimes. In some of these cases, an individual’s identity is stolen by obtaining physical documents and using the associated information to create a false, duplicate identity. In other cases, an identity thief attempts to steal on-line identification information for the purpose of accessing the victim’s on-line accounts, such as their bank account. Once gaining access to the victim’s bank account, the thief will transfer funds from the account and acquire more personal information to further the crime. This type of identity theft is alarming since the perpetrator or thief does not need to reside in the same region as the victim, nor do they have to have access to any physical documentation. From virtually anywhere in the world, the thief need only trick the user into surrendering their password.

“In January [2005], there were 12,845 new, unique phishing email messages reported to the APWG [Anti Phishing Working Group]. This is a substantial increase of 42% over the unique reports for December, and represents an average monthly growth rate of 30% since July (2,625).”

—	Phishing Activity Trends Report, Anti Phishing Working Group, January, 2005

On the Internet these attacks can manifest themselves in “phishing”, which is resulting in a rapid increase of on-line identity theft. Phishing attacks rely on the use of “spoofed” e-mails and fraudulent web sites. They are designed to fool recipients into divulging their user names and passwords, which then can be used to access victims’ accounts.

“72% of consumers who connect to the Internet but do not bank on-line would be likely to consider banking on-line if there was better protection of their on-line identity.”

—	Entrust Internet Security Survey by Greenfield Online, Sept 2004

Identity theft and phishing attacks pose an alarming risk to organizations because of the financial losses associated with identity theft. More importantly, they undermine user confidence in e-commerce – preventing organizations from realizing the benefits associated with on-line transactions when compared to traditional brick and mortar transactions. Taking steps to stem the increase of on-line identity theft is becoming an imperative for any organization that wants to leverage the Internet by extending services to customers and partners.

In the past, user name and password authentication has been sufficient to meet the needs of many e-commerce transactions. However, the rapid increase in on-line identity theft shows that passwords alone can no longer sufficiently counter more sophisticated identity theft attacks.

The most effective way to meet this challenge is to strengthen the authentication process. By using a second factor of authentication, something the user has in addition to something they know, the odds of a successful attack can be reduced. However, historically, there have been few options for organizations to strengthen authentication without significant costs and significant impact to the end-user experience. Entrust IdentityGuard is now available to meet this challenge.

E-Mail Security

E-mail is by far the most frequently-used productivity tool in any organization and its business value is clear. No other tool can allow individuals to share information and make decisions quite so cost-effectively and quickly. However, with so much e-mail now flowing in and out of organizations, there are new risks to be managed, including loss of intellectual property and sensitive information, policy and regulatory compliance and general knowledge regarding the contents of e-mail.

The benefits of basic e-mail communication are numerous and widely recognized. However, secured e-mail can provide additional benefits by helping to allow organizations to move more sensitive and higher value transactions online. Messages that were previously limited to more traditional methods of communication due to concerns about information security—such as the concern that e-mail can be intercepted or read by unintended audiences—can now be moved online with a similar level of assurance of confidentiality and data integrity as that which exists in the paper world.

Many people have a false sense of security with respect to e-mail, based largely on the feeling of anonymity provided by the Internet and the sheer volume of data flowing through it. Due to this false sense of security, individuals within organizations are already exchanging sensitive information online, but at what cost?

In order to mitigate risk while helping to enable new and higher sensitive communications online, security and trust are essential. Unauthorized access to client records, sales forecasts, intellectual property or other valuable information can do significant damage to an organization’s brand and competitive position. And with recent government regulations, the need to secure e-mail communications becomes an important element of regulatory compliance.

The ability to add strong identification, privacy and verification to e-mail solutions can provide organizations with a competitive advantage by helping to enable new business processes, protect and build a company’s brand equity, and strengthen relationships with its suppliers, partners and customers—all while helping to contribute to good internal controls and compliance with government regulations surrounding the protection of information privacy.

The Entrust Secure Messaging Solution offers real-time corporate and regulatory policy enforcement, including automatic protection of sensitive information at the boundary. It is an integrated suite of components that provide automatic content scanning of inbound and outbound e-mail messages, centralized policy enforcement, boundary-based e-mail encryption and more. A highly scalable, reliable and flexible solution, components can be installed standalone or as part of an integrated suite, making it easy for IT managers to add secure messaging capabilities into their existing e-mail environments.

Compliance

Frank Quattrone of Credit Suisse First Boston, was convicted of obstruction of justice and witness tampering for emailing subordinates to “clean up” files, although he knew his firm was being investigated. He has been sentenced to 18 months in prison, a $90,000 fine and two years’ probation.

—	San Francisco Chronicle, “Quattrone Gets 18 Months for Obstructing IPO Probe” September 9, 2004

One of the greatest challenges relating to e-mail facing organizations today relates to compliance. Organizations must decide how to enforce corporate e-mail policy pertaining to offensive language and the protection of private or sensitive information. Also, perhaps more daunting a challenge, organizations must face industry specific issues pertaining to regulatory compliance.

Improper disclosure or malicious attainment of information could possibly lead to:

•	Competitive disadvantage contributing to a reduced revenue and market share

•	Violation of corporate privacy or regulatory guidelines, that may result in potential law suits, financial penalties and/or public embarrassment

Of course, e-mail is also used as a vehicle for communications that are not valued by an organization such as spam and irrelevant junk mail. In addition to balancing the risks around managing valuable e-mail, organizations are also dealing with the overabundance of unwanted email traffic.

With such a huge increase in the amount of e-mail now flowing in and out of organizations, managing issues relating to efficiency, compliance and information disclosure are more important than ever. Organizations must deal with the following challenges:

•	Network and Productivity Protection – maintaining an efficient e-mail system so that more challenges and issues can be addressed

•	Corporate and Regulatory Policy – enforcing e-mail policy pertaining to corporate and regulatory guidelines

•	Message Security – protecting private and sensitive information for compliance and risk mitigation

Entrust Entelligence Compliance Server has been designed to help organizations manage e-mail information flow through technology that goes beyond simple word recognition to understanding the context of communications. This enables organizations to mitigate risks through automated compliance and policy enforcement.

Digital Certificates

“Identity management is more than just people. Devices are a critical component of an IT infrastructure, so it is important to accurately identify those pieces,” said Charles Kolodgy, research director at IDC.

—	Entrust News Release, “Entrust Announces Solutions to Help Meet Growing Customer Need to Manage Devices and Web Services,” February 15, 2005

As organizations extend access to corporate resources, security of information exchange is critical. Without appropriate safeguards, users may avoid taking advantage of the speed and convenience of online offerings, and enterprises don’t fully realize savings that could be achieved through automation. Doing business safely on the Internet requires the organization to know who – or what – is accessing their information. This requires strong authentication of the person, application or device that is involved in the business transaction.

There are many methods available for strongly authenticating users, including the use of digital certificates, tokens, smart cards or even biometrics. However, with the growth in new technologies like Web services, users no longer even have to be involved in a highly-sensitive exchange of information. Entire transactions, such as exchange of supply chain information, can occur between two server-based applications. Without a user present, digital certificates are really the only mechanism to strongly authenticate applications participating in transactions. Utilizing digital certificates, business applications can strongly authenticate to each other – and more importantly, provide evidence to help bind transactions. As transaction value and sensitivity grows, these certificates can also be leveraged to digitally sign and encrypt transactions to provide integrity protection and confidentiality.

In addition to a growing number of Web services applications that need to be secured, organizations are attempting to protect their networks against unauthorized access, infection from worms and malicious code. By leveraging digital certificates for network devices, customers benefit by devices authenticating to each other, helping to enhance the security and integrity of their infrastructure at the network level. In most organizations, native certificate management capabilities of these devices has been limited, forcing them to engage in costly labor intensive processes to issue, renew and revoke their certificates.

SECURITY FOR POLICY AND ACCESS MANAGEMENT

Entrust policy and access management solutions secure digital identities and information, and are specifically designed to provide organizations with opportunities to leverage corporate networks and the Internet to manage relationships and execute secure transactions with customers, partners and employees. Organizations use technologies to drive enhancements in organizational productivity; without securing digital identities and information, however, those technologies are limited in the productivity value they can provide.

Securing digital identities and information applies to many application areas to provide best-in-class security to a wide variety of client-server and Web services applications, including web portals, e-mail, desktop encryption, virtual private network (VPN), wireless, e-forms and databases.

Most significantly, Entrust enables organizations to implement a unified security approach to securing digital identities and information across this wide variety of solutions. This unified approach results in reduced complexity with an increased consistency and policy enforcement across applications, which in turn results in ease of use for users and cost reductions for administrators (for example, much of the user administration occurs automatically and transparently in Entrust solutions and there are often self-service user administration capabilities available for organizations to leverage). The enhanced levels of digital identity and information security provided by Entrust policy and access management solutions enable organizations to unlock the productivity promises of the various technologies they are deploying.

As a market leader and innovator, Entrust has also created solutions to address security challenges related to identity theft, secure messaging and compliance.

Countering Identity Theft and Phishing

As on-line identity theft becomes more prevalent, it is inevitable that users will be less willing to take the risk of using on-line services unless organizations take steps to better protect user identities. The most effective way to meet this challenge is to strengthen the authentication process. By using a second factor of authentication, something the user has in addition to something they know, the odds of a successful attack can be reduced. However, historically, there have been few options for organizations to strengthen authentication without significant costs and significant impact to the end-user experience.

The Entrust IdentityGuard solution provides a second factor authentication method that can significantly increase the security of an on-line identity at a lower cost and with lower impact to the user when compared to traditional methods. By providing users with something they must physically possess in order to authenticate, it makes it more difficult to maliciously obtain a user’s identity. Even if an attacker obtains a user’s password, they will not be able to use it without the accompanying second factor.

Entrust IdentityGuard is easy to use and inexpensive to distribute to millions of users. Users continue to employ their user name and password but are also provided with a second, physical form of authentication based on an assortment of characters in a row and column format that is printed on, for example, a plastic wallet-sized card. When attempting to login or subsequently perform a high value transaction, users would receive a coordinate challenge used to demonstrate that they are in possession of their unique card.

Entrust IdentityGuard provides the following advantages:

•	Security. The grid-based authentication to passwords can significantly improve the security of user identities. A simple 5 x 10 alphanumeric format provides a huge set of unique grids, so it is more resistant to attacks like phishing when compared to passwords alone.

•	Lower Costs. Compared to traditional second factor solutions, the Entrust IdentityGuard solution is significantly less costly to purchase and deploy. Distribution methods can be flexible. In contrast, hardware tokens must be purchased at a significant per user cost and then distributed via cumbersome physical channels.

•	Easy to Use. By using grid-lookup for authentication, the Entrust IdentityGuard solution leverages experiences that users are familiar with in playing games like Bingo or looking up locations on a map. A flexible form factor that can be as simple as a wallet-sized plastic card also makes it easier to carry and use. It can even be adapted with features such as raised Braille print to accommodate a diverse user population.

•	Extensible. The Entrust IdentityGuard solution can be used for authentication of identities over various channels, including the Web, call centers and kiosks.

Securing E-Mail

Organizations are facing new challenges as they rely more heavily on e-mail for communications, and as they interact with mobile employees, partners and customers. E-mail transactions impact all areas of digital life, both at work and at home. Entrust’s Secure Messaging Solution can help as organizations consider network and productivity protection from spam and viruses, compliance with government regulations and mitigation of risks associated with the disclosure of sensitive information. Non-compliance with industry regulations or theft of sensitive information can also have serious financial penalties and brand impacts.

Traditional methods of auditing for violations are expensive and ineffective, since the damage has already been done. To help mitigate the risk of such losses, organizations should secure their e-mail infrastructure across various environments. Security should be easy for users to adopt, since complexity can discourage its use. Implementing real-time compliance to capture sensitive information before it leaves the e-mail boundary can help improve organizational productivity, while reducing risk and the possibility of being subject to costly penalties.

The Entrust Secure Messaging Solution provides an integrated suite of software components with capabilities including automatic content scanning of inbound and outbound e-mail messages, centralized policy enforcement and e-mail encryption. Highly scalable and flexible, the solution offers components that can be installed standalone or as part of an integrated suite, making it easy for you to add secure messaging capabilities to your existing e-mail environment. By enabling automatic enforcement of policies such as the rejection of spam, archive of regulated information, rejection of e-mails with profane language or automatic encryption of e-mails containing intellectual property, the solution does not rely on users to enforce policy.

E-Mail Compliance

With the multitude of industry and government regulations and corporate policies that are in place to help protect the digital lives of individuals and organizations, organizations face many compliance challenges related to managing staggering levels of data handled on a daily basis. Entrust supplies solutions for data protection and privacy, authentication and access control and secure e-mail and web mail to meet the compliance needs of organizations.

These challenges are further complicated by what is often a reliance on the end-user to follow multiple policies and procedures. Are they securing important files on their mobile devices? Are they encrypting e-mails with personal information about customers as they are sent to the next destination? Do their e-mails contain information that is inappropriate, even if unintended? Automating compliance efforts can save money and minimize risk.

Entrust compliance solutions can help secure an organizations’ digital life and proactively achieve and maintain compliance with government regulations and corporate policy. For example, Entrust Entelligence Compliance Server can automate e-mail compliance through advanced content scanning technology that recognizes not just words, but words in the context of their meaning. By proactively recognizing e-mail containing intellectual property, private customer information or violations of corporate policy on such matters as harassment, Entrust Entelligence Compliance Server provides an automated way to automatically secure, quarantine or reject such content before it leaves the organization.

Digital Certificates

Building off of its leadership position in managing digital certificates for users, Entrust delivers solutions to help assist organizations in managing the increasing number of security-aware devices and applications within their networks. For example, Entrust supplies trusted SSL certificate solutions that provide the first step of Internet security for e-commerce initiatives, and supports auto-enrollment of machine identities that enable organizations to securely identify not only users on their corporate networks, but also machines interacting with critical business information.

The Entrust digital certificate solutions focus on management capabilities to substantially reduce the cost and effort associated with administering the ever-growing number of user, application and device identities.

SOLUTIONS, PRODUCTS AND SERVICES

Entrust Secure Identity Management Solution

Organizations are extending access to sensitive corporate resources to an ever-growing number of employees, partners, suppliers and customers. Effectively managing this increasing number of users is a challenge, especially as the responsibility for deploying and managing identities on these systems is spread across the organization. Furthermore, not only do organizations need to manage user identities, but they are also required to manage unique identities for devices and Web services applications that conduct transactions both inside and outside of organizations.

Enterprises and governments are also faced with intense pressure for increased accountability, driven by legislation as well as shareholder demands for more effective corporate governance. The dramatic rise in information and identity theft further underlines the need for a secure identity management solution that includes integrated strong authentication. The situation has led to several major laws -including Sarbanes-Oxley, HIPAA, Federal Information Security Management Act (FISMA) and California SB 1386—that require the strengthening of internal controls and information security governance. More effective internal controls, including the use of strong authentication, authorization and single sign-on (SSO), and centralized identity lifecycle management, can help organizations to comply with these critical pieces of legislation while at the same time realizing business benefits like cost reductions and increased levels of service.

The need to secure the digital life of an organization – made up of all the online communications of customers, partners and employees – coupled with the intense pressure to deliver more effective corporate governance, and achieve legislative and regulatory compliance are impacting the way business is done today. Organizations need to manage who, or what application, has access to what parts of their business, how it is being used, and what can be done to make this access deeper and better. This is secure identity management.

The Entrust Secure Identity Management Solution is a suite of market-leading security products which enables customers to easily issue and manage identities for many types of users, applications or devices. The solution supports a broad range of authentication methods – from username/password to digital identities to two-factor authentication – as well as the tools necessary to control authorization to enterprise and Web-based applications. Leveraging best-of-breed capabilities, the solution is easy to deploy and operate, includes secure administration and audit, and cost-effectively scales to address large user populations. The Entrust Secure Identity Management Solution makes it easier and more cost-effective for organizations to manage who or what has access to information, helping them realize the business benefits of sharing information electronically while complying with stringent legislative and corporate governance requirements.

The Entrust Secure Identity Management Solution includes the following products:

(a)    The Entrust IdentityGuard Product Portfolio

Phil Schacter, analyst at Burton Group, said, “There is a growing urgency to combat identity theft, but few ways to cost effectively strengthen identity for large populations of individual customers. An innovative approach that doesn’t rely on the distribution of costly tokens or hardware interface devices is a step in the right direction. One of the compelling advantages of the new system that Entrust is proposing is its simplicity and the absence of a heavyweight technical infrastructure.”

—	October 19, 2004, Entrust News Release, “Entrust Announces New Authentication Offering to Combat Identity Theft. Entrust IdentityGuard™ System can easily and cost-effectively help to address user risks associated with identity theft and fraud in on-line transactions”

The Internet has long held the promise of driving down costs and improving the level of service to customers and partners. This promise is increasingly under threat by the rising level of identity theft taking place online. Organizations are facing mounting financial losses and eroded user confidence because of fraudulent activities that interfere with their ability to deliver secure e-commerce services.

Entrust IdentityGuard™ provides a second factor of user authentication that is designed to help organizations counter identity theft by making it more difficult for attackers to steal user online identities. It can be deployed to large external consumer populations with ease, and can also be deployed to employees to secure the enterprise desktop & network environments.

With Entrust IdentityGuard, users continue to employ their current user name and password, but are also provided with a second physical form of authentication based on an assortment of characters in a row/column format printed on a card. A user must successfully complete a coordinate challenge to demonstrate that they are in possession of the appropriate card. In February of 2005, CBS Marketwatch entitled their interview with Entrust’s President, CEO and Chairman F. William Conner, “Bingo-like card helps thwart identity theft”. The interview focused on a recent announcement about how Entrust and Microsoft have teamed to address Enterprise desktop security, as well as how the same technology can be used to bring consumers an IdentityGuard card, which uses a Bingo-like grid to provide “second factor” identity protection.

“Entrust’s solution delivers the necessary strong authentication using a method that will be intuitive for all kinds of users. Entrust IdentityGuard was also significantly less expensive than alternative products and was easy to integrate – it was up and running in our environment in less than two days,” said Bo Magnusson, IS Strategist with AMV.

—	February 15, 2005, Entrust News Release, “Swedish National Labor Market Administration (AMV) Selects Entrust IdentityGuard Solution to Secure Web Services For Employees”

Entrust IdentityGuard delivers many key features and benefits, including:

•	Strong authentication that is easier to use: Entrust IdentityGuard’s grid-like challenge based authentication mechanism is simple for users to understand in an enterprise or consumer environment. Similar to a Bingo card, users respond with the grid cell contents that correspond to the challenge coordinates, adding a second factor of authentication that requires little end-user education

•	Inexpensive to produce and deploy: The fact that there are no requirements for specialized hardware frees organizations to choose the method most cost-effective and convenient for them, in contrast to traditional hardware tokens. This hardware independence makes this solution highly portable and convenient to the end user, and enables organizations to cost effectively deploy stronger authentication to a much wider audience, including both web and desktop environments

•	Lower management costs: Entrust IdentityGuard’s simplicity enables users to be more self-sufficient, lowering the number of help desk calls and reducing support costs. Should a user lose their card, Entrust IdentityGuard provides a temporary passcode that can be quickly provided to the end user to provide continued access to online services or their enterprise desktop.

(b)    Entrust Certificate Services Portfolio

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

In 2003, Entrust introduced a Premium edition of the Entrust Certificate Management Service to enable automated SSL Certificate Management. This service helps extended enterprises and governments relieve the cost and complexity of managing the lifecycle of SSL certificates. This capability is bundled with Entrust’s current SSL Certificate offering, which already provides customers with low cost, easy to deploy SSL security.

This service provides centralized management of SSL certificates and automates their request, installation and renewal, dramatically reducing the effort required to deploy SSL security. Typically, these steps are manually intensive and complex, resulting in significant administrative time and cost, with the risk of service interruption should certificates expire.

The Certificate Management Service includes Entrust’s competitively priced SSL certificates and Entrust’s sophisticated account administration tools. The automation of certificate lifecycle is delivered by an easy to use software application that runs at the customer site. This application securely communicates to an organization’s Web sites as well as the Entrust certification authority to transparently request, install and renew SSL certificates without the need for manual intervention.

(c)    The Entrust GetAccess Product Portfolio

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

In 2003, Entrust introduced a new server-based pricing model for GetAccess which has enabled customers to purchase the solution on a per-processor basis with the flexibility of adding incremental capacity when required to support additional applications and users. This approach is tied to the frequency of transactions performed - a more accurate reflection of the value of portal applications to any organization. Further, server-based pricing eliminates the need for large up-front investments and associated licensing fees, while providing support for an unlimited number of users - essentially tying the investment to actual use, as opposed to having to guess, as with the per-user licensing model.

Entrust GetAccess provides many features and benefits including:

•

Broad range of authentication methods:    Customers are able to balance the level of security with the cost and complexity of deployment using any of the following authentication options – user name and password; external LDAP repository; Browser certificates (X509v.3); random number tokens; Microsoft

Windows Domain Authentication; Entrust IdentityGuard; Entrust TruePass™ digital IDs; Microsoft® .NET Passport; Security Assertions Markup Language (SAML); smart cards/and or USB Tokens.

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

(d)    Entrust Secure Transaction Platform Product Portfolio

Entrust Secure Transaction Platform (STP) provides a comprehensive capability to secure Web services and server-based applications. Entrust led the market in late 2002 with the introduction of Entrust STP, enabling organizations to deploy a common, unified security architecture for Web services, rather than implementing security separately in each Web services application. Entrust STP extends the market-deployed leadership in delivering security for a client/server and portal architecture. With the introduction of Entrust STP, Entrust sets the benchmark for interoperating across client/server, portals and Web services architecture in a transparent manner.

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

(e)    Entrust TruePass Product Portfolio

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

(f)    Entrust USB Tokens

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

(g)    The Entrust Entelligence Product Portfolio

The Entrust Entelligence product portfolio includes desktop and server-based capabilities that enable security for key enterprise applications such as e-mail, file and folder protection, remote access and more. Two core elements of the portfolio are Entrust Entelligence Desktop Manager and Entrust Entelligence Security Provider – client-based applications that deliver secure identity management to enterprise desktop applications.

Entrust Entelligence Desktop Manager provides a consistent, single security layer to the desktop, transparently and automatically managing digital IDs throughout their lifecycle on behalf of the user. This desktop client has been designed to meet stringent government security standards, and is easily bundled with complementary plug-ins that enable digital signatures and encryption for enterprise transactions.

Entrust Entelligence Security Provider is a thin client desktop security platform that leverages some of the native underlying security capabilities of Windows desktop applications, while still delivering automatic and transparent digital identity management. Entrust Entelligence Security Provider also extends Entrust’s market-leading management capabilities to support machine identities, enabling organizations to securely identify not only users on their corporate networks, but also machines interacting with critical business information.

By integrating seamlessly into the desktop and server environments, Entrust Entelligence delivers a unified security system that includes a wide range of capabilities. Entrust Entelligence software delivers security to communications and applications to allow critical business processes to be moved to the Internet and enterprise networks with greater confidence. It can also be combined with Entrust-Ready products from third-party vendors to provide enhanced security for multiple enterprise applications including Enterprise Resource Planning, document management and legacy applications.

Entrust Entelligence provides many key features and benefits including:

•	Strong Authentication: Entrust Entelligence enables organizations to control access to the desktop by requiring strong authentication to access files, folders, e-mail, etc. Two-factor authentication products such as tokens, smart cards and biometric devices can be used with Entrust Entelligence to strengthen the security. Entrust Entelligence also delivers identities for machines, enabling organizations to better control what is accessed on their corporate network

•	Enhanced Security Management: Entrust Entelligence Desktop Manager and Security Provider automatically and transparently manages the digital identity and performs security checks on behalf of the user. All key and certificate updates, maintenance of key histories, key backups, revocation checks and name changes happen automatically and transparently to the user. This automation can help to reduce administrative costs and make security easier to use.

•	Extensibility: Through its ability to not only strongly authenticate users, but also deliver encryption and digital signature capabilities, Entrust Entelligence enables organizations to leverage a single digital identity for more than just strong authentication. This includes the ability to also provide single sign-on to secure applications on the desktop, as well as deliver machine identities through a single integrated solution.

(h)    The Entrust Authority Product Portfolio

The Entrust Authority product portfolio is the backbone of many of Entrust’s secure digital identity offerings. First introduced to market in 1994, Entrust Authority Security Manager was the first product to receive Federal Information Processing Standards (FIPS) 140-1 certification (1995) and Common Criteria certification (1999), and has captured the largest market share in the public-key infrastructure (PKI) market space. Through transparent, centralized security and policy management, Entrust Authority manages the full lifecycles of certificate-based digital identities, and enables digital signature, encryption and strong authentication across a broad range of applications and platforms.

At the heart of the Entrust Authority product portfolio is Entrust Authority Security Manager, the Certification Authority (CA) system responsible for issuing and managing digital identities for users, applications and devices. Its unique capabilities include the ability to automatically and transparently manage the entire lifecycle of digital identities – from automatic issuance, to one-step recovery, to seamless rollover of keys and certificates, to immediate revocation. Entrust Authority also centrally enforces identity and security policies such as authentication method, cryptographic algorithms, password length, revocation checking and more, and provides centralized audit capabilities.

Easily tailored to the deployment and administration needs of the organization, Entrust Authority can be configured to support delegated administration, self-registration and recovery, secure roaming of credentials, machine-certificate registration and more.

Entrust Authority Security Manager facilitates several security management and policy functions to help meet an organization’s digital identity and information security requirements, while remaining transparent to the end user, thereby:

•	Providing enhanced security management with the ability to issue digital identities for users, applications and devices;

•	Enabling the use of digital signature, digital receipt, encryption and permissions-management services across a wide range of applications and solutions, allowing strong authentication, privacy and accountability;

•	Protecting communications in a verifiable manner by securely storing the certification authority private key;

•	Publishing user certificate revocation lists and offering comprehensive digital identity lifecycle management;

•	Offering flexibility, interoperability and choice by accommodating users who log on from different workstations, or use various methods of identification, such as smart cards or biometric devices;

•	Providing flexible administration and enrollment capabilities that to suit an organization’s unique processes and risk management needs; and

•	Providing a scalable solution that will accommodate an enterprise’s needs as it grows.

(i)    Passlogix v-GO Single-Sign-On

Entrust added market-leading Passlogix v-GO SSO to the Entrust Secure Identity Management Solution in late 2003 to illustrate its increased commitment to address identity and access management needs for global enterprises and governments. The move to resell Passlogix v-GO SSO enables Entrust to provide customers with a complete ‘best-of-breed’ enterprise single-sign-on solution that extends across client-server and Web environments. It addresses the need for a simplified user log-in experience on the desktop that ultimately reduces help desk costs and enhances the security of password management. The technology provides users with a single secure authentication point for virtually all Windows®, Web, proprietary and host-based applications without requiring any complex application integration. It supports a broad range of authentication methods, including Entrust digital IDs, Entrust IdentityGuard, Entrust USB Tokens, and smart cards, and is seamlessly integrated with the other components of the Entrust Secure Identity Management Solution. As with all components of the modular solution, it is available as a standalone purchase from Entrust.

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

(j)    Sun Identity Manager

In April 2003, Entrust announced the planned integration of Sun Identity Manager (formerly Waveset Lighthouse) with the Entrust product portfolio. The move reflected an increasing desire among governments and businesses to deploy integrated identity management solutions that can reduce administrative costs and provide comprehensive, secure administration and audit of user identities and access controls. Throughout 2004, where customers required centralized provisioning beyond what Entrust products provide, Entrust delivered Sun Identity Manager in conjunction with integrated security capabilities for securing the sensitive administration portal. It can securely and efficiently deploy and manage identities across the enterprise, and deliver automated identity provisioning, centralized password management, single-step identity profile management, robust auditing of the identity infrastructure and flexible workflow.

Sun Identity Manager provides many key features and benefits including:

•	Increased organizational efficiencies and reduced user costs: With the ability to centralize the management of all user identities to a single point, organizations can streamline how users are deployed, updated and removed. This includes the ability to provide self-service Entrust-secured Web interface for both administrators as well as users.

•	Reduced IT costs: Through a unique, highly deployable architecture, Sun Identity Manager allows for rapid deployment, on-time project delivery and minimized internal political turmoil. It also supports a broad range of applications and systems, including Entrust GetAccess and Entrust Authority, reducing the requirement for product customization and additional hardware costs.

•	Addressing audit and risk requirements: Through centralized management of users, Sun Identity Manager enables a consistent method of defining and enforcing policy across multiple applications, reducing the risk of unauthorized access and helping organizations address information security governance requirements. The robust audit and reporting capabilities give IT administrators the ability to proactively disable dormant accounts, thereby increasing system security. In addition, Entrust delivers the unique ability to digitally sign approval transactions as a part of the integrated Entrust solution, enabling enhanced accountability around identity transactions.

Secure Messaging Solution

E-mail is a critical communication tool for most organizations, often the preferred method for conducting business both inside and outside the organization. As companies rely more on this medium and regulations evolve to address its use, privacy, acceptable use, confidentiality, and audit have become critical issues for risk management and protection of brand equity. Unauthorized access to client records, sales forecasts, intellectual property or other valuable information can do significant damage to an organization’s brand and competitive position. And with government regulations such as Sarbanes-Oxley, HIPAA, GLB and California SB 1386, the need to secure e-mail communications becomes an important element of regulatory compliance.

Entrust is uniquely positioned to help organizations address these concerns. From the automatic scanning and categorization of all inbound and outbound e-mail messages (i.e. to check for HIPAA PHI, SOX violations, intellectual property, harassment, SPAM) to automatic encryption of sensitive e-mail, the Entrust Secure Messaging Solution helps make it easy for organizations to maintain an efficient e-mail system while still meeting business requirements for corporate and regulatory compliance.

A suite of market-leading e-mail security and content scanning capabilities, the Entrust Secure Messaging Solution offers customers the flexibility of installing some or all of its components in order to meet their specific security and deployment requirements. Through the use of client-side plug-ins, the solution can deliver robust “end-to-end” e-mail security – protecting messages from the sender’s desktop all the way to the recipient’s desktop, in transit and at rest. Or, if the customer is most concerned about e-mail communications leaving the organization, the solution can be configured to automatically encrypt messages at the “boundary”. In either case, the customer also has the flexibility of delivering secure communications using standards-based S/MIME or Web delivery, making it easier to communicate securely with any partner or customer.

The Entrust Secure Messaging Solution:

•	Reduces the risk of a compliance violation or loss of public trust

•	Provides enhanced employee and customer service

•	Reduces the costs of disclosure and malicious behavior

•	Enables simplified secure e-mail with external parties

Products in the Entrust Secure Messaging Solution include the following:

(a)    Entrust Entelligence Compliance Server

“Good corporate behavior is too important to be left to human beings. That’s the assumption behind a new “compliance server” from Entrust Inc. in Dallas that scans e-mail traffic looking not only for possible violations of federal legislation such as Sarbanes-Oxley and Gramm-Leach-Bliley, but also sexual harassment, vulgarity and intellectual property and privacy violations.”

—	October 14, 2004, “The Wall Street Journal”, Digits column entitled “Ethically Challenged”

Entrust Entelligence Compliance Server uses highly sophisticated content analysis tools to automatically analyze and categorize e-mail messages and document content based on the contextual meaning, not simply pre-defined word lists. The Compliance Server centrally enforces policy in real-time, identifying risky items and taking action before a violation has occurred, helping to protect organizations against the brand damage and financial penalties that can accompany a corporate governance or regulatory violation. In doing so, Compliance Server help organizations protect their networks, safeguard employee productivity and comply with corporate, government and industry regulations.

Banks and health-care companies have the most need for such a tool, says Masha Khmartseva, an analyst at market researcher the Radicati Group. “Compliance is really huge right now. At the very top are companies in the financial industry and health care. They really don’t have a choice.”

—	October 11, 2004, Information Week, “A Digital Rebuke For Bad E-Mail”

Unlike other content scanning products available on the market today, Compliance Server uses patented statistical and linguistic algorithms that understand the context and the concepts of the message instead of simply matching words encoded in rule bases, resulting in fewer false positives, and more effective e-mail categorization. The technology underlying the Compliance Server is well-suited to analyzing subtly-worded e-mail messages and attachments, which lends itself well to identifying messages that may violate corporate or regulatory compliance policies.

In October 2004, Frost & Sullivan honored Entrust with the 2004 Technology Innovation Award for outstanding achievement in artificial intelligence-enabled software technology.

The Entrust Entelligence Compliance Server helps provide:

•	Compliance – enables enterprises to delicately balance the benefits of low-cost e-mail communications and the need to comply with corporate, government and industry regulations

•	Risk mitigation – detects e-mails and attached documents that contain sensitive intellectual property or privacy-protected content and employee information; identifies risky e-mail messages before there is a problem

•	Network and productivity protection – lowers infrastructure costs, making the enterprise more productive while protecting the enterprise from malicious e-mail viruses and spam

(b)    Entrust Entelligence Content Analysis Toolkit

Underlying the Entrust Entelligence Compliance Server is the award-winning content analysis technology which is also available as a standalone toolkit for developers or other Independent Software Vendors (ISVs) wanting to build their own applications for e-mail risk management and compliance. The Content Analysis Toolkit enables developers to rapidly deploy advanced content analysis capabilities in any C++ or Java environment, and provides:

•	More effective, automatic analysis and categorization of e-mail and attachments based on the contextual meaning, not simply pre-defined word lists

•	Flexible policy creation and enforcement, facilitating compliance

•	Rapid analysis of legacy e-mail archives

•	Advanced forensics and reporting tools, for greater administrative control

(c)    Entrust Entelligence Messaging Server

Trent Henry, analyst with Burton Group, said, “We at Burton Group have heard from many organizations that are concerned about e-mail confidentiality and intellectual property protection, especially amid heightened regulatory requirements. However, IT teams express concern that they are unable to adequately enforce policy and filter unwanted content like spam and viruses when mail is encrypted. The emergence of an integrated solution that can help monitor outbound messages, watch for malicious inbound content, and provide email confidentiality is an important step toward securing the messaging infrastructure.”

—	September 30, 2004, Entrust News Release, “Entrust Delivers New Capabilities to Enable Corporate and Regulatory Compliance”

The Entrust Entelligence Messaging Server is a server-based e-mail security gateway that makes it easier to communicate securely with external partners and customers. As a central component of the Entrust Secure Messaging Solution, the server transparently manages security functions on behalf of users and enables automatic e-mail encryption, making it easier for users to securely communicate with their colleagues outside of the organization.

To ease deployment across large enterprise and government organizations, the Messaging Server seamlessly supports both Microsoft Outlook/Exchange and Lotus Notes/Domino environments. In both cases, messages can be secured “end-to-end” or at the “boundary”, helping to protect sensitive communications both internally and with external recipients such as the corporate board, outside legal counsel, audit teams, and business partners. Using Microsoft Outlook, “end-to-end” digital signatures and encryption are provided via Entrust Entelligence client software. Through unique and market-leading support for Lotus, the Messaging Server enables customers to maintain their native Notes security implementations for internal secure communications, but provides a much easier solution for securing external communications. Completely transparent to the sender, the Messaging Server automatically converts externally bound secured e-mail to industry-standard S/MIME or Web mail, helping to ensure an easier experience for both the sender and receiver.

Entrust Entelligence Messaging Server also offers flexible secure delivery, making it easier for customers to communicate securely with a very diverse set of employees, partners and customers. Offering both standards-based S/MIME and Web-based options for message delivery, the Messaging Server can be used to reduce the time and cost of conducting a wide range of tasks, including the distribution of HR information, contract negotiations, personalized customer statements and more.

The Entrust Entelligence Messaging Server helps provide:

•	Compliance—enables enterprises to automatically encrypt privacy protected information in e-mail as required by several regulations

•	Risk mitigation—reduces the risk of regulatory fines and information theft by simplifying e-mail encryption and increasing usage

•	Network and productivity protection—increases productivity by enabling greater usage of email for sensitive documents instead of faxes or couriers

Entrust continues its development of this solution, and is furthering its relationships with technology partners to ease secure communications for its customers. For example, Research in Motion’s Blackberry java-based handheld devices have recently been enabled to work with Entrust Entelligence Messaging Server, creating a uniquely simple way for organizations to protect sensitive information transmitted to and from mobile devices. As well, Entrust is partnering with Adobe to offer customers yet another avenue for securing their e-mail communications.

(d)    Entrust Entelligence WebMail Center

The Entrust Entelligence WebMail Center is an optional add-on to the Entrust Entelligence Messaging Server and works with both Microsoft Outlook/Microsoft Exchange and Lotus Notes messaging systems. It is designed for organizations that need to securely exchange e-mail with a broad range of recipients who may not support the S/MIME secure e-mail standard, such as those using Hotmail or Yahoo!

The Entrust Entelligence WebMail Center provides many common benefits with the Messaging Server product, but speeds deployment and broadens the reach of the solution since recipients do not need to be S/MIME aware, or to have X.509 digital certificates.

Integrated seamlessly into a customer’s existing portal infrastructure, or operating more as a standalone offering, customers leveraging the WebMail Center can offer its partners and customers a feature-rich and secure Web mail client. WebMail Center supports a broad range of authentication methods to suit the security needs of the customer.

(e)    The Entrust Entelligence Product Portfolio

Two key products within the Entrust Entelligence portfolio are the Entrust Entelligence™ E-mail Plug-in and Entrust Entelligence Security Provider for Outlook.

Both products provide single-click encryption and digital signatures for leading enterprise e-mail clients to provide “end-to-end” e-mail security – protecting e-mail communications in transit from one user to another, and at rest on the desktop and servers. By extending security to the desktop, these clients offer customers a greater level of risk management, protecting e-mail communications within the enterprise or externally to partners and customers. Seamlessly integrated with the Entrust Entelligence Messaging Server and Entrust Entelligence Compliance Server, customers still benefit from the centralized security and policy management capabilities provided by these products.

E-mail Plug-in leverages an organization’s current enterprise infrastructure and integrates with most existing messaging platforms to enable users to seamlessly deliver security to e-mail messages while in transit and while stored on the desktop. Security Provider for Outlook leverages more of the native security features of Microsoft Outlook while still providing automatic and transparent digital identity management.

Secure Data Solution

Applications such as enterprise resource planning, supply chain management, customer relationship management, workflow and e-forms have been migrated online to improve productivity and reduce paper costs and overheads. However, many organizations use only basic security solutions, such as a password, to secure these applications—a level of security that is inadequate for sensitive business information. Furthermore, enterprises are typically not securing the sensitive information in files and folders stored on desktops, laptops, enterprise servers or other electronic devices. This information is often left open to theft by insiders and outside attackers. This lack of protection for sensitive information is resulting in identity theft attacks and the compromise of other types of sensitive information, including strategic business plans and customer information. Also, with the rise in legislative pressures to protect the privacy of information, such as California SB-1386, HIPAA, Gramm-Leach Bliley (GLBA) and others, organizations are under additional pressure to ensure the protection of client data no matter where it resides.

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

Organizations can realize the promise of secure data through:

•	encryption which provides end-to-end data protection and privacy

•	authentication, which strongly identifies the requesting users, device or application before releasing sensitive data

•	policy-based access control, which manages individual user access rights to data and applications based on corporate policy

•	digital signatures which improves accountability for data transactions and protects the integrity of data involved in a transaction

In addition to furthering its own development efforts, Entrust is committed to enhancing its Secure Data offering through an assertive partner strategy that is designed to augment or leverage Entrust identity and access management solutions through relationships with key technology, OEM or channel partners. Relevant examples to support this approach can be found through the Entrust-Ready designation, which applies to products that have achieved interoperability and compatibility with Entrust security solutions. Several products in the portfolio (Entrust Entelligence Disk Security, Media Security and Mobile Security) leverage technology from Pointsec, a market-leader in mobile data security.

Entrust products within the Secure Data Solution include the following:

(a)    Entrust Entelligence Desktop Manager and File Plug-in

Entrust Entelligence Desktop Manager provides a consistent, single security layer to the desktop, transparently and automatically managing digital IDs throughout their lifecycle on behalf of the user. This desktop client has been designed to meet stringent government security standards, and is easily bundled with complementary plug-ins that enable digital signatures and encryption for enterprise transactions.

In addition to core identity management capabilities, Entrust Entelligence Desktop Manager provides users with the ability to protect sensitive documents on an ad hoc basis. Accessed via a simple right-click menu on a file by file basis, users can encrypt, sign, timestamp, password protect and securely delete documents.

Providing greater flexibility for enterprise data protection, the Entrust Entelligence File Plug-in can be bundled with Desktop Manager to provide automatic encryption of files and folders accessed by individuals or workgroups. It protects sensitive information from unauthorized access and misuse. The File Plug-in allows:

•	Information to be stored in an encrypted fashion until needed;

•	Documents to be encrypted so that only individuals with authorized credentials may view their contents;

•	Documents to be digitally signed online;

•	Documents of a secure nature to be deleted; and

•	Certain specified folders to be automatically encrypted.

(b)    Entrust Entelligence Security Provider

Entrust Entelligence Security Provider is a thin client desktop security platform that leverages the native underlying security capabilities of Windows desktop applications, while still delivering automatic and transparent digital identity management. For organizations looking to leverage the automatic and transparent file and folder protection delivered with Microsoft’s Encrypting File System (EFS), Security Provider delivers fully managed digital identities that can be used with EFS but, unlike certificates provided natively, can be easily recovered in the case of forgotten passwords or corruption. This critical capability enables organizations to deploy file encryption with confidence.

In addition to enhancing file and folder encryption, Security Provider also delivers and manages digital identities that can be used with applications such as Adobe Acrobat – enabling digital signatures and encryption for secure electronic documents and e-forms.

(c)    Entrust Entelligence Disk Security

For organizations looking to fully automate data protection on enterprise workstations, Entrust Entelligence Disk Security provides boot-level protection for laptops or desktops. As the mobile workforce expands, organizations are challenged to maintain security for customer and operational data that may be lost, stolen or corrupted and/or subject to disclosure penalties under government privacy regulations. The loss or disclosure of sensitive data can result in damages, including lost revenue, regulatory penalties and loss of brand reputation and goodwill. However, security cannot get in the way of user productivity, rely on manual user intervention or create unnecessary burdens on administrators. Entrust Entelligence Disk Security can enable automatic desktop and laptop full disk encryption and mandatory access control that simplifies hard disk security without compromising performance. Product features include:

•	Strong pre-boot authentication

•	Encryption of entire laptop hard drive, including files, folders, applications and O/S

•	Centrally managed security policies

•	Quick and easy remote help for offline data and password recovery

•	Automatic and transparent encryption

(d)    Entrust Entelligence Media Security

Entrust Entelligence Media Security provides an easy to use enterprise solution for protecting data stored on removable media such as memory cards, USB drives and floppy disks. These forms of media provide an extremely convenient way to move data from place to place, but they do create security challenges for an organization. The loss, disclosure and theft of sensitive customer and operational data may result in damages, including lost revenue, regulatory penalties and loss of brand reputation and goodwill. At the same time, security cannot get in the way of user productivity, rely on manual user intervention or create unnecessary burdens on administrators. Entrust Entelligence Media Security enables automatic encryption of data transferred to removable media while providing secure file deletion and manual encryption options for files, folders and archives, all without compromising performance. In addition, users can create self-extracting files that can be exchanged securely with other users inside or outside the organization. Product features include:

•	Centrally managed security policies

•	Automated transparent user encryption

•	Encrypted files accessible in workgroups environment via shared password

•	Quick and easy remote help for offline data and password recovery

(e)    Entrust Entelligence Mobile Security

Entrust Entelligence Mobile Security provides an easy-to-use enterprise solution for protecting data stored on PDAs and smartphones. Many organizations are facing the challenge of providing employees with devices that make them highly productive but also ensuring that the sensitive information stored on these devices remains secure. Entrust Entelligence Mobile Security can help you with this challenge by enabling security for mobile devices without compromising performance. Mobile devices such as PDAs and smartphones have become a key tool for traveling employees to help enable their day to day activities both in the office and on the road. As more employees, including executives, begin to carry such devices, the amount of sensitive and confidential information at risk increases. While PDAs and smartphones can greatly enhance employee productivity, they can be easily lost or stolen. Without protection, sensitive data stored on mobile devices may be breached, potentially resulting in damages, including lost revenue, regulatory penalties and loss of brand reputation and goodwill. Features of this product include:

•	Centrally managed security policies

•	Automated transparent user encryption

•	Strong authentication for device access and/or to synchronize to primary user PC

•	Quick and easy remote help for offline data and password recovery

(f)    Entrust Authority Cryptographic Toolkits

Entrust Authority cryptographic toolkits provide customers and developers with the ability to apply best-in-class security to almost any business application. These toolkits provide a common set of services to permit developers to rapidly deploy applications for business problems without having to spend valuable resource cycles re-developing these common services.

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

(g)    Entrust Entelligence Content Analysis Toolkit

Also providing the underlying technology for the Entrust Entelligence Compliance Server, the Content Analysis Toolkit enables developers to rapidly deploy advanced content analysis capabilities in any C++ or Java environment. Developers can build custom applications that can meet their data content challenges through:

•	More effective, automatic analysis and categorization of any electronic document, such as an e-mail, document or Web page, based on the contextual meaning, not simply pre-defined word lists

•	Flexible policy creation and enforcement, facilitating compliance

•	Rapid analysis of legacy e-mail archives and document stores

•	Advanced forensics and reporting tools, for greater administrative control

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

Entrust CygnaCom offers:

Information Security Consulting and Professional Services

Entrust CygnaCom is focused on providing enhanced professional services to clients around the world. Specializing in PKI and Information Assurance, Entrust CygnaCom has expertise in all aspects of system security engineering, and can provide clients with security risk assessments, security architecture, secure identity management, and security assurance consulting services including:

•	Risk assessment, policies and procedures, conformance testing, planning and implementation, system integration, perimeter security, identity management consulting and implementation, cryptographic algorithms, public key enablement of applications

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

Entrust CygnaCom Staff Experience and Expertise

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

(d)    Systems Integration Services

To maximize the return on investment of an Entrust solution, customers can leverage the expertise of Entrust’s systems integration team. Common areas of integration include customization of user registration and identification systems, incorporation of entitlements with third-party and legacy applications, improvement of existing legacy and third-party application security, and provision of enhanced user and security management.

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

(e)    Training Services

Entrust’s Training group serves customers, partners, and employees. Training is a critical part of a successful software deployment, and over 5000 customers, partners, and employees have attended technical training. In these in-depth, hands-on sessions, attendees learn how to deploy, operate, administer, customize and/or support Entrust software solutions.

Curriculum offerings keep pace with the tremendous throughput of the software development organization. All major courseware offerings are continually updated to the latest software versions, and many were restructured to better showcase the integration between Entrust’s major product lines.

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

With the release of the appliance-based Entrust Entelligence Compliance Server, Entrust Training has developed a strong process for developing web-based training. This process is applied to all appliance-based products on the Entrust product roadmap and enables customers to implement solutions in the shortest possible timeframe.

CORPORATE STRATEGY

In 2004, Entrust continued to focus on key vertical and geographical markets, product transformation and innovation, customer deployments and service improvements. From a financial perspective, Entrust increased revenue and continued to reduce costs, which enabled the Company to reach its year end goal of profitability for the full year 2004.

Entrust’s corporate priority in 2005 is to continue the momentum established in the third and fourth quarter of 2004 and grow the Company profitably. To facilitate the achievement of this goal, Entrust plans to drive revenue growth by expanding markets for its new solutions, executing on vertical and geographical opportunities, increasing channels to market, keeping a tight hold on costs and remaining focused on customers. Key corporate initiatives include:

•	Key security market segments—Focusing on market areas around Identity Theft, Secure Messaging, Compliance and Digital Certificates.

•	Geographic markets—Focusing direct resources on North America and Europe and leveraging partners in non-core geographies. Entrust will have strong focus on developing the market for its solutions in China.

•	Vertical markets—Providing solutions and services coupled with sales and marketing programs targeted at financial services, government, healthcare, telecom and Global 1500 enterprises.

•	Go-to-market partners—Developing strategic relationships with key channels to market, such as system integrators and system consultants, global and regional distributors and original equipment manufacturers or OEMs, and taking advantage of bundling or licensing opportunities with other technology manufacturers.

•	Marketing programs—Raising Entrust brand awareness and the need for Entrust digital identity and information security solutions.

•	Service and deployment initiatives—Ensuring industry leadership standards for quality in our customer deployments and our product solutions.

Key Security Market Segments

Entrust is focusing on key areas around Identity Theft, Secure Messaging, Compliance and Digital Certificates. Over the past six months the Company has introduced new solutions in each of these areas. Each of these new solutions positions the company into some very fast growing markets in the security software market space:

•	Entrust IdentityGuard gives Entrust a new, low cost, second factor solution for dealing with identity theft and phishing.

•	Entrust Web Mail Center and Entrust Messaging Server expand the company’s offering in the fast growing Secure Messaging market.

•	Entrust Entelligence Compliance Server delivers new and innovative solutions for enterprises and governments needing to deal with the growing regulatory and corporate compliance mandates around email and data storage.

•	Entrust will continue to build in its leadership position in managing digital certificates, whether on a personal computer, server, router, set top box or wireless device.

Geographic Markets

Entrust sells its solutions globally, with emphasis on North America, Europe and Asia. These primary areas have demonstrated the most potential for early adoption of the broadest set of Entrust solutions.

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

Europe is a region where Entrust’s products and solutions continue to experience strong demand. The region provided customer wins and extensions in the government, financial and telecommunications markets. Entrust believes that the European market will provide growth in 2005, with increased momentum from governments and enterprises leveraging Entrust’s solutions to transform their business processes and to leverage the Internet and networking applications.

During 2004, Entrust took significant steps toward increasing its market opportunity in Asia. On September 17th, Entrust acquired its Japanese partner’s share in Entrust Japan Co. Ltd. (Entrust Japan Kabushiki Kaisha) (“Entrust Japan”). Entrust now owns 99 percent of Entrust Japan. Entrust Japan and its employees have been fully integrated back into Entrust Inc. and are now better positioned to sell Entrust’s full solutions portfolio in the Japanese market.

In December 2004, Entrust announced the formation of Asia Digital Media with its partner, China Aerospace New World. Asia Digital Media is a Hong Kong based company that will deliver secure network infrastructure to the Chinese market enabling digital TV satellite broadcasting, including HDTV, high-speed Internet services and on-line transactions. Asia Digital Media will also serve as Entrust’s key distribution channel in China. The company is excited about the prospects that this subscription-based offering brings to Entrust over the next few years.

Vertical Markets

Entrust is focused on the enterprise and extended government markets. Key vertical markets within these markets include financial services, federal and local governments, telecom, healthcare organizations and Global 1500 enterprises. In 2004, Entrust focused on growing revenue in the extended enterprise market space. During 2004, revenues from the extended enterprise grew as a percentage of product revenue from 55 percent in 2003 to 74 percent in 2004. This was increase of $3.7 million or an increase of 23 percent over 2003.

In 2005, Entrust plans to build on its success in the financial services market. Entrust customers in the financial services industry use a wide variety of the company’s solutions to secure various types of information and transactions. Entrust customers in the financial services industry use Entrust’s solutions for strong authentication into enterprise and web applications, secure e-mail, VPN, desktop encryption and bank-to-bank applications. Many of the central banks around the world use Entrust for securing their critical financial transactions. Our suite of solutions can also provide the security necessary to meet the requirements of the GLB and California SB 1386.

In 2005, Entrust intends to leverage its historical strength in selling to government organizations in specific countries. According to a 2004 Accenture study, Entrust is well positioned in the government market with five of the top six leading E-Government countries utilizing Entrust solutions for securing digital identities and information. The five are Canada (first), Singapore (second), the United States (third), Denmark (fourth) and the United Kingdom (sixth). The governments of Canada, Singapore and Denmark have standardized on Entrust’s PKI, and Entrust is particularly well positioned to benefit from increased security spending by US federal and state government departments and agencies. In 2004, Entrust continued to strengthen its position in the US federal market by capturing new sales to key leadership departments and extending deployments and solutions into existing federal government customers, such as the Department of Energy, Department of State, Department of Justice and Department of Treasury.

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

Entrust has also established an excellent customer base in the healthcare industry, which is seeing increasing requirements to properly secure patient and other healthcare information due to the HIPAA. Entrust intends to continue to build its healthcare customer base in 2005, both through extensions of existing customer deployments and sales to new customers.

Also increasingly important vertical markets for Entrust are telecom and telecom services providers, manufacturing, technology and retail as these markets focus on extending their supply chain with customers, suppliers and partners.

Go-to-Market Partners

Entrust plans to continue to provide exemplary support to its strategic global resellers and regional resellers. Entrust is committed to extending market reach through strategic alliances and resellers and optimally structuring these relationships to deliver value to customers, shareholders and employees. Entrust has made excellent progress in its plan to be more focused on key partners. The result is the Entrust TrustedPartner Program, and companies such as Siemens, BT Syntegra and Northrup Grumman have joined this program.

Key to Entrust’s go-to-market partnering strategy will be extending Entrust leadership and market coverage through strong relationships with systems integrators, systems consultants and security services providers. As security technology markets grow, there will be an increasing demand and need for services to enable systems to operate effectively and seamlessly. Entrust is working with channel partners to bring Entrust solutions to wider markets. This approach gives the channel partners the opportunity to benefit from the growing security market, while providing customers with premier levels of service and support.

Entrust also works with hardware and software OEMs to embed its core security technology inside their products. Entrust’s OEM licensing revenue comes primarily from its cryptography and content analysis toolkit products, which accelerate time to market and provide competitive differentiation for the OEM products. The content analysis toolkits are relatively new to the product portfolio, stemming from Entrust’s acquisition of AmikaNow! in 2004. Entrust has historically had good success with the cryptographic toolkit OEM business, signing vendors such as Tibco, WebMethods, and Cyclone Commerce among others. In 2005 Entrust intends to grow this OEM business with increased sales focus, and leveraging Entrust’s unique ability to deliver cryptographic and content analysis toolkits which are highly complementary in nature.

Marketing Programs

Over the course of 2004, Entrust invested in integrated marketing programs that generated awareness and sales opportunities for our key solutions and services. Moreover, in early 2005 Entrust launched a major marketing campaign, “Securing Your Digital Life,” which showcases how Entrust solutions enable customers to solve key business issues such as identity theft, e-mail security, compliance and digital certificates for the ever-growing number of devices that require identities. For the balance of 2005, Entrust plans to continue investing in marketing programs focused on the key solutions, products and services listed below.

Secure Identity Management:

•	Entrust Certificate Management Service – a simplified and more cost-effective way for administrators to centrally purchase, deploy and manage SSL certificates for multiple Web servers, administrators, and Web sites. Attractive pricing and enhanced features, like certificate recycling and automated renewal, help organizations to lower costs and minimize security risks across the whole organization.

•	Entrust GetAccess – a market-leading introduction of an unlimited user, CPU-based pricing model. This pricing model allows customers to deploy and protect their Web portals on their terms, only paying for how much their portal is actually being used. This means customers can now match the value of what they are using today to how much they pay for both software and support, easily expanding capabilities only as they need them.

•	Entrust IdentityGuard – a simple, cost-effective two-factor authentication solution that employs a user-friendly “look-up” pattern printed on a card that can go anywhere the user goes. More flexible, and significantly less expensive than legacy hardware tokens, Entrust IdentityGuard helps protect consumers from identity theft and phishing attacks. It also provides an easy to use and less expensive method to strongly authenticate employees or contractors accessing corporate resources (desktop, VPN, Web portal).

Secure Data:

•	Entrust Entelligence Disk Security - comprehensive pre-boot laptop and desktop security capabilities that automatically protect the entire contents of a hard disk through full disk encryption, authorization and strong user authentication.

•	Entrust Entelligence Media Security - PC-based file/folder and media protection application that provides security capabilities, including stronger user authentication, authorization and data encryption, and can protect individual files selected by the user. It can also automatically protect data saved to specified folder(s) or removable media.

•	Entrust Entelligence Mobile Security - strong user authentication, authorization and data encryption to protect applications and confidential data stored on devices such as PDAs and smartphones.

Secure Messaging:

•	Entrust Entelligence Messaging Server – a server-based e-mail security gateway that makes it easier for organizations to communicate securely with external partners and customers through “end-to-end” or “boundary-only” encryption. To further simplify external communications, organizations can add Entrust Entelligence™ WebMail Center for Web-based delivery of secure e-mail. Recipients without certificates or S/MIME capabilities only need a Web browser to read and reply to secure e-mails.

•	Entrust Entelligence Compliance Server – an appliance that uses intelligent content/context scanning to automatically analyze all incoming and outgoing e-mails and centrally enforce policy pertaining to privacy, offensive language, intellectual property and certain regulations (SOX, HIPAA, SEC, etc.). Centralizing and automating policy enforcement helps reduce the reliance on end-users to “do the right thing,” enabling organizations to improve compliance and mitigate risk.

Information Security Governance (ISG):

Entrust developed and marketed a service offering to help customers implement a framework for Information Security Governance. This offering resulted from Entrust’s leadership of the Corporate Governance Task Force of the National Cyber Security Partnership. This task force, sponsored by the U.S. Department of Homeland Security, was formed to elevate information security as a corporate governance issue requiring the active engagement of executive management and boards of directors. The task force developed and published a management framework and assessment tools for Information Security Governance that organizations can use to integrate information security into their corporate governance programs and create a safer business community for themselves and the enterprise that interact with them.

Entrust’s marketing programs involved the integration of multiple marketing elements including:

•	Web marketing: web content, search engine optimization (SEO), pay-per-click advertising on search engines, whitepaper listings on selected industry and trade journal web sites, advertising and web seminars on selected trade journal web sites

•	Direct marketing: direct mail, e-mail, newsletters and tele-prospecting

•	Event marketing: exhibits and speaking slots at major vertical and security-oriented trade shows, regional seminars for customers and user groups

•	Media, Analyst and Government relations: interviews, briefings, media tours, editorial articles, speaking engagements, and government testimony

CUSTOMERS

As of December 31, 2004, Entrust had licensed software to more than 1,400 customers in over 50 countries. These customers in turn have implemented Entrust software to securely deliver information and services to millions of business and consumer end users. Entrust’s customers are Global 1500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations, as well as domestic and foreign government agencies.

Key events in 2004 include:

•	UK Land Registry: Selected Entrust GetAccess, a key component of the Secure Identity Management solution, to provide security and authorization within its online ‘Land Registry Direct’ service.

•	Baptist Medical Center: Deployed a combined solution from Entrust and Passlogix to access and secure its state of the art Computerized Physician Order Entry system.

•	Swedish National Labor Market Administration (AMV): Selected Entrust IdentityGuard to provide second factor authentication for its internal employees.

•	Czech Telecom: Extended its existing Entrust environment using the Entrust Secure Identity Management solution to provide enterprise single sign-on.

•	The Toro Company: Selected Entrust to extend secure Web access to key information for its dealers and suppliers.

•	Eurofighter GmbH: Selected Entrust security software as the foundation for the project’s Security Management Infrastructure.

•	Aon Limited: Expanded its use of Entrust GetAccess in order to provide employees and customers with access control and single sign-on to a growing number of applications being delivered via the Web.

•	US General Services Administration (GSA) E-Authentication Initiative: Approved Entrust GetAccess for use by Government departments employing e-authentication.

RESEARCH AND DEVELOPMENT

Entrust’s research and development efforts are focused on developing new products, expanding core technologies and improving existing Internet security solutions, allowing the corporation to maintain and extend its technology and product leadership position. Entrust spent $17.3 million, $22.6 million and $24.2 million in research and development in 2004, 2003 and 2002, respectively.

Entrust is committed to aggressively investing in research and development to support market readiness and further competitive advantage. Entrust’s research and development staff has contributed to a number of standards in Internet and data security areas and is active in several prominent standards-setting bodies, including:

•	IETF (Internet Engineering Task Force)

•	ANSI (American National Standards Institute);

•	APWG (Anti-Phishing Working Group);

•	OASIS (Organization for the Advancement of Structured Information Standards);

•	ISO (the International Organization for Standardization); and

•	FPKI-TWG (U.S. Government Federal Public Key Infrastructure Technical Working Group).

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

Entrust continues to deliver new product capabilities to take advantage of what it believes to be new market opportunities, including: Entrust IdentityGuard to combat identity theft; Entrust Messaging Server and WebMail Center for e-mail security; and Entrust Compliance Server to help organizations with policy compliance. Entrust is investing in hardware appliance technology to deliver an easy-to-deploy, well-integrated solution to system integrators, partners and customers.

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

Entrust’s three-tiered, global support program gives customers the flexibility to choose between proven service and support levels that align with business needs. In addition, customers can access an extranet for online self-service technical support. Support offerings include:

•	Tiered software maintenance programs with up to 24 X 7 Customer Service Agent access, including software upgrades as well as maintenance releases;

•	Extranet support with 24 X 7 online access to information, including frequently asked questions, documentation, technical bulletins, newsletters, webinars, service request submissions and updates;

•	End-User and Help Desk Training—for qualified customers, Entrust also provides computer based training.

Entrust’s comprehensive service and support program is a key component of our commitment to offer customers the industry’s broadest set of products and services to secure digital identities and information.

SALES, MARKETING AND BUSINESS DEVELOPMENT

Sales

Entrust offers its products, solutions and services through a multi-channel sales approach, reflecting the characteristics and buying behavior of the target-markets covered. Entrust plans to continue to focus its marketing and sales efforts to capitalize upon the need for secure digital identities and information within both the enterprise and government markets. Entrust plans to utilize a prioritized combination of direct and indirect sales channels around the globe. Entrust believes that its direct sales force, working in conjunction with indirect channels offering complementary products and services, provides Entrust with a competitive advantage in responding to customer needs as they evolve. Entrust intends to deliver revenue growth in 2005 through its sales efforts in the following ways:

1)	increase the size of the direct channel,

2)	increase investment in the indirect channel,

3)	marginally improve sales productivity, and

4)	maintain average transaction selling price.

Direct Sales

Entrust delivers products, services and solutions by focusing direct sales resources on the needs of customers in government and Global 1500 enterprises. Entrust’s direct sales and service contacts with customers enable Entrust to respond rapidly to changing customer needs and enhanced product requirements. Entrust’s direct sales force consists of Account Executives and/or Sales Engineers in North America, Latin America, Europe, the Middle East & Africa and Japan and other Asian locations.

Indirect Sales

Entrust recognizes the value of partnerships and how such partnerships are complementary to its direct sales force in taking its solutions to the market. Entrust believes that its partners, as global systems integrators, software innovators, business advisors, or value-added resellers, provide value to Entrust and its customers.

The 2005 Entrust TrustedPartner Program builds on a 10-year history of working with partners and further advances its commitment to partners with a program that embodies the highest standards for support and success. This global program is designed to leverage and extend the marketing, sales and services capabilities of partners who recognize that security is a business imperative for their customers. The Entrust TrustedPartner Program provides tools for recommending and deploying Entrust-based solutions into partner/client opportunities while maximizing investment in Entrust resources.

Marketing

To support its direct sales force and the TrustedPartner network, Entrust has a marketing team whose goals are to create a consistent, focused communication strategy that increases awareness of Entrust’s digital identity and information security solutions and services, and leverages that awareness in the identification of new sales opportunities. The marketing team creates and conducts integrated programs that include advertising, direct mail, trade shows, seminars, Web marketing, public relations and ongoing customer communication.

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

To identify and develop strategic relationships with targeted industry providers more effectively, Entrust has a business development organization that pursues select business development activities, including the administration and promotion of the Entrust-Ready Program. These activities permit Entrust to strengthen relationships with existing strategic providers and identify and encourage new providers of software, network computing and communications products to make their products interoperable with Entrust. Entrust actively looks for opportunities to continue its leadership position, whether by partnering, internally developing or acquiring the necessary technologies and services to provide a full suite of solutions to its customers.

COMPETITION

Entrust currently competes, or may compete in the future, with several organizations in its core business areas of Secure Identity Management, Secure Messaging and Secure Data. In the Secure Identity Management area, this may include software vendors such as Computer Associates, Sun Microsystems, and RSA Security, as well as several smaller specialized vendors. Some companies, such as Novell and IBM may have similar embedded functionality in their products and may be competitors with their offerings. In the strong authentication market, Entrust competes against traditional vendors, such as RSA Security and VeriSign, as well as an increasing number of new vendors that are moving into this space and increasing competitive pressure.

Entrust is encountering a number of new competitors as it broadens its Secure Messaging portfolio. Many of these companies are small vendors that have focused predominantly on e-mail solutions that are either software or appliance based. This includes vendors such as Tumbleweed Communications and CipherTrust, as well as other small e-mail vendors that are entering the market.

In its Secure Data portfolio, Entrust also encounters diverse competition. For its mobile data security products Entrust competes against a range of point solution vendors offering disk encryption, file/folder encryption, or PDA encryption software. These vendors include Utimaco, Control Break, and a number of small specialized vendors. For its cryptographic toolkit business Entrust competes against RSA, open source software and a small number of specialized vendors. As a complementary offering to its cryptographic toolkits, Entrust’s content analysis toolkit products are relatively unique in the marketplace and do not face direct competition at this time.

Entrust believes that the principal competitive factors affecting the market for its security solutions include features such as ease of use, quality/reliability of security, scalability, customer service and support and price. Although Entrust believes that its products compete favorably in respect of all these factors, there can be no assurance that Entrust can maintain its competitive position against current or potential competitors.

REGULATORY MATTERS

Entrust’s products are subject to special export requirements administered by the governments of the United States, Canada and other countries. Entrust’s products may also be subject to import restrictions and/or use restrictions imposed by some countries. Consequently, Entrust’s ability to export its products to destinations outside the U.S. and Canada is subject to a variety of administrative requirements, government approvals or licensing requirements. Re-exports of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these regulations, depending on the end-user, end-use and country of destination, some of our products may not be sold to certain parties, and some products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada. In addition, extra controls which the United States applies to sales to foreign governmental entities, as noted below, can create additional obligations for Entrust in this market sector.

The U.S. encryption export regulations were significantly relaxed in 2000 and have been revised subsequently in 2002, 2003 and 2004 to make it substantially easier to sell U.S. encryption products abroad. In general, the new rules eliminated constraints based on the strength of the encryption that may be exported after a one-time government review of the product, and greatly broaden the end users who may receive the products without a U.S. Government license. These changes allow Entrust’s products that are under the export license authority of the U.S. to be more competitive with products of foreign producers.

In summary, the rules are as follows: U.S. products cannot be exported to certain prohibited persons and entities, to certain embargoed countries, or for certain types of end-uses. No U.S. governmental review is required for some exports, such as products containing limited use encryption, including products that are limited to financial applications, and exports for internal use by foreign subsidiaries of companies based in the U.S. and in certain other countries. For other encryption products, exports are allowed after a one-time 30-day review, except that certain products identified as “restricted” require separate licenses for export to government end-users in certain countries.

The U.S. government has imposed post-export semi-annual reporting requirements for most export products, but this should not affect Entrust’s export sales. However, these reporting requirements create some administrative obligations.

Entrust believes that some of its products are exempt from U.S. export authorization and they have been marketed accordingly. Because of the relaxation of U.S. controls, U.S. producers of products that compete with Entrust’s non-U.S. products may be able to market more aggressively in foreign countries, offering stronger encryption and offering products to broader groups of end-users. Entrust believes, and has informed the U.S. Government, that certain of its products are exempt from U.S. encryption export restrictions under these criteria. However, Entrust has not obtained any formal U.S. Government ruling that any of its products produced and shipped from outside the U.S. may be exempt from U.S. encryption export controls, and there can be no assurance that the U.S. Government will refrain from asserting jurisdiction over one or more of Entrust’s products. Such a decision by the U.S. Government to assert jurisdiction could result in penalties for past shipments and could restrict future sales of Entrust’s products outside the U.S. and Canada, having a potentially significant adverse effect on Entrust’s business, financial condition and results of operations.

INTELLECTUAL PROPERTY

The Company relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect the Company’s proprietary rights. Pursuant to patent cross-license agreements, the Company also licenses some of its patents to other corporations and, in return, receives rights from those corporations in respect to patents owned or licensable by such corporations. The Company is a licensee under patent cross license agreements with Nortel Networks Limited (Nortel) and Tumbleweed Communications Corp. The license with Nortel was entered into while the Company was still a subsidiary of Nortel. The Company is also a licensee in respect to certain single patents that are not part of a cross licensing arrangement.

A very large proportion of the Company’s products incorporate technology that is licensed from third parties and, as such, a significant percentage of the Company’s revenues depend upon the availability of licensed technology. The amount and nature of the third-party technology used varies between products. In general, the Company’s products or other revenue generating activities (i) do not depend to a material extent on any technology that is only available from a single source, (ii) do not depend to a material extent on any technology that would require a significant engineering effort to replace, or (iii) are not of a type that cannot be supplied by multiple vendors. Furthermore, the Company believes that, due to market competitiveness, any change in vendors or in third-party providers of technology will not have a material effect on the pricing or appeal of the affected Company product. The Company also maintains internal processes to monitor the terms and renewal dates for various third-party technologies so that the Company is able to plan in advance for contract renegotiation, extension, or product substitution. Therefore, it is the Company’s belief that, in general, in the case of interruption, non-renewal or expiration of a third-party license, the measures currently in place will allow the Company to promptly provide for replacement technology. However, some of the Company’s products incorporate technology licensed from third parties that cannot be promptly replaced. An example is certain Java-related technologies that are made available, without a royalty obligation, by Sun Microsystems, Inc. (Sun). Notwithstanding, the Company believes that there is no material risk that such technology will become unavailable to the Company. In the case of the Java-related technologies referenced above, the Company believes there is no material risk that Sun is going to significantly change the terms under which those Java-related technologies are made available to the computer industry. In the case of the Company’s Certificate Services business, the commercial viability of that business is dependent on having various browser manufacturers continue to embed the Company’s root key certificate in their browsers. If one or more of these manufacturers were to remove the Company’s root key certificate from their browser, the viability of the Company’s Certificate Services business could be negatively affected. However, because of the rate of turnover of various browser releases, the effect of such a removal would probably be gradual. Additionally, it might also be possible to address such a removal by entering into a cross certification arrangement with another certification authority whose root key certificate was still embedded in the affected browser. It should be noted that such a potential solution might be expensive or unavailable because any certification authorities that might be in a position to cross certify with the Company would also probably have competitive offerings to the Company’s Certificate Services business.

EMPLOYEES

As of December 31, 2004, Entrust had 491 full-time employees globally. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

CORPORATE INFORMATION

Stockholder Information:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, IL 60602

USA

Phone: (312) 588-4993

Fax: (312) 601-4350

Independent Registered Public Accounting Firm:

Grant Thornton LLP

1717 Main Street, Suite 500

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

ITEM 2.    PROPERTIES

Entrust’s U.S. headquarters, including executive offices and administrative facilities, is located in Addison, Texas at One Hanover Park, Suite 800, 16633 N Dallas Parkway, where Entrust leases office space. Entrust’s Canadian headquarters is located in Ottawa, Ontario, Canada, where Entrust leases office space. Entrust also leases office space in Santa Clara, California, McLean, Virginia and Tokyo, Japan. Entrust’s Europe, Middle East and Africa operations are headquartered in office space that it leases in Reading, England. The majority of the Santa Clara property is no longer in use by the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2004.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information provided below is as of March 16, 2005. The executive officers and directors of Entrust are as follows:

Name	Age	Position
F. William Conner	45	President, Chief Executive Officer and Chairman of the Board
David Wagner	40	Senior Vice President, Chief Financial Officer
Kevin Simzer	38	Senior Vice President, Chief Marketing Officer
Hans Downer	53	Senior Vice President, Global Professional Services and Canadian Sales
Jim Contardi	41	Senior Vice President, World-wide Sales
Butler C. Derrick, Jr.	68	Director
Michael P. Ressner	56	Director
Douglas Schloss	46	Director
Anthony E. Hwang	56	Director
Jerry C. Jones	49	Director
Andrew Pinder	57	Director

F. William Conner, age 45, has served as Entrust’s President and Chief Executive Officer since April 2001 and as Chairman of the Board from October 1998 to May 2000 and from January 2002 to the present. He has been on the board of directors since July 1997. He has been credited with leading the corporate turnaround of Entrust. He has been highlighted in such publications as The Wall Street Journal, Washington Post and the Financial Times as a knowledge leader in the fight against cyber crime and identity theft. Mr. Conner has been a leader in the effort to elevate information security to a corporate governance issue and fashion a public-private partnership to protect America’s critical infrastructure. He launched and co-chaired the Business Software Alliance Information Security Governance Task Force, which released a security management framework in April 2003. He also co-chaired the National Cyber Security Partnership’s Corporate Governance Task Force, which released its information security governance framework in April 2004. He has been recognized as one of the Federal Computer Week’s Federal 100—the top executives from government, industry and academia who had the greatest impact on the government information systems community in 2003. In 2003, Mr. Conner received the Corporate CEO Award as part of the annual Tech Titans Award program.

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

David Wagner, age 40, has been our Senior Vice President and Chief Financial Officer since April 2003. He joined Entrust in 1996 as Controller when he helped guide the company through a private placement and on to becoming a public entity. His broad experience at Entrust includes significant involvement in all of the organization’s public offerings and cross-functional responsibilities both in finance and operations. Prior to his appointment as Chief Financial Officer he served as the company’s Vice President, Controller & Treasurer since 1999. Prior to joining Entrust, he held various finance and accounting positions at Nortel Networks from 1991 through 1995 and at Raytheon Systems from 1982 to 1991.

Kevin Simzer, age 38, has been our Senior Vice President and Chief Marketing Officer since June 2003. He is responsible for all aspects of marketing globally including product management, marketing and business development. He also leads Research and Development efforts for Entrust. With over 19 years of experience in the software development industry, Mr. Simzer has held a variety of executive roles. His career began at Bell Northern Research, Nortel’s Research and Development arm, working in several organizations all focused on the software for large-scale telephone switching systems. Key projects include the world’s first telephone switching system supporting Integrated Services Digital Network and a highly scalable distributed system built using Advanced Intelligent Networking technology.

Hans Downer, age 53, has been our Senior Vice President of Global Professional Services and Canadian Sales since April of 2003. Prior to that Mr. Downer was Vice President of Global Professional Services for six years. In his current role, Mr. Downer is responsible for leading the Canadian Sales team, as well as overseeing customer support, installation and deployment activities. Mr. Downer has been with Entrust since December 1997 and has grown the Professional Services team from a small group of services professionals based in Ottawa to the current global team that is focused on worldwide deployment initiatives. Under his leadership, the Customer Support team has grown to be recognized as one of the leaders in the Security Market space. Revenue growth, process improvements, and expense controls have led to the doubling of margin percentages since 1997. In April 2003, Mr. Downer’s responsibilities were expanded to encompass Canadian Sales with a goal of driving significant deployment of the Government of Canada Secure Channel and increasing Canadian license sales in the enterprise and Provincial Government sectors. Prior to joining Entrust, Mr. Downer was Vice President of Sales & Marketing at Interpath, a large regional ISP based in Raleigh, NC.

James Contardi, age 41, has been our Senior Vice President, World-wide Sales since October 2004. Mr. Contardi brings 19 years sales and executive management experience to this role, in which he is responsible for managing the company’s entire global sales efforts. Prior to joining Entrust, Mr. Contardi was Executive Vice President and President, Europe, Middle East and Africa (EMEA), for i2 Technologies, Inc. While at i2, he was responsible for a team of approximately 180 employees. Prior to joining i2, Mr. Contardi held various executive and management positions at PC ServiceSource and Partsmart.com. His career started with nine years at IBM Corporation, where his service included key roles in public-sector sales and managing IBM’s then-largest commercial account.

Butler C. Derrick, Jr., age 68, has been a director of the Company since May 1999. Since February 2004 Mr. Derrick has been the managing partner of Nelson, Mullins, Riley and Scarborough LLP. From August 1998 to February 2004, Mr. Derrick was a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

Anthony E. Hwang, age 56, has served on the Board of Directors of the Company since August 2003. Since 1992, he has been Chief Operating Officer of the A&E Group, an Asia-based multi-activity business group. From July 2003 to March 2004, Dr. Hwang served as the Chairman of the Board of Directors and CEO of Ohana Wireless, Incorporated (“Ohana”). As of January 1, 2005, Dr. Hwang serves as Chairman of the Board of Directors, President and CEO of Asia Digital Media. Prior to joining the A&E Group, Dr. Hwang obtained extensive experience in research and development and held various management positions in his 12-year career at Bell Laboratories and at AT&T. Dr. Hwang has been an advisor to Wytec management since 1997 and was elected to the Wytec Board of Directors in April 2001. Dr. Hwang earned a Doctorate in Theoretical Physics at the University of Texas at Austin.

Jerry C. Jones, age 49, has served on the Entrust Board of Directors since December 2003. He serves as Acxiom Corporation’s Business Development and Legal Leader. At Acxiom, he is responsible for the Legal Team, leads the strategy and execution of mergers and alliances, and assists in other strategic initiatives. Mr. Jones came to Acxiom in March 1999 from the Rose Law Firm in Little Rock, Arkansas, where for 19 years he specialized in problem solving and business litigation. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor’s degree in public administration from the University of Arkansas.

Michael P. Ressner, age 56, has been a director of the Company since May 1999. Since January 2003, he has been an Adjunct Professor of Applied Financial Management at North Carolina State University. From January 2001 to December 2002, Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, he served as Vice President of Finance of Nortel Networks’ Enterprise Solutions group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, he held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves on the Board of Directors of Magellan Health Services, Proxim Corporation, Riverstone Networks, Exide Technologies and Arsenal Digital Solutions.

Douglas Schloss, age 46, has served on the Board of Directors of the Company since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He is currently the Chairman of the Board of SCO Family of Services, a New York City based social services agency which is one of the ten largest social services agencies in the United States and the largest in New York City. He is also on the Board at St. Paul’s School in Concord, New Hampshire. He has also served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

Andrew Pinder, age 57, has served on our board of directors since July 2004. As the United Kingdom’s e-Envoy, Mr. Pinder spearheaded the Prime Minister’s directive to bring Internet access to all British citizens and businesses by 2005. He was also responsible for forging stronger information networks in the British government and for enabling the U.K. to be a recognized leading e-Government and a leader in e-Business. Mr. Pinder was awarded the Commander of the Order of the British Empire (CBE) in HM the Queen’s New Year’s Honours list for his services to the Cabinet Office. He is also a non executive director of United Utilities PLC and its subsidiary Vertex Data Sciences Ltd., both of the United Kingdom. Before his appointment as e-Envoy in 2001, Mr. Pinder was a partner in a venture capital firm and carried out a number of management consultancy assignments for the British government. Previous executive leadership roles also include positions as the head of European Operations and Technology at Citibank, Director of Operations and Technology at Prudential Corporation, and as Director of Information Technology at the Office of Inland Revenue.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol “ENTU” since August 18, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2003
First Quarter	$3.95	$2.31
Second Quarter	3.20	2.25
Third Quarter	5.70	2.75
Fourth Quarter	5.09	3.79

2004
First Quarter	$5.57	$3.86
Second Quarter	4.99	3.89
Third Quarter	4.50	2.34
Fourth Quarter	3.94	2.48

As of March 11, 2005, we had approximately 711 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

The information in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (October 1, 2004 to October 31, 2004)	—	—	—	9,922,300

Month #2 (November 1, 2004 to November 30, 2004)	400,000	$3.75	400,000	9,522,300

Month #3 (December 1, 2004 to December 31, 2004)	—	—	—	9,522,300

Total	400,000	$3.75	400,000	9,522,300

(1)	On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. Repurchases under the stock repurchase program may take place from time to time until September 15, 2005, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The Company’s management will determine the timing and amount of shares repurchased based on its evaluation of market and business conditions.

ITEM 6.    SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$29,295	$30,974	$44,734	$48,027	$93,112
Services and maintenance	61,662	56,920	58,013	69,938	55,265

Total revenues	90,957	87,894	102,747	117,965	148,377

Cost of revenues:
Product	4,149	5,341	5,281	4,515	4,418
Services and maintenance	29,105	29,825	32,073	43,640	32,418
Amortization of purchased product rights	384	568	1,136	3,322	2,751

Total cost of revenues	33,638	35,734	38,490	51,477	39,587

Gross profit	57,319	52,160	64,257	66,488	108,790

Operating expenses:
Sales and marketing	26,322	34,985	44,128	87,439	73,248
Research and development	17,266	22,566	24,151	30,892	27,625
General and administrative	12,569	13,143	14,840	20,509	12,083
Acquired in-process research and development	—	—	—	—	29,614
Amortization of goodwill and other purchased intangibles	—	—	—	62,142	59,952
Impairment of goodwill, purchased product rights and other purchased intangibles	—	1,134	—	326,953	—
Restructuring charges and adjustments	—	13,623	(1,079)	65,511	—
Write-down of leaseholds and other long-lived assets	—	—	—	13,519	—

Total operating expenses	56,157	85,451	82,040	606,965	202,522

Income (loss) from operations	1,162	(33,291)	(17,783)	(540,477)	(93,732)

Other income (expense):
Interest income	1,281	1,680	3,346	8,229	14,303
Foreign exchange gain (loss)	429	(431)	(72)	101	(494)
Loss from equity investments	(1,111)	(603)	(602)	—	—
Realized gain (loss) on investments	—	—	(220)	1,103	—
Write-down of long-term strategic investments	—	(2,780)	(1,238)	(10,800)	—

Total other income (expense)	599	(2,134)	1,214	(1,367)	13,809

Income (loss) before income taxes and minority interest	1,761	(35,425)	(16,569)	(541,844)	(79,923)
Minority interest in subsidiary	4	—	—	—	—
Income (loss) before income taxes	1,765	(35,425)	(16,569)	(541,844)	(79,923)
Provision for income taxes	(687)	(441)	(1,350)	(1,828)	(2,337)

Net income (loss)	$1,078	$(35,866)	$(17,919)	$(543,672)	$(82,260)

Net income (loss) per basic share	$0.02	$(0.56)	$(0.28)	$(8.57)	$(1.44)
Net income (loss) per diluted share	$0.02	$(0.56)	$(0.28)	$(8.57)	$(1.44)
Shares used in basic per share computation	62,976	63,588	64,946	63,411	57,003
Shares used in diluted per share computation	64,202	63,588	64,946	63,411	57,003

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$97,368	$92,289	$118,023	$153,555	$227,687
Working capital	75,164	47,188	73,367	89,012	224,026
Long-term marketable investments	1,951	12,379	13,423	9,038	60
Total assets	145,883	148,752	189,571	229,045	733,713
Shareholders’ equity	75,994	80,672	117,865	135,452	673,671

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Background

We are a global provider of software that secures digital identities and information. Over 1,400 enterprises and government agencies in more than 50 countries use our solutions to help secure the digital lives of their citizens, customers, employees and partners. Our proven software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to install, support and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

EXECUTIVE OVERVIEW

We are a global provider of software that helps our customers leverage networks to extend their businesses while complying with information security and governance policies and regulations. Our solutions help enable customers to securely and efficiently manage a wide range of identities and policies across different platforms, architectures and devices. We bring our customers value by delivering software and services for their secure digital identity and information needs.

Our products and services provide customers with solutions that help to meet their specific needs for secure messaging, secure identity management and secure data. Our broad set of capabilities in these three areas gives us a strong portfolio to help customers meet compliance requirements through policy and access management. Customers can benefit from the ability to purchase one set of capabilities from us and then extend that investment in our products and services across the requirements of their business. We believe this is a competitive advantage for us.

Our approach of blending best-in-class products and services, whether developed by us, or one of our partners, to deliver a comprehensive suite to the market space also complements the trusted advisor role that we have taken with our customers. We have the capabilities to assist our customers across their wide range of needs. We look to continue to grow our market share via new products launched during 2004 and through the development of new products, partnerships and acquisitions.

We sell our products and services in both the enterprise and government market space. In Q4, 2004, 74% of our product sales were in our extended enterprise vertical market. This is up from 55% a year ago and represented an increase of over $1.7 million from Q4, 2003 and nearly $2 million from Q3, 2004. The increase in product revenues in the enterprise market over the last year have been driven by increased deployment by both our installed base as well as new customers. Enterprises are being driven by legislation and regulation to increase data security and secure the identities of their employees, their suppliers, partners and customers. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain.

In Q4, 2004, 24% of our product sales were in our extended government vertical market, which includes healthcare. This is equal to Q3, 2004 but was an increase in dollars over the previous quarter. The increase in revenue in the quarter was driven by key global projects that have started to increase product purchases. In many of these projects, we have been providing services for several quarters and are now realizing the product revenues associated with those projects. We are well positioned in both markets, and we see growth opportunities in each area. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, and the United Kingdom and across continental Europe. As governments continue to increase spending on e-government initiatives and information security projects, we are well positioned to help them. In the enterprise market, the need for a deeper integration with partners, suppliers and customers, coupled with the need for security and lower costs, continue to be key drivers for our customers to purchase our offerings.

Budgets, timing and allocation of budget dollars continue to keep us guarded on our growth expectations in the remainder of the year. We feel the market environment is better than it has been in the last two years, but this market could still cause quarterly fluctuations in our product revenue attainment.

We rely significantly on large deals in each quarter. Our software revenue from our top five customers in Q4, 2004 was approximately 21% of our total revenue in that quarter. This was within our historical range, which is generally between 10% and 25%. We had three deals over $1 million in Q4, 2004, as opposed to one in Q3, 2004. Although our revenue in the second half allowed us to return to profitability, we continue to be impacted on our software revenue by the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

In order to take advantage of our market opportunities, we have a marketing organization focused on creating brand awareness and new business opportunities for us. In early 2005, we launched a marketing campaign, “Securing Your Digital Life”, that showcases how our solutions enable customers to solve key business issues such as identity theft, email security, compliance and digital certificates for the ever-growing number of devices that require identities. Key branding initiatives include Web marketing (including search engine optimization for keyword searches and pay-per-click advertising), public relations initiatives, tele-prospecting and sponsorships of key security and government events and forums.

Assisting us in our growth strategy in this market will be our ability to serve as the trusted advisor to our clients. In this capacity we will continue to expand our offerings by building new products and solutions, partnering with technology providers and bringing it together for the customer with our services offerings. Our services group gives us the capabilities to help our customers deploy a total solution that meets their demands for securing digital identities and information. In Q4, 2004, our services team achieved their highest quarterly revenue in over three years. In 2004, our Entrust Cygnacom division achieved their highest professional services revenue. Our services revenues increased 6% from Q4, 2003, and 9% from Q3, 2004. We believe that the investment in services is paying off. We remain positive on our outlook for services in 2005. However, budgets, adoption of our software and our ability to leverage our services partners could all impact our ability to create services revenue.

We earn revenue by providing both software and services to our customers. We earn software revenue mainly on a per-user basis under a perpetual licensing agreement. We earn services revenue by providing support and maintenance to our customers along with professional services for the planning, architecture and deployment of our products and services. In Q4, 2004, 40% of our revenue was from product sales and 60% was from services and maintenance, compared to 30% from product and 70% from services and maintenance in Q3, 2004, and 36% from product and 64% from services and maintenance in Q4, 2003. Over the last three years, we have become a more services-led company as we have been focused on helping our customers deploy our products. In 2005, we will continue to focus on providing services to our customers, but we will also look to increase the percentage of software sales in relation to services, primarily through the introduction of new software products.

Over the past three years, we have focused on keeping our cost structure in line with our current revenue opportunity. In the second quarter of 2003, we restructured the Company and established a goal of reaching breakeven by the end of 2003. In the fourth quarter of 2003, we met this goal and produced a $60 thousand net profit. We followed that accomplishment up with net profits of $519 thousand and $493 thousand in Q1 and Q3, 2004, respectively. In Q4, 2004 we achieved a profit of $2.6 million and achieved a full year net profit of $1.1 million. This achievement was an important step in our strategy of returning the Company to a growth and leadership position. Product revenues in Q4, 2004 of $10.9 million helped us to achieve our quarterly and year end goal of profitability.

We have a history of providing valued security solutions to our customers. In 2004, we released a number of new products that are beginning to be deployed in the market. Evidence of new product deployment came in the second quarter of 2004 as all five of our top five deals in the quarter contained at least one component of our newly released product offerings. Key in the third quarter of 2004 was the commercial release of Entrust Entelligence Compliance Server. This product is a Linux-based appliance that helps enterprise and government customers enable real-time e-mail compliance. This content scanning technology, based on the technology we acquired in our asset purchase from AmikaNow! Corporation (“AmikaNow!”), automatically enforces e-mail policy pertaining to individual privacy, intellectual property protection, anti-spam, vulgarity, and regulatory mandates such as HIPAA, the Sarbanes-Oxley Act and the Gramm-Leach Bliley Act.

To assist customers in protecting e-mail messages identified as private or sensitive, we also announced enhancements to its boundary and desktop e-mail security products, vastly increasing its secure messaging portfolio.

We also announced a new strategic technology, sales and marketing relationship with Pointsec Mobile Technologies in Q3, 2004. The relationship with Pointsec enables us to address the growing need for protecting data on mobile devices. Bringing together their award-winning security capabilities, the two companies developed and are now jointly marketing data security products designed to protect information in laptop, desktop, PDA, server and other mobile and wireless environments. Further, in the third quarter of 2004, we increased our investment in Entrust Japan to a majority ownership and in the fourth quarter we joined the formation of the Asia Digital Media joint venture, which will also use technology from Ohana Wireless, Incorporated.

In the fourth quarter of 2004, we released a new solution, Entrust IdentityGuard, a new strong authentication product designed to reduce the impact of identity theft, a fraudulent and criminal activity that has damaged confidence in on-line transactions. With the dramatic rise of attacks such as “phishing”, enterprises and their customers are seeking more cost-effective and flexible ways to protect users’ identities. Entrust IdentityGuard provides an affordable, easy-to-implement and deployable second-factor authentication solution that makes users less vulnerable to fraud, while helping organizations reduce the financial losses associated with identity theft.

Our management uses the following metrics to measure performance:

•	Number of product revenue transactions;

•	Average product revenue transaction size;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between three key solutions areas: Secure Messaging, Secure Identity Management and Secure Data;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue and Cash and marketable investment balances.

BUSINESS OVERVIEW

During 2004, we continued our strategy of focusing on core vertical and geographic markets. With this strategy in mind, we made several significant investments during the year. First, to address product development requirements, we acquired certain assets, including intellectual property from AmikaNow!, in exchange for $2.7 million in cash and $1.3 million in guaranteed future payments payable over three years. Second, to expand our addressable geographic markets, we increased our ownership in Entrust Japan to 99% in exchange for $1.6 million in cash and we made significant investments aimed at the Chinese market, involving cash and in-kind equity investments in Asia Digital Media Limited and ADML Holdings, Ltd, totaling $4.6 million during 2004.

Revenues of $91.0 million represented a 4% increase over 2003, and consisted of 32% product sales and 68% services and maintenance. Services and maintenance revenues increased 8% over 2003, due to improved demand for both consulting services and support and maintenance services, while product revenues declined 5% from 2003, driven by a slightly lower product transaction closure rate, despite an improved average purchase value compared to 2003. Net income in 2004 was $1.1 million, or $0.02 per share, compared to a $35.9 million net loss, or $0.56 per share in 2003, with operating expenses declining 26% or $31.4 million from 2003 to 2004. In addition, we generated $10.3 million in cash flow from operations for 2004, compared to a use of cash of $20.9 million in 2003. Entrust Secure Messaging Solutions accounted for 16% of product revenue, which is a decrease of 34% from 2003. Entrust Secure Identity Management Solutions accounted for 64% of product revenue, which is an increase of 43% from 2003. Entrust Secure Data Solutions accounted for 20% of product revenue, which is an increase of 24% from 2003. We achieved our first sales of Entrust Entelligence Compliance Server and Entrust IdentityGuard in the second half of 2004. Extended Enterprise accounted for 76%, an increase of 24% over 2003, and Extended Government accounted for 24% of the product revenue in 2004. The financial vertical accounted for approximately 39% of 2004 product revenue.

Other highlights from 2004 included:

•	Entrust Certificate Services revenue increased 43% over 2003, with the fourth quarter of 2004 representing their 9th consecutive record revenue quarter.

•	Our 2004 support and maintenance revenues were the highest in our history. In 2004, we achieved the fifth consecutive year of increasing support revenues. In addition, our Entrust CygnaCom professional services division, which is focused on providing services to the U.S. Federal Government, had their best annual revenues in 2004.

•	Deferred revenue was $23.0 million at the end of fiscal 2004, which is a year-over-year increase of approximately 38% from 2003.

•	We achieved a return to annual profitability for the first time since 1999, with a net income of $1.1 million in 2004. In addition, we generated cash flow from operations for the first time since 2000.

•	Average product transaction size increased to $103 thousand in 2004 from $102 thousand in 2003.

Our key technology-related accomplishments during 2004 included the following:

•	We announced the Asia Digital Media joint venture in December 2004. The Hong Kong based company will deliver secure technology solutions enabling digital TV satellite broadcasting, including HDTV, high-speed Internet and on-line transactions on a common network platform to the Chinese market. As part of the formation of the joint venture, we received a minimum order of $12.0 million, which will be realized over the next three years. We have invested a total of $3.5 million of cash and $1.3 million of in-kind contributions in the joint venture for a total direct and indirect ownership of 25.3%. In connection with this investment, we recognized approximately $1.0 million of services revenue and $50 thousand of product revenues, net of inter-company profit, in the fourth quarter of 2004.

•	We announced Entrust IdentityGuard, a new authentication product designed to reduce the impact of identity theft and attacks, which are both activities that have damaged confidence in on-line transactions. Entrust IdentityGuard provides an affordable, easy-to-implement and deployable second factor of authentication solution that makes users less vulnerable to fraud, while helping organizations reduce the financial losses associated with identity theft.

•	We joined the Financial Services Technology Consortium (“FSTC”) in order to promote and advance the organization’s Counter-Phishing Project. FSTC is a consortium of leading North American-based financial institutions, technology vendors, independent research organizations, and government agencies focused on driving forward interoperable, open-standard technologies that provide critical infrastructures for the financial services industry.

•	Entrust and business integration leader Sterling Commerce announced a strategic partnership to offer enterprises of all sizes a highly secure platform for Multi-Enterprise Collaboration. The partnership will provide Sterling Commerce customers in retail, financial services and manufacturing with a plug-and-play solution for secure commerce supporting the most stringent business requirements and regulatory mandates.

•	We announced that the foundation of the Entrust Authority™ product portfolio, Entrust Authority™ Security Manager 7.0, has achieved Common Criteria EAL 4+ certification. The evaluation certification is recognized globally by many national governments including United States, Canada, United Kingdom, Germany, France, Italy, Netherlands, Israel, Spain, Japan, Australia and New Zealand.

•	We announced the commercial availability of the Entrust Entelligence Compliance Server, a Linux-based appliance that helps enterprise and government customers enable real-time e-mail compliance. This content scanning technology automatically enforces e-mail policy pertaining to individual privacy, intellectual property protection, anti-spam, vulgarity, and regulatory mandates such as HIPAA, Sarbanes-Oxley and Gramm-Leach Bliley. To assist customers in protecting e-mail messages identified as private or sensitive, we also announced enhancements to its boundary and desktop e-mail security products, thus increasing our secure messaging portfolio.

•	Entrust and Pointsec Mobile Technologies announced a new strategic technology, sales and marketing relationship to address the growing need for protecting data on mobile devices. Bringing together their award-winning security capabilities, the two companies developed and are now jointly marketing data security products designed to protect information in laptop, desktop, PDA, server and other mobile and wireless environments.

•	We completed the acquisition of certain assets of anti-spam and e-mail compliance company, AmikaNow! The addition of the capabilities of the AmikaNow! assets will further strengthen and expand the portfolio of products within the Entrust Secure Messaging and Secure Data Solutions to provide enterprise and government customers with comprehensive content analysis and risk mitigation tools for improved compliance with corporate e-mail policies and regulatory guidelines.

•

Bell Canada, Canada’s leading telecommunications company, and Entrust announced our intention to team up to offer a joint suite of comprehensive secure identity and access management services that will enable enterprise customers to reap the full benefits of an integrated, end-to-end security solution offering. Under this strategic agreement, Bell Canada is planning to commence offering a managed authentication/authorization service enabling solutions – including secure messaging, security for web portals, identity and access management and secure wireless services — based on and using our products licensed to Bell Canada.

•	We announced that our newly upgraded desktop security platform, Entrust ® Desktop Solutions, was the first to be validated by the U.S. National Institute of Standards and Technology’s (NIST) Federal Bridge Enabled Path Validation Module. It also passed rigorous testing against the Public Key Interoperability Test Suite (PKITS) developed by NIST in conjunction with DigitalNet and the National Security Agency (NSA).

•	Entrust and Tumbleweed Communications announced a patent cross-licensing agreement intended to expand the companies’ secure messaging initiatives. Under the terms of the agreement, Entrust and Tumbleweed entered into a broad cross-license covering their respective patent portfolios. The agreement covers selected patents and patents issuing from patent applications that have been filed or that may be filed, by either company over the next three years. The cross-license agreement builds on the two companies’ commitment to further the growth of secure Internet communications. This intellectual property exchange will allow each company to continue to innovate and broaden its range of commercial products and services.

•	Entrust and Passlogix ® announced that we have added market-leading Passlogix v-GO SSO ® to the Entrust Secure Identity Management Solution. The move enables us to provide customers, such as Czech Telecom, with a complete ‘best-of-breed’ solution that extends across client-server, Web, and Web services environments.

•	We were a founding member of the Cyber Security Industry Alliance (CSIA), launched in February 2004. The CSIA is a non-profit corporate-membership organization, whose mission is to improve cyber security through public policy initiatives, public sector partnerships, corporate outreach, academic programs, alignment behind emerging industry technology standards and public education. Our President, CEO and Chairman F. William Conner, has been selected as the co-chair of the CSIA public policy committee.

CRITICAL ACCOUNTING POLICIES

In 2004, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments and purchase accounting, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

Revenues from perpetual software license agreements are recognized when we have received an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is probable, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. License revenues are generated both through direct sales to end users as well as through various partners, including system integrators, value-added resellers and distributors. License revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. We are notified of a sale by a reseller to the end user customer in the same period that the actual sale took place. We do not offer a right of return on sales of our software products.

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

We are sometimes subject to fiscal funding clauses in our software licensing transactions with the United States government and its agencies. Such clauses generally provide that the license is cancelable if the legislature or funding authority does not appropriate the funds necessary for the governmental unit to fulfill its obligations under the licensing arrangement. In these circumstances, software licensing arrangements with governmental organizations containing a fiscal funding clause are evaluated to determine whether the uncertainty of a possible license arrangement cancellation is remote. If the likelihood of cancellation is assessed as remote, then the software licensing arrangement is considered non-cancelable and the related software licensing revenue is recognized when all other revenue recognition criteria have been met.

For arrangements involving multiple elements, we allocate revenue to each component based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of maintenance and support contracts. Fair value of future services, training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

We generally do not engage in non-monetary transactions. However, for arrangements involving non-monetary exchanges the Company accounts for them in accordance with APB 29, “Accounting for Nonmonetary Transactions”. In the third quarter of 2004, we were involved in a non-monetary transaction with a customer; however, we established that a clear business purpose for the transaction existed and we were reasonably able to assign fair value to the consideration. Therefore, we concluded that it was appropriate to recognize revenue for the value of the product and services provided and record the associated expense for the products and services received. This non-monetary transaction of $196 thousand accounted for less than 1% of total revenue for 2004.

We also eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During the fourth quarter of 2004, we sold software and services to Asia Digital Media with a fair value of $1.3 million, which after intercompany profit eliminations related to our direct and indirect ownership of approximately 25%, was recognized as $1.1 million of net revenues.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. We have focused on improving our accounts receivable aging and, as a result, have been able to reduce our corresponding allowance for doubtful accounts in 2004 in the process. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 31% of gross accounts receivable at December 31, 2004, compared to 45% of gross accounts receivable at December 31, 2003. One customer accounted for 10% of net accounts receivable at December 31, 2004. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of December 31, 2004, the total accounts receivable is $16.2 million, net of an allowance for doubtful accounts of $1.0 million compared to $18.8 million, net of an allowance for doubtful accounts of $4.0 million as of December 31, 2003.

During the first quarter of 2004, we reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because it was our determination then that the likelihood of default was probable, despite the fact that we had undertaken all avenues of collection available to us, including litigation. As part of the process of pursuing collection through the court system, we entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of $2.0 million was assured upon execution of a new agreement, half of which was received prior to March 31, 2004, while the other half remained in accounts receivable at that date and was collected in April 2004. In total, we reduced our allowance for doubtful accounts by approximately $2.0 million due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance that had previously been set up against the receivable. The remaining allowance in the amount of $1.3 million was reversed against sales and marketing expenses as a recovery of this bad debt.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for excess facilities, of $28.9 million at December 31, 2004, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at December 31, 2004, we estimated a total of $21.7 million of sublease recoveries in our restructuring accrual. Of this amount, $21.4 million is related to the Santa Clara facility. In addition, $7.1 million of the $21.7 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

The workforce portion of the restructuring plan included severance and related costs of $4.8 million for 151 positions from all of our functional areas and had been completed by December 31, 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009 (primarily from excess space in the Company’s Santa Clara, California and Addison, Texas facilities) and accelerated amortization on related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, the Company recorded $4.1 million of charges during 2003 related to these facilities, including $1.3 million for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess space in the Company’s facilities. The total amount of the workforce and facilities charges was $8.9 million. Of this amount, $4.6 million had been incurred by June 30, 2003 and charged to the restructuring charges line in the consolidated statement of operations for the second quarter of 2003, while the remaining $4.3 million was recorded in the third quarter of 2003.

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $1.2 million at December 31, 2004, could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at December 31, 2004, includes a total of $0.6 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Since 2001, we have recorded a total of $14.8 million of impairment charges with respect to our long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. We have no other strategic investments recorded as of December 31, 2004. However, we do have $4.0 million of investments as of December 31, 2004 that we account for under the equity basis of accounting, which represent our direct and indirect equity ownership in Asia Digital Media and its subsidiaries. Asia Digital Media is a joint venture, involving us and several other investors, formed for the purpose of delivering secure technology solutions enabling HDTV satellite broadcasting, high-speed internet and on-line transaction services to the Chinese market.

Our investment in Asia Digital Media began as a loan to Ohana of $650 thousand in 2003, which was convertible into equity of Ohana. In the second quarter of 2004 this was increased to $950 thousand through two disbursements. In July 2004, this loan was further increased to $1.225 million. This amount was further increased to $1.5 million through a final disbursement in the fourth quarter of 2004. We determined that the loan was unlikely to be repaid but rather expected it to be converted into equity in ADML Holdings, Ltd. (“ADML Holdco”), once Ohana became a wholly owned subsidiary of ADML Holdco in connection with the Ohana Restructuring. On an as-converted basis at September 30, 2004, we would have held the equivalent of approximately 12% ownership share of ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Also, we had concluded that because of the additional investment and additional rights obtained through the security granted in connection with the loan we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, we had accounted for our investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we have included our share of post-acquisition losses of Ohana, prior to the Ohana Restructuring, in the amount of $193 thousand in our consolidated income for the current fiscal year. The Ohana Restructuring closed on November 16, 2004 and we received approximately 14.3% of the issued common shares of ADML Holdco, together with a warrant that may become exercisable for additional shares of ADML Holdco. See note 4 to our consolidated financial statements for additional information.

On September 16, 2004, we and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement that was subsequently amended, and then amended and restated (“Subscription Agreement”), which closed on December 17, 2004. We directly subscribed for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2.0 million and in-kind contributions of software products and professional services totaling $1.3 million. Of this amount, $1.1 million was recorded on account of the in-kind contributions as revenue in the fourth quarter of 2004, net of intercompany profit eliminations. Also, ADML Holdco, in which we hold an approximate 14.3% ownership interest for our $1.5 million investment, directly subscribed for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana. The remaining capital stock of Asia Digital Media is owned by two investors and China Aerospace New World Technology Limited, a company incorporated in Hong Kong. As a result, our total direct and indirect equity holdings in Asia Digital Media is approximately 25.3%, although this may change in the future for reasons that include the exercise of the warrant received by us in connection with the Ohana Restructuring (see Note 4 to our Consolidated Financial Statements) or as a result of an anti-dilution option granted to certain investors in Asia Digital Media. Beginning the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $367 thousand in our consolidated income for the current fiscal year. See note 5 to our consolidated financial statements for additional information.

Based on our assessment and our understanding of the facts, we have concluded that Asia Digital Media does not meet the definition of a variable interest entity, as described in Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). As the company began initial operations in December 2004, engaging primarily in research and development, and having no revenue, we determined that Asia Digital Media is a development stage enterprise. Furthermore, the capitalization of Asia Digital Media anticipates raising additional equity to fund the scaled production pilot and commercial roll-out. However, the cash invested in Asia Digital Media by investors of $4.5 million, is expected to be sufficient equity to fund the initial development stage, which is defined as implementation of a pilot system with all specified functions in a limited commercial environment. In addition, we determined that each shareholder of Asia Digital Media shares in the risk of loss and that the shareholders, as a group, share the returns. Finally, we concluded that Asia Digital Media does not operate substantively on behalf of one entity that receives a disproportionately fewer voting rights to avoid consolidation.

If the demand for the technologies and products offered by Asia Digital Media materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company. To date, we have not recorded any impairment in connection with this investment or our investment in ADML Holdco.

On June 18, 2004, we completed the acquisition of intellectual property and certain other assets of AmikaNow!, a privately-held provider of advanced anti-spam, e-mail content scanning and analysis technology, which is a development stage company with negligible revenue, in exchange for $2.7 million in cash and $1.3 million in guaranteed future payments payable over three years and other acquisition-related costs. In addition, we offered employment to certain employees of AmikaNow!. Also, we may be required to make additional payments of up to a maximum of $2.4 million, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow! for a period of three years following the date of acquisition, if and only if sufficient sales of products take place in this time frame.

On September 10, 2004, we completed the acquisition of 1,700,000 shares of voting common stock of Entrust Japan, a privately-held company engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market, with an exclusive license to market and sell our products in Japan, in exchange for $1.6 million in cash. This acquisition of shares increased our ownership interest in Entrust Japan from 37% to 99% of the outstanding voting stock.

Prior to our acquisition of a majority ownership in the voting shares of Entrust Japan, we accounted for our investment in Entrust Japan under the equity method from April 2002, when we increased our ownership to 37%, to September 2004. From July 1998 to April 2002, we held a 10% ownership interest in Entrust Japan and, as a result, accounted for our investment at cost.

Accordingly, we recorded our share of post-acquisition losses of Entrust Japan, in the amount of $551 thousand in our consolidated losses for 2004, compared to $603 thousand for 2003. These losses are attributable to our pro rata share of Entrust Japan’s losses, prior to our acquisition of a majority ownership interest in Entrust Japan on September 13, 2004, while we have had an equity ownership in Entrust Japan of approximately 37% of its voting stock and totaled $1.8 million since the second quarter of 2002.

In addition, we had concluded, based on our understanding of the facts, that prior to the acquisition of 1,700,000 additional shares, Entrust Japan met the definition of a variable interest entity, as described in

FIN No. 46, as it did not have an equity investment at risk that was sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although we held a significant variable interest, we determined that we were not the primary beneficiary of Entrust Japan because our interests did not give us a majority of the expected losses and residual returns of the entity. Accordingly, prior to September 13, 2004, we accounted for Entrust Japan under the equity method. We did not consolidate the results and financial position of Entrust Japan with our consolidated results of operations and consolidated balance sheet for financial reporting purposes until September 13, 2004 when our ownership increased to 99%.

These acquisitions were accounted for under the purchase method of accounting, and, accordingly, the purchase price in each case was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In determining the fair value of the intangible assets acquired, we were required to make significant assumptions and judgments regarding such things as the estimated future cash flows that we believe will be generated as a result of the acquisition of developed technology and non-contractual customer relationships, and the estimated useful life of these acquired intangible assets. We believe that our assumptions and resulting conclusions are the most appropriate based on existing information and market expectations. However, different assumptions and judgments as to future events could have resulted in different fair values being allocated to the intangible assets acquired. We will review these assets for impairment in future, in accordance with the guidance in SFAS No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which require goodwill and intangible assets to be reviewed for impairment at least annually or whenever events indicate that their carrying amount may not be recoverable.

Provision for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States. In addition, we have based the calculation of our income taxes in each jurisdiction upon inter-company agreements, which could be challenged by tax authorities in these jurisdictions. The income tax accounting process involves our estimating our actual current exposure in each jurisdiction together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue and accrued restructuring charges, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $128.9 million as of December 31, 2004, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $104.4 million and $24.5 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At December 31, 2004, approximately 69% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net income (loss) for grants to employees under these plans, when the exercise price for options granted under these plans is equal to the market value of the underlying Common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options in these periods.

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to create a net loss for 2004 of $10.0 million, compared to a net loss of $48.7 million and $42.4 million for 2003 and 2002, respectively, and consequently, we would have reported a net loss per share of $0.16 for 2004, compared to a net loss per share of $0.77 and $0.65 for 2003 and 2002, respectively. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 2 (n) to our consolidated financial statements, included in this report. As an illustration, because of significant movement in the market value of our stock price, the percentage of total options outstanding that were considered to be “In the Money” (options with exercise prices at or below the closing market price per share) went from 35% at June 30, 2004 down to 12% at September 30, 2004 and then back up to 31% by December 31, 2004.

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25 and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS No. 123(R) is effective for the first interim or annual period beginning after June 15, 2005 and, therefore, we will begin recognizing compensation expense related to employee stock options as of July 1, 2005.

In January 2005, our Board of Directors approved accelerating the vesting of all of the outstanding unvested stock options granted to our directors, officers and employees under applicable stock incentive plans, with an exercise price greater than $4.79. As a result of the acceleration, options to acquire approximately 2.8 million shares of our common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable upon finalization of administrative actions to be completed by our stock plan administrator. All other terms and conditions applicable to outstanding stock option grants remain in effect.

The decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No. 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options now, we will not be required to record any amount of compensation expense in the first fiscal quarter of 2005 for such accelerated stock options, as the exercise prices exceed the market price at the date of acceleration. We believe that acceleration of these 2.8 million stock options will eliminate the need for recognizing future compensation expense of approximately $2.7 million associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product	32.2%	35.2%	43.5%
Services and maintenance	67.8	64.8	56.5

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product	4.6	6.1	5.1
Services and maintenance	32.0	33.9	31.3
Amortization of purchased product rights	0.4	0.7	1.1

Total cost of revenues	37.0	40.7	37.5

Gross profit	63.0	59.3	62.5

Operating expenses:
Sales and marketing	28.9	39.8	42.9
Research and development	19.0	25.7	23.5
General and administrative	13.8	14.9	14.4
Impairment of goodwill, purchased product rights and other purchased intangibles	—	1.3	—
Restructuring charges and adjustments	—	15.5	(1.0)

Total operating expenses	61.7	97.2	79.8

Income (loss) from operations	1.3	(37.9)	(17.3)

Other income (expense):
Interest income	1.4	1.9	3.3
Foreign exchange gain (loss)	0.5	(0.5)	(0.1)
Loss from equity investments	(1.2)	(0.7)	(0.6)
Realized loss on investments	—	—	(0.2)
Write-down of long-term strategic investments	—	(3.1)	(1.2)

Total other income (expense)	0.7	(2.4)	1.2

Income (loss) before income taxes and minority interest	2.0	(40.3)	(16.1)
Minority interest in subsidiary	—	—	—
Income (loss) before income taxes	2.0	(40.3)	(16.1)
Provision for income taxes	(0.8)	(0.5)	(1.3)

Net income (loss)	1.2%	(40.8)%	(17.4)%

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Revenues

We generate revenues from licensing the rights to our software products to end-users and, to a lesser extent, from sublicense fees from resellers. We also generate revenues from consulting, training and post-contract support, or maintenance, performed for customers who license our products.

Revenues from perpetual software license agreements are recognized as revenue when we have received a copy of an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is probable, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. We are notified of a sale by a reseller to the end user customer in the same period that the actual sale took place. We do not offer a right of return on sales of our software products.

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

Total Revenues.    Total revenues in 2004 were $91.0 million, which represented an increase of 4% from the $87.9 million of total revenues in 2003, which in turn, represented a 14% decrease from the $102.7 million of total revenues in 2002. Total revenues derived from North America of $63.6 million in 2004 represented an increase of 8% from the $58.7 million in 2003, which in turn, represented an 18% decrease from the $71.3 million in 2002. Total revenues derived from outside of North America of $27.4 million in 2004 represented a decrease of 6% from the $29.2 million in 2003, which in turn, represented a 7% decrease from the $31.4 million in 2002. The overall increase in total revenues in the 2004, when compared to 2003, was driven primarily by an improved closure rate for software transactions in the fourth quarter of 2004, particularly in North America. The improvement in North America was experienced mainly in the enterprise market, while extended government revenues in the United States also grew to $18.8 million in 2004, representing a 9% increase over 2003. However, we continued to see softness in the international market, resulting in a decline in revenues generated from outside of North America from 2003 to 2004. The overall decline in total revenues from 2002 to 2003 was driven primarily by a reduced closure rate for software deals, particularly in the United States. In 2003, the effect was felt most strongly in North America, due to the continued soft economic climate, which resulted in a decrease in extended government revenues in the United States from $23.3 million in 2002, to $17.2 million in 2003, or a 24% decrease. The decline was also felt in Canada, where 2002 included $4.4 million of revenues from software deliveries accounted for on a subscription basis relating to the Government of Canada Secure Channel project, the revenues from which were not fully replaced in 2003. The level of non-North American revenues has fluctuated from period to period, and this trend is expected to continue for the foreseeable future. The decline in the level of North American revenues, in 2003 and 2002, reflected the prolonged economic downturn experienced in this region and throughout the industry, with customers buying for their immediate needs, as opposed to buying total project or enterprise wide, in the tough economic market. In 2004, a single customer accounted for 10% of revenues, while no other customers accounted for 10% or more of revenues. In 2003 and 2002, no individual customer accounted for 10% or more of revenues. The United States and Canadian governments represented 26%, 26% and 25% of total revenues in 2004, 2003 and 2002, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 16%, 15% and 15% of total revenues in 2004, 2003 and 2002, respectively.

Product Revenues.    Product revenues of $29.3 million in 2004 represented a decrease of 5% from the $31.0 million in 2003, which in turn, represented a decrease of 31% from the $44.7 million in 2002. These revenues represented 32%, 35% and 44% of total revenues in 2004, 2003 and 2002, respectively. The decrease in product revenues in absolute dollars in 2004 and 2003 primarily reflected the changed buying patterns that we experienced during this period, with customers delaying purchases as a result of the soft economic climate internationally and concerns over the war in Iraq. New project purchases have remained subject to governmental budgetary constraints, particularly in the United States. In addition, the global downturn has had a significant impact on information technology projects, from 2001 through 2004, and the commitments that customers have made to expenditures in this area, with customers buying for their immediate needs, as opposed to buying for a total project or enterprise. Highlighting this trend, we had 232 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in 2004, down from 268 in 2003, or a 13% decrease, which in turn was down from 321 product revenue transactions in 2002, or a decrease of 17%. The impact on revenue from 2004 to 2003 was partially offset by the fact that the average product revenue transaction size increased from $102 thousand in 2003 to $103 thousand in 2004, or an increase of 1%. However, the average product revenue transaction size had decreased to $102 thousand in 2003, or a decrease of 20% from 2002. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues declined from 22% and 18% in 2002 and 2003, respectively to 16% in 2004. This decline reflects a lower volume of software product transactions representing greater than $1.0 million in product revenue in 2004 compared to 2003 and 2002. In addition, 2003 experienced a significant decrease in product revenues in Canada, compared to 2002, which included $4.4 million of revenues from software deliveries accounted for on a subscription basis relating to the Government of Canada Secure Channel project. These revenues have not been fully replaced. Product revenues as a percentage of total revenues decreased in 2004 compared to 2003 and 2002 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software, reflecting the shift from new project software spending to service driven deployment and maintenance.

Services and Maintenance Revenues.    Services and maintenance revenues of $61.7 million in 2004 represented an increase of 8% from the $56.9 million in 2003, which in turn, represented a decrease of 2% from the $58.0 million in 2002. These revenues represented 68%, 65% and 56% of total revenues in 2004, 2003 and 2002, respectively. The increase in services and maintenance revenues in 2004 compared to 2003 is due to strong demand for our architecture and deployment services, as well as significantly improved support and maintenance revenue. The improved revenues have been driven by increased professional services revenues of $3.4 million, primarily due to a $2.7 million growth in revenues in our Entrust CygnaCom division, and support and maintenance revenues, and related support contract renewals, which grew $1.3 million for 2004 when compared to 2003 partly due to the acquisition of Entrust Japan during the third quarter of 2004 and continue to be at the highest levels in our history. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. The decrease in services and maintenance revenues from 2002 to 2003 was due primarily to continued pressure on information technology services spending. However, the support revenues component of services and maintenance revenues, and related support contract renewals in 2003 continued to grow, representing a $4.1 million increase over 2002. This helped to offset the effect of the decline in spending of $5.1 million by customers on professional services in 2003, as compared to 2002. Consulting services revenues declined from $26.7 million in 2002 and $21.5 million in 2003. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in 2003 and 2004 in conjunction with partners, as our solutions are now easier to deploy and consequently, the demand for our consulting services relating to customer deployment and integration requirements has declined accordingly in these years. The increase in services and maintenance revenues as a percentage of total revenues in 2004 compared to 2003 and 2002 reflected the shift in the mix of revenues from product to services and maintenance revenues discussed in the previous section. This shift was largely due to the strength of demand for our services and maintenance business relative to the demand for software, with product revenues declining 5% year-over-year from 2003 to 2004 while services and maintenance revenues improved by 8%. Similarly, product revenues declining 31% year-over-year from 2002 to 2003 while services and maintenance revenues declined by only 2%.

Total Expenses

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative, impairment of purchased products rights and restructuring charges. Total expenses of $89.8 million in 2004 represented a decrease of 26% from $121.2 million in 2003. As a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by approximately $3.0 million in 2004, when compared to 2003, due to fluctuations in the exchange rate between the United States and Canadian dollars. The decrease from 2003 was due primarily to costs of $14.8 million associated with our May 2003 restructuring that we incurred in the second and third quarters of 2003, as well as the impact of cost savings associated with our May 2003 restructuring plan of approximately $17.7 million and the collection of two long outstanding receivables for which bad debt expense had been recorded in a previous year, which netted approximately $1.9 million reduction in selling and marketing expenses in 2004. As of December 31, 2004, we had 491 full-time employees globally, compared to 506 full-time employees at December 31, 2002. No employees are covered by collective bargaining agreements.

Cost of Revenues

Cost of Product Revenues.    Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $4.1 million in 2004, $5.3 million in 2003 and $5.3 million in 2002, representing 5%, 6% and 5% of total revenues for the respective years. While the cost of product revenues as a percentage of total revenues remained consistent year-over-year from 2002 through 2004, the decrease in cost of product revenues in absolute dollars from 2004 from 2003 was primarily due to improved efficiencies in our web server certificate business which led to savings of $0.2 million in 2004 and decreases in third-party royalties paid on older products of $1.0 million. The minimal net change in cost of product revenues in absolute dollars in 2003, compared to 2002 was the net result of lower software product revenues, offset by an increase in cost of product revenues in absolute dollars in 2003 from incremental third-party royalties. The $1.4 million increase in third-party royalties in 2003 from 2002 was primarily due to the first sales of our new secure identity management solution in the second half of 2003, which incorporates third party technology. This more than offset the $1.3 million decrease in third party royalties associated with the lower level of product revenues in 2003. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues.    Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $29.1 million in 2004, $29.8 million in 2003 and $32.1 million in 2002, representing 32%, 34% and 31% of total revenues for the respective years. Cost of services and maintenance revenues in absolute dollars for 2004 decreased when compared to 2003, due to the net effect of decreased costs associated with operating efficiencies and with our May 2003 restructuring, which together resulted in a $2.1 million reduction in the cost structure of our professional services team, despite improved revenue performance, offset by increased investment in our support and maintenance team and our Entrust CygnaCom services team of $1.4 million in 2004. The decrease in the cost of services and maintenance revenues in absolute dollars from 2002 to 2003 primarily reflected the decreased costs resulting from our May 2003 restructuring, which was intended to reduce our cost structure to reflect the lower levels of services and maintenance revenues experienced during 2003. These costs decreased $1.0 million in 2003 when compared to 2002 as a result of the lower level of services revenues, in addition to the savings of $2.8 million in 2003 resulting from actions taken in our restructuring. These decreases were offset by increased investment in our support and maintenance team of $1.5 million in 2003. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in 2004 compared to 2003 was largely due to the fact that we were able to grow services and maintenance revenues while not increasing our overall services and maintenance cost in 2004 and, in fact, decreasing these expenses in 2004 when compared to the prior year, through improved utilization of existing resources. The cost of services and maintenance revenues as a percentage of total revenues in 2004 decreased 4-percentage points due to this effect, compared to the same period of the previous year. However, this effect was partially offset by the lower product revenue performance, particularly as a result of the reduced closure rate for software transactions in the first nine months of 2004, and the shift in the mix of revenues from license to services and maintenance revenues compared to the same period of 2003, whereby services and maintenance revenues as a percentage of total revenues increased to 68% in 2004 from 65% in 2003. As the services and maintenance revenues represented the larger proportion of total revenues and increased more than total revenues, the cost of generating those services and maintenance revenues represented a much larger percentage when compared against total revenues. Without this effect, services and maintenance expenses would have decreased 2% in relation to total revenues for 2004 compared to the previous year. The increase in the cost of services and maintenance revenues as a percentage of total revenues in 2003 reflected the lower than expected software revenue performance in 2003, particularly as a result of the reduced closure rate for software transactions, and the shift in the mix of revenues from license to services and maintenance revenues during the year when compared to 2002, whereby services and maintenance revenues as a percentage of total revenues increased from 56% in 2002 to 65% in 2003.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 53% in 2004, 48% in 2003 and 45% in 2002. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues for 2004, compared to 2003, was primarily due to improved professional services revenues and operating efficiencies achieved in the form of higher productivity and utilization of available professional services resources, particularly in North America, meaning lower relative costs associated with professional services in light of these improved revenues, which resulted in higher margin attainment by our professional services team. These increases in professional services revenues accounted for a seven-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for 2004, when compared to 2003. However, support and maintenance margins declined for 2004 due to the significant investment made in this team early in 2004 to ensure continued quality of service and the unfavorable impact of the exchange rate between the Canadian and U.S. dollar, which resulted in an offsetting two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues, compared to the previous year. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues in 2003, compared to 2002, was primarily due to improved support revenues and support contract renewals, which continue to be at the highest levels in our history, and resulted in higher margin attainment by the support and maintenance team. These increases in support and maintenance revenues accounted for a five-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues in 2003 when compared to 2002. However, professional services margins declined, which resulted in an offsetting two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues in 2003, compared to 2002. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses

Operating Expenses—Sales and Marketing

Sales and marketing expenses decreased to $26.3 million in 2004 from $35.0 million in 2003 and $44.1 million in 2002, representing 29%, 40% and 43% of total revenues in the respective years. The decrease in sales and marketing expenses in absolute dollars in 2004 from 2003 was mainly due to the continued management discipline with respect to spending, savings achieved as a result of our May 2003 restructuring and corresponding reduction in headcount and marketing programs, which resulted in savings of $6.8 million, and the collection of two long outstanding receivables, which netted an approximate $1.9 million reduction in selling and marketing expenses in 2004, as a result of the corresponding reduction in the provision for aged receivables. The decrease in absolute dollars from 2002 to 2003 was primarily the result of management’s focus on spending discipline, which resulted in savings of $3.5 million in 2003, in addition to expense reductions as a result of our May 2003 restructuring plan of $3.9 million. This was partially offset by a $1.0 million bad debt charge recorded in the second quarter of 2003. The decrease in sales and marketing expenses as a percentage of total revenues for 2004, compared to 2003, reflected the effect of cost savings realized through our May 2003 restructuring and reduced spending through efficiencies and discipline implemented in our sales processes, which decreased sales and marketing expenses as a percentage of total revenues by eight-percentage, and a two-percentage point decrease due to the bad debt recovery. In addition, these savings were complemented by a one-percentage point decrease in sales and marketing expenses as a percentage of total revenues for 2004, due to improved revenue achievement compared to 2003. The decrease in sales and marketing expenses as a percentage of total revenues for 2003, compared to 2002, was the net effect of the savings realized through our May 2003 restructuring and through reduced spending, which decreased sales and marketing expenses as a percentage of total revenues by nine-percentage points, offset by a six-percentage point increase as a result of lower revenue achievement during 2003 compared to 2002. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During 2004, the allowance for doubtful accounts decreased $3.0 million to $1.0 million primarily as a result of a reduction in the allowance because of the significant improvement in our accounts receivable aging in 2004 and collection of two long outstanding receivables. During the first quarter of 2004, the allowance for doubtful accounts decreased to $2.0 million primarily due to the settlement of a long outstanding receivable discussed above, which had been fully provided for in fiscal 2001. As a result, we recorded a net bad debt recovery of $1.3 million in the first quarter of 2004, after providing for the settlement costs related to the recovered bad debt and recording a provision for other aged receivables. In addition, the allowance was reduced for a second bad debt recovery during 2004 of $0.6 million and $0.4 million for the write-off of uncollectible accounts. During 2003, the allowance for doubtful accounts increased by $1.0 million to $4.0 million, with the increase being recorded as a bad debt expense in the second quarter of 2003. The increase related to one particular customer receivable balance, and is not indicative of an overall decline in the quality of our accounts receivable. Generally, we experienced effective cash collections throughout 2003 and 2004.

Operating Expenses—Research and Development

Research and development expenses decreased to $17.3 million in 2004 from $22.6 million in 2003 and $24.2 million in 2002, representing 19%, 26% and 24% of total revenues in the respective years. The decrease in research and development expenses in absolute dollars for 2004, compared to 2003, was mainly due to the continued management discipline in spending and savings achieved as a result of our May 2003 restructuring, which reduced expenses in this area by approximately $5.6 million in 2004, despite an increase in the cost base due to foreign exchange rate fluctuations between Canada and the United States. This decrease for 2004 was partially offset by increased compensation costs associated with our corporate bonus plan of approximately $0.3 million recorded in the first quarter of 2004. Research and development expenses in absolute dollars for 2003 declined only slightly from 2002. This was the net result of increased costs of $1.8 million in 2003 from costs associated with foreign exchange rate fluctuations between Canada, where the majority of these costs are incurred, and the United States, offset by the effects of the implementation of our May 2003 restructuring, which resulted in $4.1 million of savings in 2003. In addition, we incurred increased compensation costs of $0.7 million in the second half of 2003, compared to the same period of 2002, related to the existing research and development staff. Research and development expenses as a percentage of total revenues for 2004 decreased compared to 2003, mainly due to a six-percentage point decrease in spending in this area, as a result of the May 2003 restructuring. This effect was augmented by the improved revenue achievement in 2004, which accounted for a one-percentage point decrease in these expenses as a percentage of total revenues in 2004 compared to 2003. Research and development expenses as a percentage of total revenues for 2003 increased compared to 2002, mainly due to the lower-than-expected license revenues during the year, while these costs were largely fixed at spending levels based upon higher budgeted revenues, which represented a four-percentage point increase. This was offset by a two-percentage point decrease in research and development expenses as a percentage of total revenues from reduced spending as a result of the May 2003 restructuring. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $12.6 million in 2004 from $13.1 million in 2003 and decreased from $14.8 million in 2002, representing 14%, 15% and 14% of total revenues in the respective years. The decline in general and administrative expenses in absolute dollars in 2004 compared to 2003 was due to net effect of continued management discipline in this area, with savings of $0.6 million in 2004, and the implementation of our restructuring plan in May 2003, which resulted in reduced spending of $0.9 million for 2004, offset by increased costs associated with Entrust Japan of $0.3 million in the second half of 2004 and increased compensation costs associated with the corporate bonus plan of $0.7 million recorded in the first quarter of 2004. General and administrative expenses in absolute dollars decreased from 2002 to 2003, due mainly to management’s focus on reducing spending in these areas, which meant savings of $0.3 million, and the implementation of our restructuring plan in the second quarter of 2003, which resulted in reduced spending of $1.4 million in 2003, compared to 2002. General and administrative expenses as a percentage of total revenues for 2004 was consistent with 2003, largely due to the reduced spending that resulted from our May 2003 restructuring, which translated into a two-percentage point decrease, which was offset by a one-percentage point increase due to the increased costs related to the bonus plan in the first quarter of 2004 and Entrust Japan in the last half of 2004. General and administrative expenses as a percentage of total revenues have remained relatively flat from 2002 to 2003, despite the reduction of spending in this area, due to the lower revenue achievement during 2003, and the fact that these expenses include a high degree of fixed costs. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Impairment of Purchased Product Rights

Amortization of purchased product rights was $384 thousand for 2004, related to the acquisition of certain business assets from AmikaNow during the year. This expense was recorded as a component of cost of revenues.

As a result of actions undertaken in the restructuring in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired in 2000 from enCommerce, Inc. (“enCommerce”). Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, we recorded an impairment charge in the second quarter of 2003 related to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value. Amortization of purchased product rights in connection with the enCommerce acquisition of $568 thousand and $1.1 million was expensed in 2003 and 2002, respectively. This expense was recorded as a component of cost of revenues in the respective years.

Restructuring Charges and Adjustments

May 2003 Restructuring Plan

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

June 2001 Restructuring Plan

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

An adjustment to reduce the accrued restructuring charges for the June 2001 restructuring plan by $1.1 million was made during the second quarter of 2002 to reflect savings realized as a result of the successful completion of certain contractual obligations in a cost-effective manner.

No further adjustments were required in 2004. The restructuring plan announced on June 4, 2001 was completed by June 2002. No further charges are anticipated. However, actual results could vary from the currently recorded estimates.

Write-down of Long-term Strategic Investments

During 2002, we recorded impairments of $1.2 million. These impairments were related to our investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001. One investment was impaired due to an other than temporary decline in value that was triggered by a significant impact of foreign currency exchange rates on the investee company.

We recorded a non-cash charge in 2003 related to the impairment of a long-term strategic investment made in Brazil in fiscal 2000. Due to a decline in market conditions and a restructuring of the investee by its management, we concluded that the investment had suffered an other than temporary decline in fair value as determined by third party market transactions, and as such, we recorded an impairment in the second quarter of 2003 of $2.8 million. As a result, as of December 31, 2003 we had no remaining balance of long-term strategic investments.

Interest Income

Interest income decreased to $1.3 million in 2004 from $1.7 million in 2003 and $3.3 million in 2002, representing 1%, 2% and 3% of total revenues in the respective years. The decrease in investment income from

2002 through 2004, reflected the reduced balance of funds invested, as these amounts have been drawn down to fund cash flow from operations, stock repurchases and cash used in the acquisition of Entrust Japan and certain assets from AmikaNow!. The funds invested decreased to $99.3 million at December 31, 2004 from $104.7 million and $131.4 million at December 31, 2003 and 2002, respectively. In addition, the decrease was due to the lower interest rates that have been available in 2004 and 2003, compared to the preceding years. In 2004 and 2003, the rate of return on our marketable investments dropped to approximately 1% compared to our historical rate of return of just approximately 4% on an annualized basis.

Loss from Equity Investments

We recorded $551 thousand of losses related to our investment in Entrust Japan for 2004, compared to $603 thousand and $602 thousand for 2003 and 2002, respectively. This investment was accounted for under the equity method of accounting for investments in common stock until acquisition on September 13, 2004, since we had the potential to significantly influence the operations and management of Entrust Japan. These losses represent our share of the operating losses of Entrust Japan for 2004 and 2003 on an equity accounting basis, based on an approximate 37% ownership interest in the voting capital of Entrust Japan up to the date of acquisition. The losses recorded in 2002 represent our share of the operating losses of Entrust Japan for 2002, based on an approximate 7% and 37% ownership interest in the voting capital of Entrust Japan in the first and remaining quarters of 2002, respectively. We included our share of post-acquisition losses of Entrust Japan on the step-by-step acquisition method in our consolidated losses for 2002, and accordingly, included our share of Entrust Japan’s first quarter operating losses, in addition to our share of their second, third and fourth quarter losses, in our 2002 operating results.

In addition, we recorded $193 thousand of losses related to our investment in Ohana for 2004. We began accounting for this investment under the equity method of accounting for investments in common stock in the third quarter of 2004, since we had the potential to significantly influence the operations and management of Ohana.

We also recorded $367 thousand of losses related to our investment in Asia Digital Media for 2004. We began accounting for this investment under the equity method of accounting for investments in common stock in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Provision for Income Taxes

We recorded an income tax provision of $687 thousand in 2004, compared to $441 thousand in 2003 and $1.4 million in 2002. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments and purchased product rights, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the two-year period ended December 31, 2004, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$10,911	$6,495	$4,645	$7,244	$8,479	$5,788	$8,948	$7,759
Services and maintenance	16,180	14,843	14,874	15,765	15,233	14,250	13,492	13,945

Total revenues	27,091	21,338	19,519	23,009	23,712	20,038	22,440	21,704

Cost of revenues:
Product	1,184	838	1,310	817	1,531	1,273	1,369	1,168
Services and maintenance	7,632	6,637	7,183	7,653	7,450	7,534	7,300	7,541
Amortization of purchased product rights	197	164	23	—	—	—	284	284

Total cost of revenues	9,013	7,639	8,516	8,470	8,981	8,807	8,953	8,993

Gross profit	18,078	13,699	11,003	14,539	14,731	11,231	13,487	12,711

Operating expenses:
Sales and marketing	7,730	5,757	6,430	6,405	7,246	8,758	10,354	8,627
Research and development	4,406	3,944	4,282	4,634	4,384	5,953	6,319	5,910
General and administrative	2,776	3,305	3,156	3,332	3,070	3,223	3,436	3,414
Impairment of purchased product rights	—	—	—	—	—	—	1,134	—
Restructuring charges and adjustments	—	—	—	—	—	2,233	11,390	—

Total operating expenses	14,912	13,006	13,868	14,371	14,700	20,167	32,633	17,951

Income (loss) from operations	3,166	693	(2,865)	168	31	(8,936)	(19,146)	(5,240)
Other income (expense):
Interest income	377	359	281	264	271	377	502	530
Foreign exchange gain (loss)	(11)	(118)	133	425	(59)	(92)	(239)	(41)
Loss from equity investments	(438)	(296)	(168)	(209)	(153)	(212)	(133)	(105)
Write-down of long-term strategic investments	—	—	—	—	—	—	(2,780)	—

Total other income (expense)	(72)	(55)	246	480	59	73	(2,650)	384

Income (loss) before income taxes and minority interest	3,094	638	(2,619)	648	90	(8,863)	(21,796)	(4,856)
Minority interest in subsidiary	6	(2)	—	—	—	—	—	—
Income (loss) before income taxes	3,100	636	(2,619)	648	90	(8,863)	(21,796)	(4,856)
Provision for income taxes	(481)	(143)	66	(129)	(30)	(91)	(146)	(174)

Net income (loss)	$2,619	$493	$(2,553)	$519	$60	$(8,954)	$(21,942)	$(5,030)

Net income (loss) per share:
Basic	$0.04	$0.01	$(0.04)	$0.01	$0.00	$(0.14)	$(0.35)	$(0.08)

Diluted	$0.04	$0.01	$(0.04)	$0.01	$0.00	$(0.14)	$(0.35)	$(0.08)

Weighted average common shares used in per share computation:
Basic	62,492	62,684	63,147	63,582	63,551	63,407	63,401	63,994

Diluted	63,262	62,932	63,147	65,695	65,562	63,407	63,401	63,994

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Quarter Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Statement of Operations Data:
Revenues:
Product	40.3%	30.4%	23.8%	31.5%	35.8%	28.9%	39.9%	35.7%
Services and maintenance	59.7	69.6	76.2	68.5	64.2	71.1	60.1	64.3

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	4.4	3.9	6.7	3.5	6.5	6.4	6.1	5.4
Services and maintenance	28.2	31.1	36.8	33.3	31.4	37.6	32.5	34.7
Amortization of purchased product rights	0.7	0.8	0.1	—	—	—	1.3	1.3

Total cost of revenues	33.3	35.8	43.6	36.8	37.9	44.0	39.9	41.4

Gross profit	66.7	64.2	56.4	63.2	62.1	56.0	60.1	58.6

Operating expenses:
Sales and marketing	28.5	27.0	32.9	27.9	30.6	43.7	46.1	39.8
Research and development	16.3	18.5	21.9	20.1	18.5	29.7	28.1	27.2
General and administrative	10.2	15.5	16.2	14.5	12.9	16.1	15.3	15.7
Impairment of purchased product rights	—	—	—	—	—	—	5.1	—
Restructuring charges and adjustments	—	—	—	—	—	11.1	50.8	—

Total operating expenses	55.0	61.0	71.0	62.5	62.0	100.6	145.4	82.7

Income (loss) from operations	11.7	3.2	(14.6)	0.7	0.1	(44.6)	(85.3)	(24.1)

Other income (expense):
Interest income	1.4	1.7	1.4	1.2	1.1	1.9	2.2	2.4
Foreign exchange gain (loss)	—	(0.5)	0.7	1.8	(0.2)	(0.5)	(1.0)	(0.2)
Loss from equity investments	(1.6)	(1.4)	(0.9)	(0.9)	(0.6)	(1.0)	(0.6)	(0.5)
Write-down of long-term strategic investments	—	—	—	—	—	—	(12.4)	—

Total other income (expense)	(0.2)	(0.2)	1.2	2.1	0.3	0.4	(11.8)	1.7

Income (loss) before income taxes and minority interest	11.5	3.0	(13.4)	2.8	0.4	(44.2)	(97.1)	(22.4)
Minority interest in subsidiary	—	—	—	—	—	—	—	—
Income (loss) before income taxes	11.5	3.0	(13.4)	2.8	0.4	(44.2)	(97.1)	(22.4)
Provision for income taxes	(1.8)	(0.7)	0.3	(0.5)	(0.1)	(0.5)	(0.7)	(0.8)

Net income (loss)	9.7%	2.3%	(13.1)%	2.3%	0.3%	(44.7)%	(97.8)%	(23.2)%

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $9.6 million from operating activities during 2004. This cash inflow was primarily a result of a net income before non-cash charges of $5.7 million, a decrease in accounts receivable of $5.3 million and an increase in deferred revenue of $5.4 million, partially offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $1.5 million and an decrease in accrued restructuring charges of $5.3 million. Our average days sales outstanding at December 31, 2004 was 54 days, which represents a decrease from the 71 days that we reported at December 31, 2003. The overall decrease in days sales outstanding from December 31, 2003 was mainly due to significantly improved in-quarter collections during the fourth quarter of 2004, and strong overall collection efforts during the year, offset by the decrease in allowance for doubtful accounts from the previous year. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During 2004, we used $5.6 million of cash in investing activities, primarily due to cash of $2.7 million invested in the acquisition of intellectual property and certain other assets from AmikaNow, $0.8 million in the acquisition of Entrust Japan and $3.9 million in the ADML Holdco and Asia Digital Media equity investments. In addition, we invested $1.5 million of cash in property and equipment, primarily for computer hardware upgrades throughout our organization, and $0.5 in other long-term assets related to capitalized software development costs. This cash outflow was partially offset by reductions in our marketable investments, which provided cash in the amount of $3.8 million (net of $73.0 million of marketable investment purchases).

We used cash of $6.4 million for financing activities in 2004, primarily for the repurchase of our Common stock in the amount of $7.3 million, offset by cash provided by the exercise of employee stock options and the sale of shares under our employee stock purchase plan.

As of December 31, 2004, our cash, cash equivalents and marketable investments in the amount of $99.3 million provided our principal sources of liquidity. Overall, we used $5.4 million from our cash, cash equivalents and marketable investments in 2004. Although we continue to target operating breakeven, based on sustaining current revenue and operating expense structures, we estimate that we will continue to use cash in fiscal 2005 to satisfy the obligations provided for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7.0 million shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our Board of Directors, in open market, negotiated or block transactions. In July 2003, we announced that our Board of Directors had agreed to extend the expiry date of the stock repurchase program to September 1, 2004 and to permit the purchase of up to 7,000,000 shares of the Company’s common stock in addition to the 2,229,200 shares already purchased up to that time. In August 2004, we announced that our Board of Directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of our common stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. Since the announcement of the program in 2002, we have repurchased 3,890,640 shares of Common stock for an aggregate purchase price of $13.2 million, of which 1,661,440 shares were repurchased during 2004, at an aggregate purchase price of $7.3 million.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $30.1 million of accrued restructuring charges at December 31, 2004 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $21.7 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Other significant contractual obligations or commitments that were not recorded in our financial statements are listed below. A summary of our contractual commitments at December 31, 2004 is as follows:

	As of December 31, 2004 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$23,462	$4,292	$8,164	$6,702	$4,304
Operating lease obligations – restructured facilities	38,742	6,053	12,440	12,856	7,393
Guaranteed payments to AmikaNow!	1,345	194	1,151	—	—
Other contractual obligations	750	750	—	—	—

Total	$64,299	$11,289	$21,755	$19,558	$11,697

In addition to the lease commitments included above, we have provided letters of credit totaling $9.4 million as security deposits in connection with certain office leases.

In August 2004, we signed a Distribution Agreement with Pointsec Mobile Technologies (“Pointsec”) to jointly develop and market data security products designed to protect information in laptop, desktop, PDA and server environments. Under this agreement, we have committed to certain payments to Pointsec totaling $1.5 million, of which $750 thousand remains and is due as follows: $500 thousand in the first quarter of 2005 and $250 thousand in the second quarter of 2005.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

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

A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot maintain or replace these customer relationships, and a significant percentage of our accounts receivable.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2004, 2003 and 2002, our three largest customers accounted for 32%, 29% and 18% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting for 31% of gross accounts receivable at December 31, 2004, compared to 45% of gross accounts receivable at December 31, 2003. One customer accounted for 10% of net accounts receivable at December 31, 2004. As of December 31, 2004, the total accounts receivable is $16.2 million, net of an allowance for doubtful accounts of $1.0 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 24% of our software revenue in 2004 and 45% of software revenue in 2003. The U.S. and Canadian governments represented 17% and 9% of total revenues, respectively, in 2004, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

We have invested in several privately held companies, including Asia Digital Media. Most of these companies are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in relevant markets, we could lose all or substantially all of our investments in these companies, which would have an adverse effect on our business financial condition and results of operations.

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

Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations, including the separation of our headquarters in Addison, Texas, from our research and development facilities in Ottawa, Canada, and Santa Clara, California, from our European headquarters in Reading, United Kingdom and from our operations in Tokyo, Japan, may make it more difficult to manage our growth.

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

We rely on partners to integrate our products with their products or to maintain adherence to industry standards so that our products will be able to work with them to provide enhanced security attributes. For example, our ability to provide digital signatures on Adobe forms is dependent upon Adobe continuing to allow Entrust to have access to their private Application Programming Interfaces in future releases. In addition, we have resale relationships with companies such as Critical Path, Pointsec and Sun Microsystems/Waveset. Inability to maintain these relationships could have a material adverse effect on our results of operations.

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $29.8 million at December 31, 2004, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $1.2 million at December 31, 2004, could have a material effect on our reported results.

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

In total we have invested $3.5 million in cash and $1.3 million in-kind in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity of ADML Holdco. Joint ventures have additional risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions. The success of Asia Digital Media depends in large part on conditions in the Chinese market and receipt of approvals required to export into China and conduct business there.

Also, another outbreak of SARS or some similarly contagious disease in the region could have an impact on our ability to travel to, and work with, customers in the region. These restrictions could affect our ability to transact business in the region.

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

The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 2004 and 2003, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	December 31, 2004				December 31, 2003
	Maturity				Maturity
	Within 3 Months	3-6 Months	6-12 Months	>12 Months	Within 3 Months	3-6 Months	6-12 Months	>12 Months
	(in thousands)
Investments classified as cash and cash equivalents	$22,002	$—	$—	$—	$27,699	$—	$—	$—
Investments classified as held to maturity marketable investments	39,153	11,490	10,400	1,951	22,863	5,722	25,801	12,379

Total amortized cost	$61,155	$11,490	$10,400	$1,951	$50,562	$5,722	$25,801	$12,379

Fair Value	$61,147	$11,467	$10,373	$1,929	$50,576	$5,722	$25,872	$12,373

We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. As a result, we believe that our exposure to market risk related to interest rates is minimal. Our financial instrument holdings at year-end were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In this sensitivity analysis, we used the same change in interest rate for all maturities. All other factors were held constant. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be immaterial.

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.3 million in 2004, when compared to 2003, due to fluctuations in the exchange rate between the United States and Canadian dollars.

During the fourth quarter of 2004, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $7.3 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past December 31, 2004. Similarly, the Company has engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $8.7 million of expenses denominated in Canadian dollars in the first quarter of 2005.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic equity investments as of December 31, 2004 and 2003.

In total we have invested $3.5 million cash and $1.3 million in-kind in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity in ADML Holdco.

Asia Digital Media is a company in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to develop any commercial product or service offerings. If no such offerings are developed, we could lose all or substantially all of our investment in these companies. Even if such offerings are developed, if the demand for these products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in this company or that the remaining balance of the equity investment of $4.0 million at December 31, 2004 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Asia Digital Media. To date, we have not recorded any impairment in connection with our investments in ADML Holdco and Asia Digital Media.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the reports of Grant Thornton LLP, Ernst & Young LLP and Deloitte & Touche LLP, independent registered public accounting firms, are set forth in the Index to Consolidated Financial Statements at Item 15 and incorporated herein by this reference.

Our “Quarterly Results of Operations” set forth in Item 7 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2004, the Audit Committee of the Board of Directors of the Company voted to dismiss Ernst & Young LLP (“E&Y”) as the Company’s independent certifying public accountant, effective upon the filing of the Company’s quarterly report on Form 10-Q for the first quarter ended March 31, 2004.

E&Y’s report on the Company’s consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2003 and the subsequent interim period prior to E&Y’s dismissal, (1) there was no disagreement between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to E&Y’s satisfaction, would have caused the auditors to make reference to the subject matter of the disagreement in connection with any report issued by them, and (2) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged the accounting firm of Grant Thornton LLP (“Grant Thornton”) on May 6, 2004 as the principal accountant to audit the Company’s consolidated financial statements for the year ending December 31, 2004. During the years ended December 31, 2002 and 2003 and the subsequent interim period prior to the engagement of Grant Thornton, the Company did not consult with Grant Thornton regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was the subject of a disagreement or reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K with the Company’s former accountant.

On March 18, 2003, our Audit Committee voted to dismiss Deloitte & Touche LLP (“D&T”) as the Company’s independent certifying public accountant. The decision to change accountants was approved by our Audit Committee in connection with the Committee’s solicitation of bids for the Company’s audit engagement.

D&T’s report on the Company’s consolidated financial statements for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: as to 2002, D&T’s report included an explanatory paragraph regarding the Company’s accounting change required by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

During the year ended December 31, 2002 and the subsequent interim period prior to D&T’s dismissal, (1) there was no disagreement between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to D&T’s satisfaction, would have caused the auditors to make reference to the subject matter of the disagreement in connection with any report issued by them, and (2) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged the accounting firm of E&Y on March 25, 2003 as the principal accountant to audit the Company’s consolidated financial statements for the year ending December 31, 2003. E&Y replaced D&T, whose services were terminated on March 18, 2003. During the years ended December 31, 2001 and 2002 and the subsequent interim period prior to the engagement of E&Y, the Company did not consult with E&Y regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was the subject of a disagreement or reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K with the Company’s former accountant.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 15 of this Annual Report on Form 10-K and incorporated herein by this reference.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements and Management’s Report on Internal Control over Financial Reporting. The following consolidated financial statements of Entrust, Inc. and the report of the management of Entrust, Inc. on internal control over financial reporting are filed as part of this Form 10-K on the pages indicated:

Page
ENTRUST, INC.

	Management’s Report on Internal Control over Financial Reporting	F-1

	Reports of Independent Registered Public Accounting Firm—Grant Thornton LLP	F-2

	Report of Independent Registered Public Accounting Firm—Ernst & Young LLP	F-4

	Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	F-5

	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-6

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-7

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	F-8

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-9

	Notes to Consolidated Financial Statements	F-10

2.	Financial Statement Schedule. Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed on the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

ENTRUST, INC. (Registrant)

By:	/s/ F. WILLIAM CONNER
F. William Conner President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2005.

Signature	Title

/s/ F. WILLIAM CONNER F. William Conner	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ DAVID J. WAGNER David J. Wagner	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BUTLER C. DERRICK, JR. Butler C. Derrick, Jr.	Director

/s/ ANTHONY E. HWANG Anthony E. Hwang	Director

/s/ JERRY C. JONES Jerry C. Jones	Director

/s/ ANDREW PINDER Andrew Pinder	Director

/s/ MICHAEL P. RESSNER Michael P. Ressner	Director

/s/ DOUGLAS SCHLOSS Douglas Schloss	Director

Management’s Report on Internal Control over Financial Reporting

Management of Entrust, Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2004 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Entrust, Inc.

We have audited the accompanying consolidated balance sheet of Entrust, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entrust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on both management’s assessment of Entrust, Inc.’s control over financial reporting and on the effectiveness of Entrust, Inc.’s internal control.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Entrust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Entrust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Entrust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Entrust, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Entrust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Entrust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Entrust, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Entrust, Inc.:

We have audited the accompanying consolidated balance sheet of Entrust, Inc. as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust, Inc. at December 31, 2003 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Dallas, Texas

February 27, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Entrust, Inc.:

We have audited the consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of Entrust, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations of Entrust, Inc. and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2003

ENTRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$36,325	$37,903
Short-term marketable investments	61,043	54,386
Accounts receivable (net of allowance for doubtful accounts of $988 in 2004 and $4,032 in 2003)	16,203	18,771
Other receivables	461	1,121
Prepaid expenses	3,371	2,859

Total current assets	117,403	115,040
Long-term marketable investments	1,951	12,379
Property and equipment, net	5,168	7,678
Purchased product rights and purchased non-contractual customer relationships, net	2,887	—
Goodwill, net	12,713	11,186
Long-term equity investments	4,028	660
Other long-term assets, net	1,733	1,809

Total assets	$145,883	$148,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,544	$6,192
Accrued liabilities	7,850	9,619
Accrued restructuring charges, current portion	3,870	35,426
Deferred revenue	22,975	16,615

Total current liabilities	42,239	67,852
Accrued restructuring charges, long-term portion	26,220	—
Other long-term liabilities	1,426	228

Total liabilities	69,885	68,080

Minority interest in subsidiary	4	—

Shareholders’ equity:
Common stock, par value $0.01 per share; 62,339,829 and 63,593,188 issued and outstanding shares at December 31, 2004 and 2003, respectively	623	636
Additional paid-in capital	773,027	779,339
Unearned compensation	(84)	(51)
Accumulated deficit	(698,290)	(699,368)
Accumulated other comprehensive income	718	116

Total shareholders’ equity	75,994	80,672

Total liabilities and shareholders’ equity	$145,883	$148,752

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product	$29,295	$30,974	$44,734
Services and maintenance	61,662	56,920	58,013

Total revenues	90,957	87,894	102,747

Cost of revenues:
Product	4,149	5,341	5,281
Services and maintenance	29,105	29,825	32,073
Amortization of purchased product rights	384	568	1,136

Total cost of revenues	33,638	35,734	38,490

Gross profit	57,319	52,160	64,257

Operating expenses:
Sales and marketing	26,322	34,985	44,128
Research and development	17,266	22,566	24,151
General and administrative	12,569	13,143	14,840
Impairment of purchased product rights	—	1,134	—
Restructuring charges and adjustments	—	13,623	(1,079)

Total operating expenses	56,157	85,451	82,040

Income (loss) from operations	1,162	(33,291)	(17,783)

Other income (expense):
Interest income	1,281	1,680	3,346
Foreign exchange gain (loss)	429	(431)	(72)
Loss from equity investments	(1,111)	(603)	(602)
Realized loss on investments	—	—	(220)
Write-down of long-term strategic investments	—	(2,780)	(1,238)

Total other income (expense)	599	(2,134)	1,214

Income (loss) before income taxes and minority interest	1,761	(35,425)	(16,569)
Minority interest in subsidiary	4	—	—

Income (loss) before income taxes	1,765	(35,425)	(16,569)
Provision for income taxes	687	441	1,350

Net income (loss)	$1,078	$(35,866)	$(17,919)

Net income (loss) per share:
Basic	$0.02	$(0.56)	$(0.28)
Diluted	$0.02	$(0.56)	$(0.28)
Weighted average common shares used in per share computations:
Basic	62,976,281	63,587,894	64,946,246
Diluted	64,201,815	63,587,894	64,946,246

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances at January 1, 2002	64,432,052	$645	$781,879	$(100)	$(645,583)	$(1,389)		$135,452
Unearned compensation related to non-employee stock options granted	—	—	18	(18)	—	—		—
Unearned compensation amortized	—	—	—	79	—	—		79
Common shares issued:
Stock option exercises	541,320	5	1,145	—	—	—		1,150
Employee Stock Purchase Plan	290,657	3	935	—	—	—		938
Executive Stock Option Exchange and special recognition	18,470	—	103	—	—	—		103
Common shares repurchased and retired	(790,865)	(8)	(2,238)	—	—	—		(2,246)
Comprehensive income (loss):
Net loss	—	—	—	—	(17,919)	—	$(17,919)	(17,919)
Change in unrealized loss on investments, net of reclassification adjustment	—	—	—	—	—	220	220	220
Translation adjustment	—	—	—	—	—	88	88	88

Total comprehensive loss							$(17,611)

Balances at December 31, 2002	64,491,634	645	781,842	(39)	(663,502)	(1,081)		117,865
Unearned compensation related to non-employee stock options granted	—	—	(25)	25	—	—		—
Unearned compensation amortized	—	—	—	88	—	—		88
Common shares issued:
Stock option exercises	331,063	3	688	—	—	—		691
Employee Stock Purchase Plan	173,891	2	386	—	—	—		388
Stock awards and restricted stock	40,800	—	125	(125)	—	—		—
Common shares repurchased and retired	(1,444,200)	(14)	(3,677)	—	—	—		(3,691)
Comprehensive income (loss):
Net loss	—	—	—	—	(35,866)	—	$(35,866)	(35,866)
Translation adjustment	—	—	—	—	—	1,197	1,197	1,197

Total comprehensive loss							$(34,669)

Balances at December 31, 2003	63,593,188	636	779,339	(51)	(699,368)	116		80,672
Unearned compensation amortized	—	—	—	64	—	—		64
Common shares issued:
Stock option exercises	379,831	4	828	—	—	—		832
Stock awards and restricted stock	28,250	—	97	(97)	—	—		—
Common shares repurchased and retired	(1,661,440)	(17)	(7,237)	—	—	—		(7,254)
Comprehensive income:
Net income	—	—	—	—	1,078	—	$1,078	1,078
Translation adjustment	—	—	—	—	—	602	602	602

Total comprehensive income							$1,680

Balances at December 31, 2004	62,339,829	$623	$773,027	$(84)	$(698,290)	$718		$75,994

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$1,078	$(35,866)	$(17,919)
Non-cash items in income (loss):
Depreciation and amortization	5,386	8,137	8,266
Unearned compensation amortized	64	88	79
Loss from equity investments	1,111	603	602
Loss on disposition of short-term marketable investments	—	—	220
Provision for (reduction in) allowance for doubtful accounts	(1,936)	1,002	—
Impairment of purchased product rights	—	1,134	—
Write-down of long-term strategic investments	—	2,780	1,238
Minority interest in subsidiary	(4)	—	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,322	3,274	1,408
(Increase) decrease in other receivables	12	(71)	670
(Increase) decrease in prepaid expenses	(8)	591	32
(Increase) decrease in accounts payable	907	(4,943)	(2,589)
Decrease in accrued liabilities	(2,416)	(441)	(4,205)
Increase (decrease) in accrued restructuring charges	(5,336)	2,260	(13,822)
Increase (decrease) in deferred revenue	5,426	544	(1,391)

Net cash provided by (used in) operating activities	9,606	(20,908)	(27,411)

Investing activities:
Purchases of marketable investments	(73,040)	(225,724)	(310,556)
Maturities of marketable investments	76,811	258,362	328,479
Purchases of property and equipment	(1,526)	(1,476)	(2,050)
Increase in long-term equity investments	(3,938)	—	(957)
Decrease in long-term strategic investments	—	—	63
Proceeds on disposition of long-term strategic investments	—	78	—
Increase in other long-term assets	(459)	(849)	(562)
Purchase of businesses, net of cash acquired	(3,480)	—	—

Net cash provided by (used in) investing activities	(5,632)	30,391	14,417

Financing activities:
Repayment of long-term liabilities	—	(43)	(265)
Repurchase of common stock	(7,254)	(3,691)	(2,246)
Increase in long term liabilities	12	—	—
Proceeds from exercise of stock options and sale of shares under employee stock purchase plan	832	1,079	2,191

Net cash used in financing activities	(6,410)	(2,655)	(320)

Effect of exchange rate changes on cash	858	(968)	90

Net increase (decrease) in cash and cash equivalents	(1,578)	5,860	(13,224)
Cash and cash equivalents at beginning of year	37,903	32,043	45,267

Cash and cash equivalents at end of year	$36,325	$37,903	$32,043

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

1.    Company Background

Entrust, Inc. and subsidiaries (the “Company”) is a global provider of software that secures digital identities and information. Over 1,400 enterprises and government agencies in more than 50 countries use Entrust solutions to help secure the digital lives of their citizens, customers, employees and partners. The Company’s software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities.

2.    Significant Accounting Policies

(a)    Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Entrust Limited in Canada, Entrust (Europe) Limited and enCommerce Limited in the U.K., Entrust GmbH in Germany, Entrust Technologies (Switzerland) GmbH in Switzerland, CygnaCom Solutions, Inc. (“CygnaCom”) and enCommerce, Inc. (“enCommerce”) in the U.S., Entrust s.a.r.l. in France, Entrust (China) Limited in Hong Kong and its majority-owned subsidiary, Entrust Japan Co., Ltd. in Japan. All significant intercompany transactions and accounts are eliminated upon consolidation. During 2004, the Company dissolved its r 3 Security Engineering AG subsidiary.

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

The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, the United Kingdom, the European Union and Japan. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Management periodically reviews the potential financial impact of foreign currency risk and the Company will use derivative financial instruments to reduce foreign currency exposures when it believes that the Company is subject to significant potential losses. The Company does not use derivative financial products for speculative purposes. There were no foreign currency instruments in place at December 31, 2004. In January 2005, the Company entered into forward contracts for the purchase of $8.7 million Canadian dollars in order to mitigate foreign currency exposures related to its Canadian dollar denominated payroll and operating costs. The Company does not designate foreign currency forward contracts as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change.

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

Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. The Company is notified of a sale by a reseller to the end user customer in the same period that the actual sale took place. The Company does not offer a right of return on sales of its software products.

The Company is sometimes subject to fiscal funding clauses in its software licensing transactions with the United States government and its agencies. Such clauses generally provide that the license is cancelable if the legislature or funding authority does not appropriate the funds necessary for the governmental unit to fulfill its obligations under the licensing arrangement. In these circumstances, software licensing arrangements with governmental organizations containing a fiscal funding clause are evaluated to determine whether the uncertainty of a possible license arrangement cancellation is remote. If the likelihood of cancellation is assessed as remote, then the software licensing arrangement is considered non-cancelable and the related software licensing revenue is recognized when all other revenue recognition criteria have been met.

For arrangements involving multiple elements, the Company allocates revenue to each component based on vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. The Company first allocates the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company attributes the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of maintenance and support contracts. Fair value of future services, training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple element arrangement, and therefore, the Company would allocate the corresponding revenues among the various components, as described above.

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

(f)    Cash and Cash Equivalents and Operating Facility

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains an operating credit facility with its host financial institution with available credit up to $5.0 million Canadian dollars for overdraft protection purposes. As at December 31, 2004, the Company had not drawn from this credit facility.

(g)    Marketable and Other Investments

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At December 31, 2004 and 2003, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at December 31, 2004 and 2003, the Company did not hold any available for sale marketable investments.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. These strategic investments had no net remaining carrying value at December 31, 2004 and 2003. Consistent with the Company’s policies for other long-lived assets, the carrying value of long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments, which includes impairments of $2,780 and $1,238 recorded in 2003 and 2002, respectively, as a result of other than temporary declines in fair value. The 2003 impairment related to a strategic investment in Brazil. It was concluded that the investment had suffered an other than temporary decline in fair value as determined by third-party market transactions and due to a decline in market conditions and a restructuring of the investee by its management. The 2002 impairment was related to investments in several different companies, which were fully impaired due to insolvency after having been partially impaired in 2001.

In addition, the Company holds an equity interest in Asia Digital Media, which represent approximately 25% of the voting share capital, through both direct and indirect investment in the joint venture, and is accounted for by the Company using the equity method of accounting for investments in common stock, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. See notes 4 and 5 for additional discussion.

Revenues recorded by the Company from Asia Digital Media represented approximately 1% of total revenues in 2004.

The Company recorded revenues representing less than 1% of total revenues in each of the years ended December 31, 2004, 2003 and 2002, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost.

(h)    Accounts receivable and other current receivables

Accounts receivable consist of amounts arising from recognized revenues.

The Company’s customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 31%, 45% and 43% of gross accounts receivable at December 31, 2004, 2003 and 2002, respectively. Separate individual customers accounted for 10%, 14% and 10% of accounts receivable at December 31, 2004, 2003 and 2002, respectively.

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk; to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when non-collection of a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts:

	December 31,
	2004	2003	2002
Allowance for doubtful accounts, beginning of year	$4,032	$2,976	$3,909
Provision for (reduction in) allowance for doubtful accounts	(1,936)	1,002	—
Reallocation to accrued liabilities to provide for costs associated with settlement agreement (see note 6)	(698)	—	—
Amounts written-off, net of recoveries	(410)	54	(933)

Allowance for doubtful accounts, end of year	$988	$4,032	$2,976

Other current receivables include federal income tax and other tax refunds of $315 and $471 at December 31, 2004 and 2003, respectively, costs of $146 to be recovered from Asia Digital Media, a related party, at December 31, 2004 and a loan receivable from Ohana Wireless, Incorporated, a related party, in the amount of $650 at December 31, 2003.

(i)    Property and equipment

Property and equipment is stated at cost. Depreciation is calculated generally using the straight-line method over the estimated useful lives of the assets. The expected useful lives of the furniture and fixtures, computer and telecom equipment and internal-use software is three to five years and the remaining term of the facility lease for leasehold improvements.

Recoverability of property, equipment and other long-lived assets is periodically reviewed for impairment on the basis of undiscounted cash flows. If the expected cash flows are less than the asset’s carrying value, the asset is written down to its fair value.

(j)    Goodwill, purchased product rights and purchased non-contractual customer relationships

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which revised the accounting for purchased goodwill and intangible assets, became effective for the Company beginning January 1, 2002. Under SFAS No. 142, goodwill with a balance of $12,713 at December 31, 2004 and $11,186 at December 31, 2003, is not amortized, but is tested for impairment annually and also in the event of an impairment indicator.

No further impairment was required as a result of the annual impairment test under SFAS No. 142 as of December 31, 2004, 2003 and 2002.

Purchased product rights and purchased non-contractual customer relationships are amortized using the straight-line method over their estimated useful lives, generally four years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. As a result of actions undertaken in the May 2003 restructuring, coupled with the commercial release of a next generation software product, the Company reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

estimated future cash flows from the purchased product rights is negative. Therefore, in the second quarter of 2003, the Company recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1,134, as the Company determined the asset had minimal fair value. During 2004, the Company recorded purchased product rights and purchased non-contractual customer relationships in the amount of $2,608 and $174, respectively, related to developed technology acquired from AmikaNow! In addition, the Company recorded purchased non-contractual customer relationships of $242 in connection with the acquisition of Entrust Japan.

The primary components of the Company’s acquisition-related intangible assets, including goodwill, purchased product rights and purchased non-contractual customer relationships, are as follows:

	December 31,
	2004	2003
Goodwill:
Acquired related to AmikaNow!	$1,178	$—
Acquired related to Entrust Japan	672	—
Acquired related to enCommerce	10,863	11,186

Goodwill, net	$12,713	$11,186

Purchased non-contractual customer relationships:
Acquired related to AmikaNow!	$174	$—
Acquired related to Entrust Japan	242	—
Less: accumulated amortization	(34)	—

Purchased non-contractual customer relationships, net	382	—

Purchased product rights:
Acquired related to AmikaNow!	2,608	—
Acquired related to enCommerce	—	1,702
Less: accumulated amortization	(384)	(568)
Foreign exchange impact on carrying value	281	—
Less: impairment of carrying value	—	(1,134)

Purchased product rights, net	2,505	—

Total purchased product rights and purchased non-contractual customer relationships, net	$2,887	$—

The Company expects to record amortization related to acquired intangible assets of $861 in 2005, $861 in 2006, $827 in 2007, $337 in 2008 and nil in 2009.

(k)    Other Long-Term Assets

Other long-term assets consist primarily of long-term rent deposits and capitalized software development costs. The capitalized costs of $1,151 and $1,186 at December 31, 2004 and 2003 are amortized ratably as the underlying revenues are recognized on sales of capitalized software and are stated net of accumulated amortization of $1,062 and $331 at December 31, 2004 and 2003, respectively. Other long-term assets also include long-term rent deposits of $582 and $623 at December 31, 2004 and 2003, respectively.

(l)    Advertising Expense

Advertising costs are charged to expense as incurred and totaled $2,913, $2,836 and $3,129 in 2004, 2003 and 2002, respectively. These amounts include recoveries of $351 in 2002, relating to special non-recurring charges and adjustments.

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

(n)    Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, over the vesting period, based on their grant-date fair values. Pro forma disclosure will no longer be an alternative.

SFAS No. 123(R) is effective for the first interim or annual period beginning after June 15, 2005 and, therefore, the Company will adopt SFAS No. 123(R) and begin recognizing compensation expenses for employee stock options as of July 1, 2005. The Company plans to adopt SFAS No. 123(R) using the modified-prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. For all other options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income (loss) and earnings per share in the following table.

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$1,078	$(35,866)	$(17,919)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(11,059)	(12,836)	(24,463)

Pro forma net loss	$(9,981)	$(48,702)	$(42,382)

Net income (loss) per share:
Basic—as reported	$0.02	$(0.56)	$(0.28)

Basic—pro forma	$(0.16)	$(0.77)	$(0.65)

Diluted—as reported	$0.02	$(0.56)	$(0.28)

Diluted—pro forma	$(0.16)	$(0.77)	$(0.65)

In the pro forma calculations above, the weighted average fair value for stock options granted during 2004, 2003 and 2002 was estimated at $3.47, $2.51 and $4.55 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Year Ended December 31,
	2004	2003	2002
Expected option life, in years	5	5	5
Risk free interest rate	3.20%	3.30%	4.14%
Dividend yield	—	—	—
Volatility	102%	108%	116%

In 2002 and 2001 the Company granted non-employee options to members of an advisory committee, to purchase 5,000 and 1,500 shares of Common stock, respectively, at exercise prices of $4.03 and $4.60 per share with a term of 10 years. The Company recorded unearned compensation of $18, and $6 in 2002 and 2001, respectively, for these non-employees options, which is being amortized over the vesting period of four years from the date of grant. Accordingly, $14 and $30 was amortized into compensation expense for 2003 and 2002, respectively.

Additionally, three executive officers that were not eligible to participate in the Company’s option exchange program received a nominal cash or stock award in exchange for the cancellation of a portion of their out-of-the-

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

money stock options. Options to purchase an aggregate of 334,000 shares of Common stock with exercise prices ranging from $19.25 per share to $50.00 per share were cancelled in exchange for an aggregate of 15,220 shares of Common stock and $4 in cash. The expense related to the fair value of these shares and the cash was recorded in operating expense in 2002. The Company has provided no promise to compensate these executive officers for any increases in the price of the Common stock after the cancellation date. Further, the Company did not issue additional options to these executive officers within six months and one day of the date of cancellation.

During 2002, the Company issued a total of 3,250 shares of Common stock to two former members of the Board of Directors in recognition of past contributions. The expense related to the fair value of these shares was recorded in operating expenses in 2002.

During 2003, the Company issued a total of 3,300 shares of Common stock to a former member of the Board of Directors in recognition of past service contributions. The Company also issued a total of 18,500 shares of Common stock to current members of the Board of Directors, 10,000 shares of Common stock to a non-employee consultant and 9,000 shares of Common stock to advisory board members. Unearned deferred compensation of $125 and expenses of $53 and $74 were recorded in operating expenses in 2004 and 2003, respectively, related to the fair value of these shares.

During 2004, the Company issued a total of 4,000 shares of Common stock to a current member of the Board of Directors and 25,000 shares of Common stock to an employee of the Company, less 750 shares of Common stock previously issued to a former member of the Board of Directors that were forfeited during 2004. Unearned deferred compensation of $97 and expenses of $11 were recorded in operating expenses in 2004 related to the fair value of these shares.

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

(r)    Reclassifications

Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2004 presentation, namely, the classification of amortization of purchased product rights and the reclassification of revenues related to the sale of web server certificates from services and maintenance revenues to product revenues in the consolidated statements of operations.

3.    Acquisitions of Businesses

AmikaNow!

On June 18, 2004, the Company completed the acquisition of intellectual property and certain other assets of AmikaNow! Corporation (“AmikaNow!”), a privately-held provider of advanced e-mail content scanning and analysis technology, which is a development stage company with negligible revenue, in exchange for $2,676 in cash and $1,293 in guaranteed future payments payable over three years and other acquisition-related costs. In addition, the Company offered employment to certain employees of AmikaNow!. The Company may be required to make additional payments of up to a maximum of $2,400, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow! for a period of three years following the date of acquisition, if and only if sufficient sale of products take place in this time frame. The acquisition was made in order to further strengthen and expand the Company’s portfolio of products to provide enterprise and government customers with comprehensive content analysis and risk mitigation tools for improved compliance with corporate email policies and regulatory guidelines.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $3,969 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $384 and $15 has been recorded in 2004, related to purchased product rights and non-contractual customer relationship assets, respectively, arising from this acquisition. In connection with the purchase price allocation, the Company valued the tangible and intangible assets acquired, which resulted in the purchase price of these assets being allocated, as follows:

	Amortization Period	Purchase Price Allocation
Purchased product rights	4 years	$2,608
Non-contractual customer relationships	3 years	174
Property and equipment	3 years	9
Goodwill	—	1,178

Total		$3,969

Entrust Japan

On September 13, 2004, the Company completed the acquisition, in exchange for $1,560 in cash, of 1,700,000 shares of voting common stock of Entrust Japan Co., Ltd. (“Entrust Japan”), a privately-held company engaged in

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market, with an exclusive license to market and sell the Company’s products in Japan. The acquisition allows the Company to strengthen and expand its presence in Japan in order to improve its ability to service Japanese customers. This acquisition of shares increased the Company’s ownership interest in Entrust Japan from 37% to 99% of the outstanding voting stock. The Company made an original investment of $393 for approximately 10% of the common stock in 1998. In April 2002, the Company increased its investment to approximately 37%, through the contribution of $1,481 of cash and cash deposits and $385 of the Company’s products and exclusivity rights, at which time the Company began accounting for its investment in Entrust Japan in accordance with the equity method. The Company had recorded cumulative losses from its investment in Entrust Japan of $1,757 since its increased investment in the second quarter of 2002.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $1,669, which included the remaining balance of the Company’s equity investment in Entrust Japan immediately prior to the September 2004 purchase of $109, was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Entrust Japan have been included in the Company’s consolidated financial statements commencing from September 13, 2004, the effective date of the acquisition for accounting purposes. Amortization of $19 has been recorded in 2004 related to the non-contractual customer relationship asset purchased as part of this acquisition.

The condensed balance sheet of Entrust Japan at the effective date of the acquisition is as follows (unaudited):

At September 13, 2004
Assets:
Cash	$756
Accounts receivable	669
Other current assets	682
Property and equipment	205
Other long term assets	196

Total assets	$2,508

Liabilities:
Accounts payable and accrued liabilities	$775
Deferred revenues	909
Long term liabilities	69

Total liabilities	$1,753

Net assets	$755

In connection with the purchase price allocation, the Company valued the tangible and intangible assets acquired, which resulted in the purchase price of these assets being allocated, as follows:

	Amortization Period	Purchase Price Allocation
Non-contractual customer relationships	3.25 years	$242
Net assets, as above	—	755
Goodwill	—	672

Total		$1,669

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The following unaudited pro forma data summarize the combined results of operations of Entrust, Inc., including the acquired business assets of AmikaNow! and operations of Entrust Japan for 2004, 2003 and 2002, respectively, as if the acquisitions had taken place as of the beginning of the respective periods and, accordingly, include a full period’s amortization of the assets related to purchased product rights and non-contractual customer relationships in each period shown.

	Year Ended December 31,
	2004	2003	2002
Revenues	$92,270	$90,481	$106,308

Net loss	(775)	(38,864)	(23,726)

Basic and diluted net loss per share	(0.01)	(0.61)	(0.37)

These pro forma amounts are not necessarily indicative of the Company’s future results of operations.

4.    Investment in Ohana Wireless, Incorporated

Ohana was incorporated on July 10, 2003. It was formed to design, assemble and install high frequency wireless communications systems. On September 30, 2003, the Company loaned Ohana $650 in the form of a convertible loan pursuant to the terms of a convertible loan agreement (the “Loan Agreement”). Because the Company believes that its security solutions can be integrated with Ohana’s products and anticipated that an investment in Ohana would assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships. This convertible loan was structured to automatically convert into Ohana’s stock if Ohana was successful in closing a round of equity financing by July 31, 2004, based on minimum terms set out in the Loan Agreement.

In the second and third quarters of 2004 and July 2004, the Company made additional advances of $300 and $275, respectively, resulting in a total outstanding convertible loan of $1,225 which by July 2004 was secured with certain exclusive rights to Ohana’s intellectual property.

In the third quarter of 2004, the Company determined that the loan was unlikely to be repaid. Also in the third quarter of 2004 we concluded a term sheet with Ohana and certain of its shareholders and creditors which anticipated that Ohana would become a wholly owned subsidiary of ADML Holdco and all loans, together with accrued interest, would convert into stock of ADML Holdco (“Ohana Restructuring”). In view of these factors we classified the loans as long-term in nature.

If the Ohana Restructuring had materialized on September 30, 2004, we would have held the equivalent of approximately 12% ownership share of ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Also, we had concluded that because of the additional investment in July 2004, and additional rights obtained through the security granted in connection with the loans, we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, the Company has accounted for its investment in Ohana under the equity method. Accordingly, the Company has included its share of post-acquisition losses of Ohana for the period of July 1, 2004 to December 17, 2004, in the amount of $193, in its consolidated statement of operations for 2004.

The Ohana Restructuring closed on November 16, 2004 and the Company received approximately 14.3% of the issued common shares of ADML Holdco and a warrant that will become exercisable for additional shares of

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

ADML Holdco at one tenth of one penny ($0.001) per share if, and to the extent, that the valuation of Asia Digital Media, as determined by an arm’s length investor contributing a minimum amount of cash for equity in Asia Digital Media is less than the total consideration contributed by ADML Holdco, the Company, and another investor for equity in Asia Digital Media.

Dr. Anthony E. Hwang, a director of the Company since August 4, 2003, was interim Chief Executive Officer of Ohana at the time of the September 2003 Loan Agreement through to March 1, 2004. Dr. Hwang was also a director of Ohana from August 4, 2003 through March 31, 2004. Dr. Hwang and his family members own a controlling interest in Fil-Fibers Manufacturing Inc., Ltd. (“Fil-Fibers”). Fil-Fibers was both a creditor and shareholder in Ohana immediately prior to the Ohana Restructuring. After the Ohana Restructuring, Fil-Fibers was a minority shareholder in ADML Holdco.

5.    Asia Digital Media Joint Venture

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a certain subscription agreement that was subsequently amended, and then amended and restated (“Subscription Agreement”), which closed on December 17, 2004.

The parties agreed that: (i) the Company would directly subscribe for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2.0 million and in-kind contribution of $1.3 million both of which after intercompany profit eliminations aggregated to $3,088; (ii) ADML Holdco, in which the Company held a 14.3% ownership interest, would directly subscribe for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana; (iii) the remaining capital stock of Asia Digital Media would be owned by two investors and China Aerospace New World Technology Limited, a company incorporated in Hong Kong (“CANW”), in exchange for cash and/or in-kind contributions.

The parties agreed that the purpose of Asia Digital Media would include:

(1)	the distribution of Company software in China,

(2)	the distribution of secure digital television and media delivery systems and platforms in China based on Company and CANW software and hardware that incorporates Ohana technology,

(3)	the maintenance of the two product streams referred to in (1) and (2) above;

(4)	the supply of media programming to and from the Chinese market, and

(5)	the provision of vendor financing for the sale of Asia Digital Media’s secure digital delivery system products.

After the closing, the Company’s total direct and indirect equity holdings in Asia Digital Media became approximately 25.3%, although this may change in the future for reasons that may include the exercise of the warrant received by the Company in connection with the Ohana Restructuring (see note 4) or as a result of an anti-dilution option granted to certain investors in Asia Digital Media.

Dr. Hwang, director of the Company, and Mr. F. William Conner, Chairman, President and Chief Executive Officer of the Company, became directors of Asia Digital Media on December 17, 2004.

The Company has concluded that because of the its combined direct and indirect investment and additional rights obtained upon closing of the Subscription Agreement, it has the potential ability to exercise significant

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

influence over the operations of Asia Digital Media. Therefore, beginning in December 2004, the Company has accounted for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of post-acquisition losses of Asia Digital Media, in the amount of $367, in its consolidated statement of operations for 2004.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), issued in January 2003 and revised in December 2003, requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The Company has evaluated the applicability of FIN No. 46 to its investment in Asia Digital Media and the possible impact on its consolidated results of operations and consolidated balance sheet. Asia Digital Media is a private Hong Kong corporation. Its primary purpose is as described in the above paragraphs, and will be assigned certain exclusive licenses to market and sell the Company’s products in China. They will also provide professional services and support for the solutions that they sell. Asia Digital Media currently does not generate revenues and had total assets of approximately $17,200 at December 31, 2004, including in-kind contributions from its investors. The Company made an original direct investment in December 2004 of $2,000 in cash and $1,088 of in-kind contributions, net of intercompany profit eliminations for a total aggregate direct investment of $3,088. The in-kind investment consisted primarily of Entrust products and professional services, which was recorded as revenue by the Company in the fourth quarter of 2004. In addition, the Company holds an indirect investment in Asia Digital Media through ADML Holdings, Ltd., of approximately 14.3% based on conversion of $1,500 in debt (see note 4). As a result, the Company’s direct and indirect ownership in Asia Digital Media represents approximately 25.3% in total. The Company has concluded that the $4,588 combined amount represents its total equity at risk and would be the maximum exposure to loss as a result of its involvement with Asia Digital Media. As a result of the Company’s assessment, it has concluded that Asia Digital Media does not meet the definition of a VIE, as described in FIN No. 46. As a company, that began initial operations in December 2004, engaging primarily in research and development, and having no revenue, it was determined that Asia Digital Media is a development stage enterprise. Furthermore, the capitalization of Asia Digital Media anticipates raising additional equity to fund the scaled production pilot and commercial roll-out. However, the cash invested in Asia Digital Media by investors of $4,500, is expected to be sufficient equity to fund the initial development stage, which is defined as implementation of a pilot system with all specified functions in a limited commercial environment. In addition, it was determined that each shareholder of Asia Digital Media shares in the risk of loss and that the shareholders, as a group, share the returns. Finally, it was concluded that Asia Digital Media does not operate substantively on behalf of one entity that receives a disproportionately fewer voting rights to avoid consolidation.

6.    Recovery of Account Receivable under Settlement Agreement

During the first quarter of 2004, the Company reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because management determined that the likelihood of non-collection was probable, despite the fact that the Company had undertaken all avenues of collection available to it, including litigation. As part of the process of pursuing collection through the court system, the Company entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of approximately $2,000 was assured upon execution of a new agreement, half of which was received prior to March 31, 2004, while the other half remained in accounts receivable at that date and was collected in April 2004. In total, the Company reduced its allowance for doubtful accounts by approximately $2,000 due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance for bad debts that had previously been set up against this receivable. These

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

costs were estimated to be approximately $700 and were accrued upon the execution of the settlement agreement. The remaining allowance in the amount of $1,300 was reversed against sales and marketing expenses in the third quarter of 2004 as a recovery of this bad debt, which accounted for the majority of the $1,936 of the net reduction in the allowance for doubtful accounts in 2004 resulting from recovery of bad debts expensed in prior years.

7.    Restructuring Charges and Adjustments

May 2003 Restructuring Plan

Following the first quarter of 2003, when the Company’s revenues fell short of its expectations and guidance, management began a re-assessment of the Company’s operations to ensure that expenses were optimally aligned to its customers and markets, and structured such that costs would not exceed revenues by the fourth quarter of 2003.

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

requirements, the current obligations would require the Company to fund $700 of its accrued restructuring charges for the May 2003 restructuring in fiscal 2005, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $100 in fiscal 2006, $100 in fiscal 2007, $200 in fiscal 2008 and $100 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at December 31, 2004 and 2003:

	Total Restructuring Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at December 31, 2004
	(in millions)
Workforce reduction and other personnel costs	$0.9	$0.9	$—
Consolidation of excess facilities	2.2	1.0	1.2

Total	$3.1	$1.9	$1.2

	Total Charges Expected to be Incurred	Accrued Restructuring Charges at June 30, 2003	Total Charges Incurred from July 1, 2003 to December 31, 2003	Cash Payments	Accrued Restructuring Charges at December 31, 2003
	(in millions)
Workforce reduction and other personnel costs	$4.8	$3.2	$0.5	$2.8	$0.9
Consolidation of excess facilities	4.1	—	3.8	1.6	2.2

Total	$8.9	$3.2	$4.3	$4.4	$3.1

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

In connection with the May 2003 restructuring plan discussed above, which included a further reduction in space utilized at the Company’s Santa Clara, California facility, the Company reviewed market sublease rates in that region. Based on information supplied to the Company, it was concluded that the sublease market would not recover in the timeframe that had originally been estimated due to the continued softening of sublease rates in that market, requiring an adjustment to increase the facility related accrual recorded in June 2001, by $6,743. This adjustment was charged to the restructuring charges line in the consolidated statement of operations for the second quarter of 2003.

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $3,200 of its accrued restructuring charges for the June 2001 restructuring in fiscal 2005, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,500 in fiscal 2006, $5,100 in fiscal 2007, $4,700 in fiscal 2008 and $12,400 in fiscal 2009 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring Plan:

The following table is a summary of the accrued restructuring charges for the June 2001 restructuring plan at December 31, 2004, 2003 and 2002:

	December 31, 2004
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$—	$—	$—	$—
Consolidation of excess facilities	32.1	3.2	—	28.9
Discontinuance of non-core products and programs	0.2	0.2	—	—

Total	$32.3	$3.4	$—	$28.9

	December 31, 2003
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$0.1	$0.1	$—	$—
Consolidation of excess facilities	29.9	4.5	6.7	32.1
Discontinuance of non-core products and programs	3.2	0.9	(2.1)	0.2

Total	$33.2	$5.5	$4.6	$32.3

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

As at December 31, 2004, the Company had estimated a total of $21,700 of sublease recoveries in our restructuring accrual. Of this amount, $21,400 is related to the Santa Clara facility. In addition, $7,100 of the $21,700 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates for the remaining term of the lease for new sublease rentals that may be subject to adjustments based upon changes in the real estate sublet markets.

8.    Equity Investment in Entrust Japan

On September 13, 2004, the Company increased its ownership of Entrust Japan to 99%. Prior to that date, the Company had included its share of post-acquisition losses of Entrust Japan, in the amount of $551, $603 and $602 for the years ended December 31, 2004, 2003 and 2002, respectively, in its consolidated losses for the current fiscal year. The Company has recorded cumulative losses from its investment in Entrust Japan of $1,757, since its increased investment in the second quarter of 2002 up to the date of acquiring majority ownership of Entrust Japan on September 13, 2004.

The Company evaluated the applicability of FIN No. 46 to its investment in Entrust Japan and the possible impact on its consolidated results of operations and consolidated balance sheet. Entrust Japan is a private Japanese corporation founded in June 1998. Entrust Japan is engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market. Entrust Japan has an exclusive license to market and sell the Company’s products in Japan. They also provide professional services and support for the software solutions that they sell. Entrust Japan generates annual revenues of approximately $4,000, with total assets of approximately $3,400 at June 30, 2004. The Company made an original investment of $393 for approximately 10% of the common stock. In April 2002, the Company increased its investment to approximately 37% through the contribution of $1,481 of cash and cash deposits and $385 of the Company’s products and exclusivity rights. The cash equity investment that the Company had made totaled $1,881 plus $385 of in-kind investment. The Company had concluded that the $1,881 amount represents its total equity at risk and would be the maximum exposure to loss as a result of its involvement with Entrust Japan. In addition, we did not have any obligation to provide additional cash funding to them. The Company concluded that Entrust Japan met the definition of a VIE, as described in FIN No. 46, as it did not have an equity investment at risk that was sufficient to permit Entrust Japan to finance its activities without additional subordinated financial support from other parties. Although the Company held a significant variable interest, it had determined that it was not the primary beneficiary of Entrust Japan because the Company’s interests did not give it a majority of the expected losses and residual returns of the entity.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

9.    Investments

The Company’s investments consist of the following:

	December 31,
	2004	2003
Short-term marketable investments:
Held to maturity, at amortized cost:
Corporate debt securities	$61,043	$54,386

Long-term investments:
Marketable, held to maturity, at amortized cost:
U.S. government agency debt securities	$1,951	$—
Corporate debt securities	—	12,379

Total long-term marketable	$1,951	$12,379

Equity method investments:
Entrust Japan Co., Ltd.	$—	$660
Asia Digital Media Limited	4,028	—

Total equity method investments	$4,028	$660

10.    Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2004	2003
Computer and telecom equipment	$15,144	$13,535
Furniture and fixtures	5,265	4,824
Leasehold improvements	10,850	9,980
Internal-use software	6,185	5,509

	37,444	33,848
Less: accumulated depreciation and amortization	(32,276)	(26,170)

Total property and equipment, net	$5,168	$7,678

11.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Payroll and related benefits	$5,916	$6,643
Other	1,934	2,976

	$7,850	$9,619

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

12.    Income Taxes

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	Year Ended December 31,
	2004	2003	2002
Income (loss) before income taxes:
United States	$630	$(25,342)	$(9,665)
Foreign	1,135	(10,083)	(6,904)

	$1,765	$(35,425)	$(16,569)

Provision for income taxes:
Current:
Federal	$—	$—	$—
State and local	(61)	(29)	(129)
Foreign	(303)	(412)	(1,221)

	(364)	(441)	(1,350)

Deferred:
Federal	(323)	—	—
State and local	—	—	—
Foreign	—	—	—

	(323)	—	—

Total provision for income taxes	$(687)	$(441)	$(1,350)

A reconciliation between income taxes computed at the federal statutory rate and income tax provision is shown below:

	Year Ended December 31,
	2004	2003	2002
Income tax benefit at federal statutory rate	$(598)	$12,044	$5,633
State and local taxes, net of federal benefits	(38)	1,069	(200)
Foreign earnings benefit at different rate	7	123	161
Amortization and impairment of purchased intangibles	(6)	(579)	(386)
Foreign research and development tax credits	(267)	784	1,390
Other	(40)	965	(4,540)
Operating losses and credits not benefited	(35)	—	—
Valuation allowances on future benefits of tax losses and credits available	290	(14,847)	(3,408)

Total provision for income taxes	$(687)	$(441)	$(1,350)

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company’s net deferred tax benefits (liabilities) are as follows:

	December 31,
	2004	2003
Current asset (liability):
Accrued restructuring charges	$11,063	$13,080
Other allowances and accruals	1,384	740
Deferred income	(128)	21

Total	12,319	13,841

Non-current asset:
Property, plant, equipment and intangibles	6,851	6,788
Write-downs of strategic investments	5,409	5,409
United States and Foreign NOL and tax credit carry-forwards	104,365	103,196

Total	116,625	115,393

Total deferred tax asset	128,944	129,234
Valuation allowance	(128,944)	(129,234)

Net deferred tax asset	$—	$—

United States and foreign NOL and tax credit carry-forwards include $15,297 and $15,160 at December 31, 2004 and December 31, 2003, respectively, related to NOL carry-forwards resulting from the exercise in 2004 and 2003 of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards and research and development credits of approximately $12,936 from enCommerce at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The Company utilized $781 of acquired NOL carry-forwards in 2004. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce.

As at December 31, 2004, the Company has net operating loss carry-forwards of approximately $247,277. Of that total approximately $195,226 relate to the United States operations and will expire at various dates in the years 2012 to 2023. The balance of approximately $52,051 relates to foreign operations, which will expire at various dates in the years 2005 to 2011. In addition, the Company has $903 of United States research and development credits expiring at various dates between 2016 and 2019 and foreign research and development tax credits of $10,997 expiring at various dates between 2007 and 2013.

13.    Long-Term Liabilities

Long-term liabilities include guaranteed future payments related to the acquisition of certain assets from AmikaNow!, payable over three years, of $1,345 at December 31, 2004 and capital lease obligations of $68 at December 31, 2004, assumed as a result of the acquisition of Entrust Japan during 2004. The current portions of the guaranteed future payments and capital lease obligations, of $194 and $21 at December 31, 2004, respectively, have been included in accrued liabilities. The capital lease obligations bear interest at a rate of 6%, while the guaranteed future payments related to the AmikaNow! asset acquisition are non-interest bearing.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The balance of long-term liabilities of $228 at December 31, 2004 and 2003 consists primarily of long-term deposits received in connection with the sub-leasing of various United States facility locations.

14.    Capital Stock

(a)    Common Stock

The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 250,000,000 shares of Common stock.

(b)    Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock would have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as determined by the Board of Directors. As of December 31, 2004, the Company had not issued any shares of Preferred stock.

(c)    Stock Repurchase Program

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. The Company’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. As of December 31, 2004, the Company has repurchased 3,890,640 shares of its Common stock under this program, for a total cash outlay of $13,189, at an average price of $3.39 per share, including commissions paid to brokers.

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

15.    Stock Options and Warrants

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

The Special Nonstatutory Stock Option Agreement (the “Special Plan”) provided for the grant of an option to acquire 2,000,000 shares of common stock. Accordingly, the Company has reserved 2,000,000 shares of common stock for issuance under the Special Plan. This option was granted in 2001.

The options under the 1996 Plan, 1999 Plan, enCommerce 1997 Plans and Special Plan are granted at the then-current fair market value of the Common stock of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years, and generally expire on the tenth anniversary of the grant date or upon termination of employment. The Board of Directors does not intend to grant any additional options under the enCommerce 1997 Plans.

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

A summary of the activity under the 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans is set forth below:

	Options and Warrants Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	12,798,973	12,460,229	11.98
Authorized	5,479,936	—
Restricted stock issued to executive officers and former members of Board of Directors	(18,470)	—
Granted under voluntary stock option exchange program	(5,033,822)	5,033,822	6.75
Granted	(3,399,708)	3,399,708	3.90
Forfeited	3,076,663	(3,076,663)	19.17
Exercised	—	(541,320)	2.15

Balance at December 31, 2002	12,903,572	17,275,776	7.90
Stock and restricted stock issued to former and current members of Board of Directors and non-employee consultant	(40,800)	—
Granted	(3,193,200)	3,193,200	3.18
Forfeited	4,469,608	(4,469,608)	10.61
Exercised	—	(331,063)	2.09

Balance at December 31, 2003	14,139,180	15,668,305	$6.29
Restricted stock issued to former and current members of Board of Directors and employee	(28,250)	—
Granted	(2,252,725)	2,252,725	4.54
Forfeited	2,514,399	(2,514,399)	8.27
Exercised	—	(379,831)	2.19

Balance at December 31, 2004	14,372,604	15,026,800	$5.78

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The number of outstanding options and warrants exercisable into Common stock was 9,137,383, 8,413,831 and 8,610,674 at December 31, 2004, 2003 and 2002, respectively. The weighted average exercise price of these exercisable outstanding options and warrants was $6.59, $7.81 and $9.09, respectively.

The following tables summarize information concerning currently outstanding options and warrants as at December 31, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	563,879	2.6 years	$2.11	540,276	$2.10
$2.46 to $5.00	6,620,220	8.4 years	3.59	2,192,362	3.20
$5.01 to $6.72	625,314	5.9 years	5.45	568,779	5.48
$6.73 to $6.86	2,584,628	6.9 years	6.75	2,525,345	6.75
$6.87 to $10.00	4,063,066	6.3 years	6.89	2,755,743	6.89
$10.01 to $50.00	553,893	5.3 years	21.47	539,078	21.70
$50.01 to $130.25	15,800	5.2 years	74.72	15,800	74.72

	15,026,800		$5.78	9,137,383	$6.59

The following table sets forth a comparison as of December 31, 2004, of the number of shares subject to options with exercise prices at or below the closing price per share of our Common stock on December 31, 2004 (“In-the-Money” options) to the number of shares of our Common stock subject to options with exercise prices greater than the closing price per share of our Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of December 31, 2004 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	2,185,889	2,468,372	4,654,261	31%
Out-of-the-Money	6,951,494	3,421,045	10,372,539	69%

Total Options Outstanding	9,137,383	5,889,417	15,026,800	100%

(1)	The closing price of our Common stock was $3.79 on December 31, 2004, as reported by the NASDAQ National Market.

On January 28, 2005, the Board of Directors approved accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable stock incentive plans of the Company, with an exercise price greater than $4.79. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $3.57. As a result of the acceleration, options to acquire approximately 2.8 million shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable upon finalization of administrative actions to be completed by the Company’s stock plan administrator. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are the Company’s 1996 Plan, 1999 Plan and Special Plan.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Board of Directors’ decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No. 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options now, the Company will not be required to record any amount of compensation expense in the first fiscal quarter of 2005 for such accelerated stock options, as the exercises prices exceed the market price at the date of acceleration. The Company believes that acceleration of the 2.8 million stock options, based on the Company’s implementation date for SFAS No. 123(R) of July 1, 2005, will eliminate the need for recognizing future compensation expense of approximately $2.7 million. The Company further believes that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

(b)    Employee Stock Purchase Plan

In April 2003, the Board of Directors elected to terminate the Company’s 1998 Employee Stock Purchase Plan. Upon termination, all amounts in the accounts of participating employees were refunded.

16.    Net Income (Loss) Per Share

The dilutive effect of options to purchase Common stock under the treasury stock method for the year ended December 31, 2004 was 1,225,534, which increases the weighted average common shares outstanding used in the computation of diluted net income per share. For the years ended December 31, 2003 and 2002, the antidilutive effect excluded from the diluted net loss per share computation due to options to purchase Common stock under the treasury stock method was 1,142,980 and 1,036,944 shares, respectively. In addition, 10,372,539 and 9,783,162 out-of-the-money options that had exercise prices in excess of the average market price for the years ended December 31, 2004 and 2003, respectively, were also excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

17.    Related Party Transactions

Significant related party transactions not otherwise disclosed in the financial statements, included the following:

Revenues include sales to Asia Digital Media for 2004 of $1,077, net of intercompany profit eliminations.

Asia Digital Media reimburses the Company for expenses paid on behalf of Asia Digital Media. The expenses reimbursed in 2004 amounted to $146. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved and were recorded in other receivables at December 31, 2004.

Prior to 2004, Nortel Networks had been related to the Company as a result of Nortel Network’s ownership of the Company’s Common stock. Revenues of the Company included sales to Nortel Networks, and affiliated companies, of $137 and $132 for 2003 and 2002, respectively.

Revenues include sales to Entrust Japan for 2004, 2003 and 2002 of $1,185, $2,097 and $2,598, respectively.

Entrust Japan reimbursed the Company for expenses paid related to employees on secondment to Entrust Japan. The expenses reimbursed in 2003 amounted to $593. These amounts have been recorded in these financial

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

statements at the carrying amount of the transactions involved. In addition, the Company paid sales commissions and market development and localization fees to Entrust Japan totaling $225 and $507 in 2003 and 2002, respectively.

Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. There were no trade accounts receivable from Asia Digital Media at December 31, 2004. The accounts receivable at December 31, 2003 related to Nortel Networks and its affiliates, was insignificant. The accounts receivable at December 31, 2003 from Entrust Japan was $279.

18.    Commitments and Contingencies

(a)    Lease and Other Commitments

The Company leases administrative and sales offices and certain property and equipment under non-cancelable operating leases that expire at various dates up to 2011, with certain renewal options. Total rent expenses under such leases for 2004, 2003 and 2002 were $5,499, $6,972 and $7,869, respectively. At December 31, 2004, the future minimum lease payments under operating leases were as follows:

	Lease Payments on Utilized Facilities	Lease Payments on Restructured Facilities	Total Lease Payments
2005	$4,292	$6,053	$10,345
2006	4,158	6,141	10,299
2007	4,006	6,299	10,305
2008	3,600	6,420	10,020
2009	3,102	6,436	9,538
Thereafter	4,304	7,393	11,697

Total future minimum lease payments including restructured facilities	$23,462	$38,742	$62,204

In addition to the lease commitments included above, the Company has provided letters of credit totaling $9,350 as security deposits in connection with certain office leases. The Company has non-cancelable subleases of certain facilities included above. Payments to be received under these subleases will total $1,943 in 2005, $2,655 in 2006 and $131 in 2007, all of which relate to restructured facilities.

In August 2004, the Company signed a Distribution Agreement with Pointsec Mobile Technologies (“Pointsec”) to jointly develop and market data security products designed to protect information in laptop, desktop, PDA and server environments. Under this agreement, the Company committed to certain payments to Pointsec totaling $1,500, of which $750 remains due and payable in 2005.

(b)    Legal Proceedings

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(c)    Contingencies

Entrust entered into a contract with the General Services Administration (“GSA”) on March 31, 2000. It had come to the Company’s attention that it might have a potential liability to the GSA under this contract, and the Company has advised the GSA of this matter. The Company conducted a self-assessment of its compliance and internal processes with respect to the agreement, as well as the pricing requirements of the agreement, which was completed in September 2004. The Company estimated its probable minimum liability at $352 and accrued this estimated amount in 2003. The results of the Company’s self-assessment indicate that the liability is not significantly different from its estimate in 2003. Payment of the amount of this liability has now been made to the GSA, but is subject to audit.

19.    Employee Savings Plan

The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching contributions made by the Company totaled $795, $925 and $1,094 for 2004, 2003 and 2002, respectively.

20.    Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2004	2003	2002
Non-cash investing and financing activities:
Minimum future payment obligations relating to purchase transaction	$1,202	$—	$—

Conversion of loan to Ohana into common shares of ADML Holdco	$650	$—	$—

Increases in long-term equity investment in Entrust Japan:
Conversion of advances	$—	$—	$524

Value of Entrust software product inventory exchanged	$—	$—	385

Income taxes paid, net	$31	$921	$1,829

21.    Segment, Geographic and Major Customer Information

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2004	2003	2002
Revenues:
United States	$47,749	$42,534	$50,587
Canada	15,802	16,131	20,764
Europe, Asia and Other	27,406	29,229	31,396

Total revenues	$90,957	$87,894	$102,747

Segment operating income (loss) before depreciation and amortization, impairments and restructuring charges:
United States	$1,129	$(11,870)	$(9,561)
Canada	4,319	(969)	(3,417)
Europe, Asia and Other	1,100	1,308	2,382

Total segment operating income (loss) before depreciation and amortization, impairments and restructuring charges	6,548	(11,531)	(10,596)

Depreciation and amortization expense:
United States	558	2,288	2,397
Canada	4,593	5,486	5,478
Europe, Asia and Other	235	363	391

Total depreciation and amortization	5,386	8,137	8,266

Impairment of intangibles, write-downs of other long-lived assets, and restructuring charges:
United States	—	8,650	(1,079)
Canada	—	4,381	—
Europe, Asia and Other	—	592	—

Total	—	13,623	(1,079)

Segment operating income (loss) and consolidated income (loss) from operations:
United States	571	(22,808)	(10,879)
Canada	(274)	(10,836)	(8,895)
Europe, Asia and Other	865	353	1,991

Total segment operating income (loss) and consolidated income (loss) from operations	1,162	(33,291)	(17,783)

Other income (expense):
United States	59	(2,534)	1,214
Canada	538	376	—
Europe, Asia and Other	2	24	—

Other income (expense)	599	(2,134)	1,214

Income (loss) before income taxes and minority interest:
United States	630	(25,342)	(9,665)
Canada	264	(10,460)	(8,895)
Europe, Asia and Other	867	377	1,991

Total income (loss) before income taxes and minority interest	$1,761	$(35,425)	$(16,569)

	Year Ended December 31,
	2004	2003	2002
Long-lived assets:
United States	$19,105	$25,879	$34,188
Canada	8,703	7,387	9,816
Europe, Asia and Other	672	446	721

Total long-lived assets	$28,480	$33,712	$44,725

Total assets:
United States	$110,988	$121,348	$159,143
Canada	29,837	25,194	26,824
Europe, Asia and Other	5,058	2,210	3,604

Total	$145,883	$148,752	$189,571

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(c)    Major Customer Information

In 2004, a single customer accounted for 10% of revenues, while no other customers accounted for 10% or more of revenues. In 2003 and 2002, no individual customer accounted for 10% or more of revenues.

The United States government represented 17%, 16% and 13% of total revenues in the years ended December 31, 2004, 2003 and 2002, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 10%, 9% and 8% of total revenues in 2004, 2003 and 2002, respectively. The Canadian government represented 9%, 10% and 12% of total revenues in the years ended December 31, 2004, 2003 and 2002, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 6%, 6% and 7% of total revenues in 2004, 2003 and 2002, respectively.

EXHIBIT INDEX

Exhibit Number	Description	Form	Number

2.1(1)†	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2(2)†	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1(8)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2(10)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

10.1(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.2(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.3(8)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.4(7)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.5(7)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.6(7)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

10.7(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.8(5)*	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.9(11)*	1999 Non-Officer Employee Stock Incentive Plan, as amended	10-K	10.15

10.10(8)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.11(8)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.12(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.13(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.14(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

10.15(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

10.16(8)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

10.17(9)*	Option Exchange Agreement dated February 21, 2002 between the Registrant and F. William Conner	10-Q	10.1

10.18(8)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

Exhibit Number		Description	Form	Number

10.19	(12)*	Letter Agreement dated August 29, 2003 between the Registrant and Hans Downer	10-Q	10.1

10.20	(12)*	Executive Severance Agreement dated September 4, 2003 between the Registrant and Kevin Sullivan	10-Q	10.2

10.21	(12)*	Transition Agreement and Release dated September 18, 2003 between the Registrant and Edward J. Pillman	10-Q	10.3

10.22	*	Employment Letter dated October 15, 2004 between the Registrant and Jim N. Contardi	Enclosed Herewith

10.23	*	Executive Confidentiality, Non-Solicitation, Non-Competition,Intellectual Property Rights, and Code of Conduct Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	Enclosed Herewith

10.24	*	Executive Severance Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	Enclosed Herewith

10.25	*	2005 Sales Compensation Plan dated March 14, 2005 between the Registrant and Jim N. Contardi	Enclosed Herewith

10.26	*	Separation Agreement and Release dated December 21, 2004 between the Registrant and Kevin Sullivan	Enclosed Herewith

10.27	*	Consulting Services Letter Agreement dated January 7, 2005 between the Registrant and Ed Pillman	Enclosed Herewith

21		Subsidiaries of the Registrant	Enclosed Herewith

23.1		Consent of Grant Thornton LLP	Enclosed Herewith

23.2		Consent of Ernst & Young LLP	Enclosed Herewith

23.3		Consent of Deloitte & Touche LLP	Enclosed Herewith

31.1		Rule 13a-14(a) Certification of Chief Executive Officer	Enclosed Herewith

31.2		Rule 13a-14(a) Certification of Chief Financial Officer	Enclosed Herewith

32.1		Section 1350 Certification of Chief Executive Officer	Enclosed Herewith

32.2		Section 1350 Certification of Chief Financial Officer	Enclosed Herewith

*	Management contract of compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).

(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-24733).
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-24733).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24733).
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-24733).
†	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.