Form 10-Q
period 2005-03-31
ENTRUST INC
filed 2005-05-09
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 61,969,369 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of May 6, 2005.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$55,180	$36,325
Short-term marketable investments	45,029	61,043
Accounts receivable (net of allowance for doubtful accounts of $1,101 at March 31, 2005 and $988 at December 31, 2004)	19,129	16,203
Other receivables	590	461
Prepaid expenses	4,413	3,371

Total current assets	124,341	117,403
Long-term marketable investments	—	1,951
Property and equipment, net	4,358	5,168
Purchased product rights and purchased non-contractual customer relationships, net	2,660	2,887
Goodwill, net	12,713	12,713
Long-term equity investments	4,157	4,028
Other long-term assets, net	1,692	1,733

Total assets	$149,921	$145,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,627	$7,544
Accrued liabilities	9,490	7,850
Accrued restructuring charges, current portion	3,883	3,870
Deferred revenue	25,529	22,975

Total current liabilities	47,529	42,239
Accrued restructuring charges, long-term portion	25,173	26,220
Other long-term liabilities	1,426	1,426

Total liabilities	74,128	69,885

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 62,241,868 and 62,339,829 issued and outstanding shares at March 31, 2005 and December 31, 2004, respectively	622	623
Additional paid-in capital	772,037	773,027
Unearned compensation	(73)	(84)
Accumulated deficit	(697,326)	(698,290)
Accumulated other comprehensive income	529	718

Total shareholders’ equity	75,789	75,994

Total liabilities and shareholders’ equity	$149,921	$145,883

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues:
Product	$8,067	$7,244
Services and maintenance	16,839	15,765

Total revenues	24,906	23,009

Cost of revenues:
Product	971	817
Services and maintenance	8,711	7,653
Amortization of purchased product rights	195	—

Total cost of revenues	9,877	8,470

Gross profit	15,029	14,539

Operating expenses:
Sales and marketing	7,194	6,405
Research and development	4,162	4,634
General and administrative	2,922	3,332

Total operating expenses	14,278	14,371

Income from operations	751	168

Other income (expense):
Interest income	528	264
Gain on sale of asset	200	—
Foreign exchange gain	89	425
Loss from equity investments	(230)	(209)

Total other income	587	480

Income before income taxes	1,338	648
Provision for income taxes	374	129

Net income	$964	$519

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average common shares used in per share computations:
Basic	62,291	63,582
Diluted	63,318	65,695

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	THREE MONTHS ENDED MARCH 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$964	$519
Non-cash items in net income:
Depreciation and amortization	1,557	1,287
Unearned compensation amortized	11	23
Loss from equity investments	230	209
Intercompany profit elimination	44	—
Provision for (reduction in) allowance for doubtful accounts	150	(1,181)
Gain on sale of asset	(200)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,071)	1,663
Increase in prepaid expenses and other receivables	(1,170)	(881)
Increase in accounts payable	1,084	462
Increase in accrued liabilities	1,642	1,143
Decrease in accrued restructuring charges	(1,034)	(1,524)
Increase in deferred revenue	2,561	3,211

Net cash provided by operating activities	2,768	4,931

INVESTING ACTIVITIES:
Purchases of marketable investments	(14,268)	(16,883)
Maturities of marketable investments	32,233	25,313
Purchases of property and equipment	(390)	(104)
Proceeds on sale of asset	200	—
Increase in long-term equity investments	(403)	—
Increase in other long-term assets	(119)	(256)

Net cash provided by investing activities	17,253	8,070

FINANCING ACTIVITIES:
Repurchase of common stock	(1,750)	(970)
Proceeds from exercise of stock options	759	397

Net cash used in financing activities	(991)	(573)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(175)	(130)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,855	12,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,325	37,903

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,180	$50,201

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2005 presentation.

NOTE 2. ACQUISITION OF BUSINESSES

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

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $3,969 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $177 and $15 has been recorded for the three months ended March 31, 2005, related to purchased product rights and non-contractual customer relationship assets, respectively, arising from this acquisition.

Entrust Japan

On September 13, 2004, the Company completed the acquisition, in exchange for $1,560 in cash, of 1,700,000 shares of voting common stock of Entrust Japan Co., Ltd. (“Entrust Japan”), a privately-held company engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market, with an exclusive license to market and sell the Company’s products in Japan. The acquisition allows the Company to strengthen and expand its presence in Japan in order to improve its ability to service Japanese customers. This acquisition of shares increased the Company’s ownership interest in Entrust Japan from 37% to 99% of the outstanding voting stock. The Company made an original investment of $393 for approximately 10% of the common stock in 1998. In April 2002, the Company increased its investment to approximately 37%, through the contribution of $1,481 of cash and cash deposits and $385 of the Company’s products and exclusivity rights, at which time the Company began accounting for its investment in Entrust Japan in accordance with the equity method. The Company had recorded cumulative losses from its investment in Entrust Japan of $1,757 since its increased investment in the second quarter of 2002, prior to the September 2004 acquisition.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $1,669, which included the remaining balance of the Company’s equity investment in Entrust Japan immediately prior to the September 2004 purchase, was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Entrust Japan have been included in the Company’s consolidated financial statements commencing from September 13, 2004, the effective date of the acquisition for accounting purposes. Amortization of $19 has been recorded for the three months ended March 31, 2005, related to the non-contractual customer relationship asset purchased as part of this acquisition.

The Company is presently in discussions to purchase the remaining minority interest shareholdings, equal to approximately 1% of the outstanding voting shares of Entrust Japan, for a nominal value. It is expected that these purchases will be concluded in the second quarter of 2005.

The following unaudited pro forma data summarize the combined results of operations of the Company, including the acquired business assets of AmikaNow! and operations of Entrust Japan for the three months ended March 31, 2004, as if the acquisitions had taken place as of the beginning of the respective periods and, accordingly, include a full period’s amortization of the assets related to purchased product rights and non-contractual customer relationships in each period shown.

Three Months Ended March 31, 2004
Revenues	$23,504
Net income (loss)	(249)
Basic and diluted net income (loss) per share	(0.00)

NOTE 3. ASIA DIGITAL MEDIA JOINT VENTURE

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a certain subscription agreement that was subsequently amended, and then amended and restated (“Subscription Agreement”), which closed on December 17, 2004.

The parties agreed that: (i) the Company would directly subscribe for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2,000 and in-kind contribution of $1,300, both of which after intercompany profit eliminations aggregated to $3,088; (ii) ADML Holdings, Ltd. (“ADML Holdco”), in which the Company held a 14.3% ownership interest, would directly subscribe for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana Wireless, Incorporated (“Ohana”); (iii) the remaining capital stock of Asia Digital Media would be owned by two investors and China Aerospace New World Technology Limited, a company incorporated in Hong Kong (“CANW”), in exchange for cash and/or in-kind contributions.

After the closing, the Company’s total direct and indirect equity holdings in Asia Digital Media were approximately 25.3%. During the first quarter of 2005, the Company received additional shares of common stock of Asia Digital Media in reimbursement for legal costs incurred by the Company on behalf of Asia Digital Media during its formation and for administrative services provided by the Company. These additional shares were valued at $403 and resulted in an increase of the Company’s total direct and indirect equity holdings in Asia Digital Media to 27.2% at March 31, 2005. However, this may change in the future for reasons that may include the exercise of the warrant received by the Company in connection with the Ohana Restructuring or as a result of an anti-dilution option granted to certain investors in Asia Digital Media.

Beginning in December 2004, the Company has accounted for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $230, in its condensed consolidated statement of operations for the three months ended March 31, 2005. The Company has recorded cumulative losses from its investment in Asia Digital Media of $597 since its investment in the fourth quarter of 2004.

Dr. Anthony E. Hwang, a director of the Company, and Mr. F. William Conner, Chairman, President and Chief Executive Officer of the Company, became directors of Asia Digital Media on December 17, 2004.

NOTE 4. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

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

SFAS No. 123(R) is effective for the first annual period beginning after June 15, 2005 and, therefore, the Company will adopt SFAS No. 123(R) and begin recognizing compensation expense for employee stock options as of January 1, 2006. The Company plans to adopt SFAS No. 123(R) using the modified-prospective transition method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. For all options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no material impact on the overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income (loss) and earnings per share in the following table.

	Three Months Ended March 31,
	2005	2004
Net income, as reported:	$964	$519
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(1,511)	(2,619)

Pro forma net loss	(547)	$(2,100)

Net income (loss) per share:
Basic—as reported	$0.02	$0.01
Basic—pro forma	$(0.01)	$(0.03)
Diluted—as reported	$0.02	$0.01
Diluted—pro forma	$(0.01)	$(0.03)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three months ended March 31, 2005 and March 31, 2004 was estimated at $1.87 and $3.86 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended March 31,
	2005	2004
Expected option life, in years	5	5
Risk free interest rate	3.20%	3.02%

Dividend yield	—	—
Volatility	58%	106%

The Company recorded amortization of unearned compensation of $11 and $23 into compensation expense for the three months ended March 31, 2005 and 2004, respectively, related to options granted to non-employees and restricted stock issued in a prior period.

Stock Option Plans

The following tables summarize information concerning outstanding options and warrants as at March 31, 2005:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number of Options and Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options and Warrants Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	310,042	2.9 years	$2.09	289,738	$2.08
$2.46 to $4.99	6,366,566	8.1 years	3.60	3,627,024	3.84
$5.01 to $6.72	598,742	5.7 years	5.47	602,942	5.47
$6.75 to $6.86	2,547,287	6.7 years	6.75	2,547,229	6.75
$6.87 to $10.00	4,060,150	6.1 years	6.89	4,060,150	6.89
$10.01 to $50.00	547,632	5.0 years	21.51	540,340	21.64
$50.01 to $112.50	15,800	5.0 years	74.72	15,800	74.72

Total:	14,446,219		$5.88	11,683,223	$6.39

The following table sets forth a comparison as of March 31, 2005, of the number of shares subject to options with exercise prices at or below the closing price per share of the Company’s Common stock on March 31, 2005 (“In-the-Money” options) to the number of shares of the Company’s Common stock subject to options with exercise prices greater than the closing price per share of the Company’s Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of March 31, 2005 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	2,024,052	2,179,747	4,203,799	29%
Out-of-the-Money	9,659,171	583,249	10,242,420	71%

Total Options Outstanding	11,683,223	2,762,996	14,446,219	100%

(1)	The closing price of the Company’s Common stock was $3.75 on March 31, 2005, as reported by The NASDAQ National Market.

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

The Board of Directors’ decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No. 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options now, the Company is not required to record any amount of compensation expense in the first fiscal quarter of 2005 for such accelerated stock options, as the exercises prices exceed the market price at the date of acceleration. The Company believes that acceleration of the 2.8 million stock options, based on the Company’s implementation date for SFAS No. 123(R) of January 1, 2006, will eliminate the need for recognizing future compensation expense of approximately $2.7 million. The Company further believes that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

NOTE 5. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. The Company’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. For the three months ended March 31, 2005 the Company re-purchased 433,000 shares of its Common stock for a total cash outlay of $1,750, at an average price of $4.04 per share, including commissions paid to brokers. As of March 31, 2005, the Company has repurchased 4,323,640 shares of its Common stock under this program, for a total cash outlay of $14,941, at an average price of $3.46 per share, including commissions paid to brokers.

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

NOTE 6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk, to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the three months ended March 31, 2005:

	Three Months Ended March 31,
	2005	2004
Allowance for doubtful accounts, beginning of period	$988	$4,032
Provision for (reduction in) doubtful accounts, net	150	(1,181)
Reallocation to accrued liabilities to provide for costs associated with settlement agreement	—	(698)
Amounts written-off, net of recoveries	(37)	(172)

Allowance for doubtful accounts, end of period	$1,101	$1,981

NOTE 7. ACCRUED RESTRUCTURING CHARGES

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $400 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2005, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $100 in fiscal 2006, $100 in fiscal 2007, $200 in fiscal 2008 and $100 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at March 31, 2005:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2005
	(in millions)
Consolidation of excess facilities	$1.2	$0.3	$0.9

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $2,500 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2005, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,500 in fiscal 2006, $5,100 in fiscal 2007, $4,700 in fiscal 2008 and $12,400 in fiscal 2009 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the June 2001 plan at March 31, 2005:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2005
	(in millions)
Consolidation of excess facilities	$28.8	$0.6	$28.2
Discontinuance of non-core products and programs	0.1	0.1	—

Total	$28.9	$0.7	$28.2

As of March 31, 2005, the Company had estimated a total of $21,000 of sublease recoveries in our restructuring accrual. Of this amount, $20,700 is related to the Santa Clara facility. In addition, $6,400 of the $21,000 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 8. NET INCOME PER SHARE AND SHARES OUTSTANDING

Basic net income per share is computed by dividing the net income by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income per share if their effect is antidilutive. The dilutive effect of options to purchase Common stock under the treasury stock method for the three months ended March 31, 2005 and 2004 was 1,027,278 and 2,113,541, respectively, which increases the weighted average common shares outstanding used in the computation of diluted net income per share. However, 10,242,420 and 10,316,832 out-of-the-money options that had exercise prices in excess of the average market price for the three months ended March 31, 2005 and 2004, respectively, were excluded from the computation of diluted net income per share in accordance with the treasury stock method.

In the three months ended March 31, 2005, the Company issued 335,399 shares of Common stock related to the exercise of employee stock options.

NOTE 9. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At March 31, 2005, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at March 31, 2005, the Company did not hold any available for sale marketable investments.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. These strategic investments had no net remaining carrying value at March 31, 2005. Consistent with the Company’s policies for other long-lived assets, the carrying value of long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments, as a result of other than temporary declines in fair value.

In addition, the Company holds an equity interest in Asia Digital Media, which at March 31, 2005 represent approximately 27% of the voting share capital, through both direct and indirect investment in the joint venture, and is accounted for by the Company using the equity method of accounting for investments in common stock, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. See note 3 for additional discussion.

Revenues recorded by the Company from Asia Digital Media represented approximately 1% of total revenues for the three months ended March 31, 2005.

The Company did not generate any sales with companies in which it has made strategic equity investments recorded at cost in the three months ended March 31, 2005 and 2004.

NOTE 10. SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

The Company conducts business in one operating segment: namely, the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the Chairman, President and Chief Executive Officer on a geographic basis. Accordingly, the Company has included a summary of the financial information, on a geographic basis, as reported to the Chairman, President and Chief Executive Officer.

Geographic information

Revenues are attributed to specific geographical areas based on where the sales orders originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	Three Months Ended March 31,
	2005	2004
Revenues:
United States	$12,274	$13,051
Canada	5,968	4,544
Europe, Asia and Other	6,664	5,414

Total revenues	$24,906	$23,009

Income (loss) before income taxes:
United States	$457	$90
Canada	1,035	358
Europe, Asia and Other	(154)	200

Total income before income taxes	$1,338	$648

	March 31, 2005	December 31, 2004
Total assets:
United States	$108,148	$110,988
Canada	38,405	29,837
Europe, Asia and Other	3,368	5,058

Total	$149,921	$145,883

NOTE 11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$964	$519
Foreign currency translation adjustments	(189)	(146)

Comprehensive income	$775	$373

NOTE 12. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2004. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding.

NOTE 13. CONTINGENCIES

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

We sell our products and services in both the enterprise and government market space. In Q1, 2005, 68% of our product sales were in our extended government vertical market, which includes healthcare. This was an increase from Q1 and Q4 of 2004 both in dollars and percent of revenues. The increase in revenue in the quarter was driven by key global projects that have started to increase product purchases. In many of these projects, we have been providing services for several quarters and are now realizing the product revenues associated with those projects. We are well positioned in both markets, and we see growth opportunities in each area. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, and the United Kingdom and across continental Europe. As governments continue to increase spending on e-government initiatives and information security projects, we are well positioned to help them.

In Q1, 2005, 32% of our product sales were in our extended enterprise vertical market. This is a decrease from 83% a year ago and represented an overall decrease of $2.3 million from Q1, 2004 and $5.2 million from Q4, 2004. The decrease in product revenues in the enterprise market in the quarter was driven by seasonal product revenue patterns. Enterprises are being driven by legislation and regulation to increase data security and secure the identities of their employees, their suppliers, partners and customers. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. In the enterprise market, the need for a deeper integration with partners, suppliers and customers, coupled with the need for security and lower costs, continue to be key drivers for our customers to purchase our offerings.

Budgets, timing and allocation of budget dollars continue to keep us guarded on our growth expectations in the remainder of the year. We feel the market environment is better than it has been in the last two years, but this market could still cause quarterly fluctuations in our product revenue attainment.

We rely significantly on large deals in each quarter. Our software revenue from our top five customers in Q1, 2005 was approximately 15% of our total revenue in that quarter. This was within our historical range, which is generally between 10% and 25%. We had two deals over $1 million in Q1, 2005, as opposed to three in Q4, 2004 and one in Q1, 2004. Although our revenue in the second half of 2004 and Q1, 2005 allowed us to return to profitability, we continue to be impacted on our software revenue by the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

In order to take advantage of our market opportunities, we have a marketing organization focused on creating brand awareness and new business opportunities for us. In early 2005, we launched a marketing campaign, “Securing Your Digital Life” that showcases how our solutions enable customers to solve key business issues such as identity theft, email security, compliance and digital certificates for the ever-growing number of devices that require identities. Key branding initiatives include Web marketing (including search engine optimization for keyword searches and pay-per-click advertising), public relations initiatives, tele-prospecting and sponsorships of key security and government events and forums.

Assisting us in our growth strategy in this market will be our ability to serve as the trusted advisor to our clients. In this capacity we will continue to expand our offerings by building new products and solutions, partnering with technology providers and bringing it together for the customer with our services offerings. Our services group gives us the capabilities to help our customers deploy a total solution that meets their demands for securing digital identities and information. In Q1, 2005, our services team achieved their highest quarterly revenue in over three years. Our services revenues increased 7% from Q1, 2004, and 4% from Q4, 2004. We believe that the investment in services is paying off. We remain positive on our outlook for services in 2005. However, budgets, adoption of our software and our ability to leverage our services partners could all impact our ability to create services revenue.

We earn revenue by providing both software and services to our customers. We earn software revenue mainly on a per-user basis under a perpetual licensing agreement that we enter into with each customer. We earn services revenue by providing support and maintenance to our customers along with professional services for the planning, architecture and deployment of our products and services. In Q1, 2005, 32% of our revenue was from product sales and 68% was from services and maintenance, compared to 40% from product and 60% from services and maintenance in Q4, 2004, and 32% from product and 68% from services and maintenance in Q1, 2004. Over the last three years, we have become a more services-led company as we have been focused on helping our customers deploy our products. In 2005, we will continue to focus on providing services to our customers, but we will also look to increase the percentage of software sales in relation to services, primarily through the introduction of new software products.

Over the past three years, we have focused on keeping our cost structure in line with our current revenue opportunities. In the second quarter of 2003, we restructured the Company and established a goal of reaching breakeven by the end of 2003. In the fourth quarter of 2003, we met this goal and produced a $60 thousand net profit. We followed that accomplishment up with net profits of $519 thousand, $493 thousand and $2.6 million in Q1, Q3, and Q4, 2004, respectively. In Q1, 2005 we achieved net income of $964 thousand which compares favorably to our net income for 2004 of $1,078 thousand. This achievement was an important step in our strategy of returning the Company to a growth and leadership position.

We have a history of providing valued security solutions to our customers. In 2004, we released a number of new products that are beginning to be deployed in the market. Evidence of new product deployment came in the second quarter of 2004 as each of our top five deals in the quarter contained at least one component of our newly released product offerings. Key in the third quarter of 2004 was the commercial release of Entrust Entelligence Compliance Server. This product is a Linux-based appliance that helps enterprise and government customers enable real-time e-mail compliance. This content scanning technology, based on the technology we acquired in our asset purchase from AmikaNow! Corporation (“AmikaNow!”), automatically enforces e-mail policy pertaining to individual privacy, intellectual property protection, anti-spam, vulgarity, and regulatory mandates such as HIPAA, the Sarbanes-Oxley Act and the Gramm-Leach Bliley Act.

To assist customers in protecting e-mail messages identified as private or sensitive, we also announced enhancements to our boundary and desktop e-mail security products, vastly increasing our secure messaging portfolio.

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

In the fourth quarter of 2004, we released a new solution, Entrust IdentityGuard, a new strong authentication product designed to reduce the impact of identity theft, a fraudulent and criminal activity that has damaged confidence in on-line transactions. With the dramatic rise of attacks such as “phishing”, enterprises and their customers are seeking more cost-effective and flexible ways to protect users’ identities. Entrust IdentityGuard provides an affordable, easy-to-implement and deployable second-factor authentication solution that makes users less vulnerable to fraud, while helping organizations reduce the financial losses associated with identity theft. In the first quarter of 2005, we announced Entrust IdentityGuard for Microsoft Windows. Entrust IdentityGuard for Microsoft Windows enhances today’s practice of protecting user’s desktops with simple usernames and passwords by adding a second factor of authentication that can fit seamlessly into the Windows environment.

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

BUSINESS OVERVIEW

During the first quarter of 2005, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $24.9 million represented an 8% increase over the first quarter of 2004, and consisted of 32% product sales and 68% services and maintenance. Services and maintenance revenues increased 7% over the first quarter of 2004, due to improved demand for both consulting services and support and maintenance services, while product revenues increased 11% from the first quarter of 2004, driven by an improved product transaction closure rate and higher average purchase value compared to the same quarter of 2004. Net income for the first three months of 2005 was $1.0 million, or $0.02 per share, compared to a $0.5 million net income, or $0.01 per share for the same period of 2004, with total expenses increasing 6% to $24.2 million. In addition, we generated $2.8 million in cash flow from operations in the first quarter of 2005, compared to a cash flow of $4.9 million in the same quarter of 2004. Entrust Secure Identity Management Solutions accounted for 77% of product revenue, which is an increase of 77% from Q1, 2004 and a decrease of 19% from Q4, 2004. Entrust Certificate Services revenues, a component of our Secure Identity Management solutions suite, increased 40% over Q1, 2004 and 1% over Q4, 2004. Entrust Secure Messaging Solutions accounted for 14% of product revenue, which is an increase of 194% from Q1, 2004 and a decrease of 52% from Q4, 2004. In the quarter, we had two new Entrust Compliance Server customers. Entrust Secure Data Solutions accounted for 9% of product revenue, which is a decrease of 79% from Q1, 2004 and a decrease of 18% from Q4, 2004. Extended Government accounted for 68% and Extended Enterprise accounted for 32% of the product revenue in the quarter. Government product revenue exceeded Enterprise product revenue for the first time in eight quarters and highlights the revenue diversity and vertical balance achieved over the last two years. The financial vertical accounted for approximately 6% of first quarter 2005 product revenues.

Other highlights from the first quarter of 2005 included:

•	The top five product transactions accounted for 15% of Q1, 2005 revenues. There were two product deals over $1 million. The average purchase size this quarter was $106,000, up from $103,000 in Q1, 2004 and down from $127,000 in Q4, 2004. Total transactions in Q1, 2005 reached 64, which is up from 62 in Q1, 2004, and down from 75 in Q4, 2004. Over 10% of total transactions were from our key target product areas of IdentityGuard, Secure Messaging and Certificates.

•	Entrust services revenue was $16.8 million, an increase of 7% from Q1, 2004 and an increase of 4% from Q4, 2004. This was our highest services revenue attainment in three and a half years. The increase was driven by our second highest ever support and maintenance revenue and increased third party hardware sales.

•	This was Entrust Certificate Services 10th consecutive quarterly increase in revenue. In the quarter, we had three new Entrust IdentityGuard customers.

•	Deferred revenue was $25.5 million, which is an increase of 29% from Q1, 2004 and an increase of 11% from Q4, 2004.

•	We announced that the Entrust IdentityGuard system, a consumer authentication product that delivers break through economics and simplicity for the mass market, has been selected by Arbetsmarknadsverket (AMV), the Swedish National Labor Market Administration, to provide second factor authentication for its internal employees. This new, innovative product for countering on-line identity theft and phishing, provides the necessary security to AMV while allowing AMV to rapidly integrate and deploy the solution at a lower cost than traditional hardware-based authentication products.

Our key technology-related accomplishments during the first quarter of 2005 included the following:

•	We announced an easy-to-use strong authentication solution for securing Microsoft Windows environments. Entrust IdentityGuard for Microsoft Windows enhances today’s practice of protecting user desktops with simple usernames and passwords by adding a second factor of authentication that can fit seamlessly into the Windows environment. It will provide organizations around the globe working to address the risk of unauthorized access with an affordable and easy to deploy option for increasing enterprise security and complying with regulatory requirements.

•	We announced the planned addition of several new delivery methods to its secure e-mail gateway appliance, Entrust Entelligence™ Messaging Server. Building upon its current capabilities of industry-standard S/MIME and secure web mail communications, we will be adding support for PGP, enhancing our Web mail capabilities, and integrating with the Adobe LiveCycle Policy Server. As a result, organizations will be able to centrally control how their email messages will be protected, and can more flexibly adapt to the needs and capabilities of internal and external message recipients.

•	We announced new digital certificate management solutions to help assist organizations in managing the increasing number of security-aware devices and applications within their networks. The solutions focus on management capabilities to substantially reduce the administrative cost and effort associated with these identities, which now serve as a significant challenge as the number of devices and applications rapidly grow. By leveraging these certificates, customers benefit by having network devices authenticate to each other, helping to enhance the security and integrity of their infrastructure at the network level. Such device management can help guard against unauthorized access, infection from worms, and malicious code or applications. In most organizations, native certificate management capabilities of these devices has been limited, forcing them to engage in costly labor intensive processes to issue, renew and revoke their certificates.

•	We announced that we have become a sponsoring member of the Anti-Phishing Working Group (APWG). The APWG is an organization focused on eliminating identity theft and fraud that result from the growing problem of phishing and e-mail spoofing. We will use our technological expertise and work with the organization to help educate consumers and businesses on ways to help combat these threats to increase trust in e-commerce.

CRITICAL ACCOUNTING POLICIES

In the first quarter of 2005, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

Revenues from perpetual software license agreements are recognized when we have received an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is reasonably assured, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. License revenues are generated both through direct sales to end users as well as through various partners, including system integrators, value-added resellers and distributors. License revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. We are notified of a sale by a reseller to the end user customer in the same period that the actual sale took place. We do not offer a right of return on sales of our software products.

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

At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable at the onset, we recognize revenue when the fee becomes fixed and determinable. We assess if collection is reasonably assured based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash.

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

We also eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During the first quarter of 2005, we sold services to Asia Digital Media with a fair value of $0.3 million, which after intercompany profit eliminations related to our direct and indirect ownership at March 31, 2005 of approximately 27%, was recognized as $0.2 million of net revenues.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 37% of gross accounts receivable at March 31, 2005, compared to 39% of gross accounts receivable at March 31, 2004. One customer accounted for 11% of net accounts receivable at March 31, 2005. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of March 31, 2005, the total accounts receivable is $19.1 million, net of an allowance for doubtful accounts of $1.1 million, compared to $16.2 million, net of an allowance for doubtful accounts of $1.0 million, as of December 31, 2004.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for restructured facilities, of $28.2 million at March 31, 2005, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at March 31, 2005, we estimated a total of $21.0 million of sublease recoveries in our restructuring accrual. Of this amount, $20.7 million is related to the Santa Clara facility. In addition, $6.4 million of the $21.0 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

The workforce portion of the restructuring plan included severance and related costs of $4.8 million for 151 positions from all of our functional areas and had been completed by December 31, 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009 (primarily from excess space in our Santa Clara, California and Addison, Texas facilities) and accelerated amortization on related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, we recorded $4.1 million of charges during 2003 related to these facilities, including $1.3 million for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess space in our facilities. The total amount of the workforce and facilities charges was $8.9 million.

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $1.2 million at March 31, 2005 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at March 31, 2005 includes a total of $0.5 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Since 2001, we have recorded a total of $14.8 million of impairment charges with respect to our long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. As a result, we have no other strategic investments recorded as of March 31, 2005. However, we do have $4.2 million of investments as of March 31, 2005 that we account for under the equity basis of accounting, which represent our direct and indirect equity ownership in Asia Digital Media and its subsidiaries. Asia Digital Media is a joint venture, involving us and several other investors, formed for the purpose of delivering secure technology solutions enabling HDTV satellite broadcasting, high-speed internet and on-line transaction services to the Chinese market.

Our investment in Asia Digital Media began as a loan to Ohana of $650 thousand in 2003, which was convertible into equity of Ohana. In the second quarter of 2004 this was increased to $950 thousand through two disbursements. In July 2004, this loan was further increased to $1.225 million. This amount was further increased to $1.5 million through a final disbursement in the fourth quarter of 2004. We determined that the loan was unlikely to be repaid but rather expected it to be converted into equity in ADML Holdings, Ltd. (“ADML Holdco”), once Ohana became a wholly owned subsidiary of ADML Holdco in connection with the Ohana Restructuring. On an as-converted basis at September 30, 2004, we would have held the equivalent of approximately 12% ownership share of ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Beginning the third quarter of 2004, we had accounted for our investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we included our share of post-acquisition losses of Ohana, prior to the Ohana Restructuring, in the amount of $193 thousand in our consolidated net income for the 2004 fiscal year. The Ohana Restructuring closed on November 16, 2004 and we received approximately 14.3% of the issued common shares of ADML Holdco, together with a warrant that may become exercisable for additional shares of ADML Holdco upon the happening of certain events. See note 3 to our condensed consolidated financial statements for additional information.

On September 16, 2004, we and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement that was subsequently amended, and then amended and restated (“Subscription Agreement”), which closed on December 17, 2004. We directly subscribed for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2.0 million and in-kind contributions of software products and professional services totaling $1.3 million. Of this amount, $1.1 million was recorded on account of the in-kind contributions as revenue in the fourth quarter of 2004, net of intercompany profit eliminations. Also, ADML Holdco, in which we hold an approximate 14.3% ownership interest for our $1.5 million investment, directly subscribed for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana. The remaining capital stock of Asia Digital Media is owned by two investors and China Aerospace New World Technology Limited, a company incorporated in Hong Kong. During the first quarter of 2005, we received additional shares of common stock of Asia Digital Media in reimbursement for legal costs incurred by us on behalf of Asia Digital Media during its formation and for administrative services that we provided. These additional shares were valued at $403 thousand and resulted in an increase of our total direct and indirect equity holdings in Asia Digital Media to 27.2% at March 31, 2005. However, this may change in the future for reasons that include the exercise of the warrant received by us in connection with the Ohana Restructuring or as a result of an anti-dilution option granted to certain investors in Asia Digital Media. Beginning the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $230 thousand in our consolidated net income for the first quarter of 2005. See note 3 to our consolidated financial statements for additional information. We have recorded cumulative losses from our investment in Asia Digital Media of $597 thousand since the investment in the fourth quarter of 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $128.5 million as of March 31, 2005, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $104.0 million and $24.5 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Stock-Based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to contribute to our success by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options may be granted to employees when they first join us, when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. Stock options may also be granted in specific circumstances for retention or reward purposes. The Compensation Committee of the Board of Directors may, however, grant additional options to executive officers and key employees for other reasons. Under the stock option plans, the participants may be granted options to purchase shares of Common stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years and generally expire ten years from the date of grant.

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At March 31, 2005, approximately 71% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

We account for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense is reflected in net income (loss) for grants to employees under these plans, when the exercise price for options granted under these plans is equal to the market value of the underlying Common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and, therefore, no stock-based compensation costs are reflected in earnings for these options in these periods.

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to create a net loss for the three months ended March 31, 2005 of $547 thousand, compared to a net loss of $2.1 million for the three months ended March 31, 2004, and consequently, we would have reported a net loss per share of $0.01 for the three months ended March 31, 2005, compared to a net loss per share of $0.03 for the three months ended March 31, 2004. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 4 to our condensed consolidated financial statements, included in this report. As an illustration, because of significant movement in the market value of our stock price, the percentage of total options outstanding that were considered to be “In the Money” (options with exercise prices at or below the closing market price per share) went from 35% at June 30, 2004 down to 12% at September 30, 2004 and then back up to 31% by December 31, 2004.

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25 and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS No. 123(R) is effective for the first annual period beginning after June 15, 2005 and, therefore, we will begin recognizing compensation expense related to employee stock options as of January 1, 2006.

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

In addition, we are currently considering the use of restricted stock units and stock appreciation rights in future incentive compensation plans for employees and members of the Board of Directors, in place of or in combination with stock options to purchase shares of our stock.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues:

Product	32.4%	31.5%
Services and maintenance	67.6	68.5

Total revenues	100.0	100.0

Cost of revenues:
Product	3.9	3.5
Services and maintenance	35.0	33.3
Amortization of purchased product rights	0.8	—

Total cost of revenues	39.7	36.8

Gross profit	60.3	63.2

Operating expenses:
Sales and marketing	28.9	27.8
Research and development	16.7	20.2
General and administrative	11.7	14.5

Total operating expenses	57.3	62.5

Income from operations	3.0	0.7

Other income (expense):
Interest income	2.1	1.2
Gain on sale of asset	0.8	—
Foreign exchange gain	0.4	1.8
Loss from equity investments	(0.9)	(0.9)

Total other income	2.4	2.1

Income before income taxes	5.4	2.8
Provision for income taxes	1.5	0.5

Net income	3.9%	2.3%

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

Revenues from perpetual software license agreements are recognized as revenue when we have received a copy of an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is reasonably assured, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. We are notified of a sale by a reseller to the end user customer in the same period that the actual sale took place. We do not offer a right of return on sales of our software products.

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

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon separate sales of renewals of separate maintenance and support contracts. Fair value of future services training or consulting services is based upon separate sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

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

Total Revenues

Total revenues were $24.9 million for the three months ended March 31, 2005, which represented an increase of 8% from the $23.0 million of total revenues for the three months ended March 31, 2004. Total revenues derived from North America of $18.2 million for the three months ended March 31, 2005 represented an increase of 3% from the $17.6 million for the three months ended March 31, 2004, while the total revenues derived from outside of North America of $6.7 million for the three months ended March 31, 2005 represented a increase of 24% from the $5.4 million for the three months ended March 31, 2004. The overall increase in total revenues in the first quarter of 2005, when compared to the same quarter of 2004, was driven primarily by an improved closure rate for product transactions in the first quarter of 2005, particularly in North America. The improvement in North America was experienced mainly in the extended government market, the revenues from which grew in the United States to $6.4 million for the three months ended March 31, 2005, representing a 49% increase from $4.3 million of extended government revenues for the same period of 2004. Services revenue continued to be strong in the first quarter as we were able to renew nearly 96% of the quarter’s support agreements, giving us our second highest support revenue quarter in the our history. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. The United States and Canadian governments represented 23% and 10% of total revenues in the first quarter of 2005, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 7% and 8% of total revenues in the first quarter of 2005, respectively. No other individual customer accounted for 10% or more of total revenues in the three months ended March 31, 2005.

Product Revenues

Product revenues of $8.1 million for the three months ended March 31, 2005 represented an increase of 13% from the $7.2 million for the three months ended March 31, 2004, representing 32% and 31% of total revenues in the respective periods. The increase in the first quarter of 2005 when compared to the same quarter in 2004 is primarily due to the return of strong product revenue contribution from our Government vertical and continuing strength in our Secure Identity Management and Secure Messaging solution areas. The revenues generated from government customers were particularly strong this quarter, representing 68% of product revenues. This was our highest government product revenue in nearly three years and was driven mainly by US Federal Agencies’ need for strong authentication, secure email and secure data. However, new project purchases remain subject to governmental budgetary constraints, particularly in the United States, so that these revenues will fluctuate from period to period. In addition, we experienced an improved product transaction closure rate. Highlighting this trend, we had 64 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the first quarter of 2005, up from 62 in the same quarter of 2004, or a 3% increase. More importantly, the impact on revenues was amplified by the fact that the average product revenue transaction size increased from $103 thousand for the first three months of 2004 to $106 thousand for the same period of 2005, or an increase of 3%. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues decreased from 17% for the first quarter of 2004 to 15% for the same quarter of 2005. However, in the quarter we had two product deals over one million dollars, which is up from one such transaction in the first quarter last year. Product revenues as a percentage of total revenues was consistent between the first quarter of 2005 and 2004, due to equally strong demand for product and services.

Services and Maintenance Revenues

Services and maintenance revenues of $16.8 million for the three months ended March 31, 2005 represented an increase of 6% from the $15.8 million for the three months ended March 31, 2004, representing 68% and 69% of total revenues in the respective periods. The increase in services and maintenance revenues in the first quarter of 2005 compared to the same quarter of 2004 is due to strong demand for our architecture and deployment services, as well as improved support and maintenance revenue. The improved revenues have been driven by increased professional services revenues of $0.8 million, primarily due to a $0.5 million growth in third party hardware revenues, and support and maintenance revenues, and related support contract renewals, which grew $0.3 million for the first quarter of 2005 when compared to the same quarter of 2004 partly due to the acquisition of Entrust Japan during the third quarter of 2004 and continue to be at the highest levels in our history. This was partially offset by a slight decline in revenues from our North American professional services team in the first quarter of 2005 compared to the same quarter of 2004. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in 2004 and 2005 in conjunction with partners, as our solutions are now easier to deploy and consequently, we have seen an increase in services revenue over the past year driven by increased third party services and hardware revenue globally. Services and maintenance revenues as a percentage of total revenues in the first three months of 2005 was consistent when compared to the same period of 2004, which reflected equal strength of demand for our services and maintenance business as well as our products in the first quarter of 2005 compared to the same quarter of 2004.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development and general and administrative. Total expenses of $24.2 million for the three months ended March 31, 2005 represented an increase of 6% from $22.8 million for the three months ended March 31, 2004. The increase from the first quarter of March 31, 2004 was due primarily to the impact of additional costs associated with third party professional services subcontractors, software and hardware incurred to generate revenues. As of March 31, 2005 we had 492 full-time employees globally, compared to 503 full-time employees at March 31, 2004 and 491 full-time employees at December 31, 2004. No employees are covered by any collective bargaining agreements.

Cost of Revenues

Cost of Product Revenues

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.0 million for the three months ended March 31, 2005, which represented a 19% increase from $0.8 million for the three months ended March 31, 2004, representing 4% of total revenues in each of the respective periods. While the cost of product revenues as a percentage of total revenues remained consistent between the first quarter of 2004 and the same quarter of 2005, the $0.2 million increase in third-party royalties was primarily due to a slight shift in the mix of product sales in the first quarter of 2005 to products that incorporate third party technology. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $8.7 million for the three months ended March 31, 2005, which represented a 13% increase from $7.7 million for the three months ended March 31, 2004, representing 35% and 33% of total revenues for the respective periods. The increase in the cost of services and maintenance revenues in absolute dollars in the first quarter of 2005 compared to the same quarter of 2004 was due to the effect of increased costs associated with third party subcontractor and hardware costs, which resulted in a $0.8 million increase in the cost structure of our professional services team, despite improved revenue performance, and by increased investment in our support and maintenance team of $0.2 million, through the addition of Entrust Japan resources in the third quarter of 2004. The increase in the cost of services and maintenance revenues as a percentage of total revenues in the first three months of 2005 compared to the same period of 2004 reflected the shift in the mix of services and maintenance revenues toward third party services and hardware which are lower margin revenues. Therefore, despite our ability to grow services and maintenance revenues, the incremental cost of these revenues was higher because of the need to utilize third parties to service these revenues. We estimate that our professional services team is staffed to deliver approximately $15.5 million per quarter in services and maintenance revenues. Our strategy is to fulfill demand beyond that capacity, whether it be services or hardware, through third parties. Naturally, these third party services carry a significantly lower margin than our in-house services team. However, these third party costs are variable in nature, allowing us to more easily to adjust to meet changes in demand.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 48% for the three months ended March 31, 2005 and 51% for the three months ended March 31, 2004. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues in the first quarter of 2005, compared to the same quarter of 2004, was primarily due to the utilization of lower margin third party services and hardware to service the improved demand for our professional services and the addition of support staff and resources in late 2004. The increases in professional services revenues that required the use of third party resources with the accompanying lower margin attainment, accounted for a one-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the first three months of 2005 when compared to the same period of 2004. Also, the addition of support resources resulted in a two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the first three months of 2005. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses

Operating Expenses—Sales and Marketing

Sales and marketing expenses increased from $6.4 million for the three months ended March 31, 2004 to $7.2 million for the comparable period in 2005. Sales and marketing expenses represented 29% of total revenues for the three months ended March 31, 2005, compared to 28% for the comparable period in 2004. The increase in absolute dollars was due mainly to reduced costs in the first quarter of 2004 as a result of the collection of a long outstanding receivable during the first quarter of 2004, which netted an approximate $1.3 million recovery, which was recorded as a reduction in selling and marketing expenses in the first quarter of 2004. However, this increase was partially offset by savings achieved through the continued management discipline with respect to spending, which resulted in cost efficiencies within the sales team of approximately $0.3 million in the first quarter of 2005. The slight increase in sales and marketing expenses as a percentage of total revenues for the first quarter of 2005, compared to the same quarter of 2004, reflected the net effect of cost savings realized through reduced spending through efficiencies and cost discipline achieved in our sales processes, which decreased sales and marketing expenses as a percentage of total revenues by two-percentage points, offset by a five-percentage point increase due to the bad debt recovery that occurred in the first quarter of 2004. In addition, these savings were complemented by a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues for the first quarter of 2005, due to improved revenue achievement compared to the same quarter of 2004. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first quarter of 2005, the allowance for doubtful accounts increased by $0.1 million to $1.1 million due primarily to the overall increase in the accounts receivable balances when compared to December 31, 2004, which required the provision for additional general reserves.

Operating Expenses—Research and Development

Research and development expenses decreased to $4.2 million for the three months ended March 31, 2005 from $4.6 million for the comparable period in 2004. Research and development expenses represented 17% of total revenues for the three months ended March 31, 2005, compared to 20% for the comparable period in 2004. The decrease in research and development expenses in absolute dollars for the three months ended March 31, 2005, compared to the same period in 2004, was due mainly to continued management discipline in spending and savings achieved, which reduced expenses in this area by approximately $0.7 million, despite an unfavorable shift in the exchange rate between Canada and the U.S. that increased reported expenses by $0.3 million, since the majority of these research and development expenses are denominated in Canadian dollars. Research and development expenses as a percentage of total revenues for the three months ended March 31, 2005 decreased compared to the same period in 2004, mainly due to a three-percentage point decrease as a result of reduced spending, offset by a one-percentage point increase due the shift in exchange rates. In addition, the improved revenues during the first quarter of 2005 accounted for a one-percentage point decrease in these expenses as a percentage of total revenues. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $2.9 million for the three months ended March 31, 2005 from $3.3 million for the comparable period in 2004. General and administrative expenses represented 12% of total revenues for the three months ended March 31, 2005, compared to 14% for the comparable period in 2004. The decline in general and administrative expenses in absolute dollars in the first quarter of 2005 compared to the same quarter of 2004 was due to the effect of continued management discipline in this area, with savings of $0.4 million. General and administrative expenses as a percentage of total revenues have decreased for the first three months of 2005 compared to the same period of 2004, due in large part to the reduction in spending, which accounted for one-percentage point of the decrease, and improved revenue achievement during the first quarter of 2005, which resulted in an additional one-percentage point decrease, as these expenses include a high degree of fixed costs. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights

Amortization of purchased product rights was $195 thousand for the first quarter of 2005, related to the acquisition of certain business assets from AmikaNow! during the prior year. This expense was recorded as a component of cost of revenues. There was no amortization expense in connection with acquisition-related intangibles in the first quarter of 2004.

Interest Income

Interest income increased to $528 thousand for the three months ended March 31, 2005 from $264 thousand for the three months ended March 31, 2004, representing 2% and 1% of total revenues in the respective periods. The increase in investment income from the first quarter of 2004 to the same quarter of 2005 reflected improved interest rates on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets during the last year. The funds invested decreased to $100.2 million at March 31, 2005 from $108.5 million at March 31, 2004. The rate of return on our marketable investments improved to approximately 3.0% in the first quarter of 2005 compared to a rate of return of just over 1.0% in the first quarter of 2004.

Gain on Sale of Asset

We recorded a gain on the sale of unused intellectual property assets during the first quarter of 2005 in the amount of $200 thousand. This type of sale is not expected to be a recurring event.

Loss from Equity Investments

We recorded $230 thousand of losses, net of intercompany profit eliminations, related to our investment in Asia Digital Media for the three months ended March 31, 2005. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

We recorded $209 thousand of losses related to our investment in Entrust Japan for the three months ended March 31, 2004. This investment was accounted for under the equity method of accounting for investments in common stock until acquisition on September 13, 2004, since we had the potential to significantly influence the operations and management of Entrust Japan. These losses represented our share of the operating losses of Entrust Japan on an equity accounting basis, based on an approximate 37% ownership interest in the voting capital of Entrust Japan up to the date of acquisition.

Provision for Income Taxes

We recorded an income tax provision of $374 thousand for the three months ended March 31, 2005, compared to $129 thousand for the same period of 2004. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $2.8 million in operating activities during the three months ended March 31, 2005. This cash inflow was primarily a result of a net income before non-cash charges of $2.8 million, an increase in deferred revenue of $2.6 million, and an increase in accounts payable and accrued liabilities of $2.7 million, partially offset by cash outflows resulting from a decrease in accrued restructuring charges of $1.0 million, an increase in accounts receivable of $3.1 million and an increase in prepaid expenses and other receivables of $1.2 million. Our average days sales outstanding at March 31, 2005 was 69 days, which represents an increase from the 54 days that we reported at December 31, 2004. The overall increase in days sales outstanding from December 31, 2004 was mainly due to lower in-quarter collections on the top product transactions compared to the fourth quarter of 2004, as a result of less favorable linearity of revenues during the first quarter of 2005, such that 58% of revenues were recorded in the third month of the first quarter compared to 44% in the third month of the fourth quarter of 2004. This effect was partially offset by strong collection efforts during the same period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the three months ended March 31, 2005, we generated $17.3 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $18.0 million (net of $14.3 million of marketable investment purchases) and from the proceeds on the sale of intellectual property assets of $0.2 million. This was partially offset by the investment of $0.4 million in property and equipment, primarily for computer hardware upgrades throughout our organization, $0.4 million in the Asia Digital Media equity investment and $0.1 million in other long-term assets related to capitalized software development costs.

We used cash of $1.0 million in financing activities during the three months ended March 31, 2005 primarily for the repurchase of our Common stock in the amount of $1.8 million, offset by $0.8 million of cash provided by the exercise of employee stock options.

As of March 31, 2005, our cash, cash equivalents and marketable investments in the amount of $100.2 million provided our principal sources of liquidity. Overall, we generated $0.9 million in cash, cash equivalents and marketable investments in the first quarter of 2005. Although we continue to target operating profitability, based on sustaining current revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2005 to satisfy the obligations provided for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

In addition, we announced in the third quarter of 2002 that we intend to repurchase up to an aggregate of 7.0 million shares of our Common stock over the 12-month period ending July 28, 2003, or an earlier date determined by our Board of Directors, in open market, negotiated or block transactions. In July 2003, we announced that our Board of Directors had agreed to extend the expiry date of the stock repurchase program to September 1, 2004 and to permit the purchase of up to 7,000,000 shares of our Common stock in addition to the 2,229,200 shares already purchased up to that time. In August 2004, we announced that our Board of Directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of our Common stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. The timing and amount of shares repurchased under this program will be determined by our management based on its evaluation of market and business conditions, and will be funded using available working capital. Since the announcement of the program in 2002, we have repurchased 4,323,640 shares of Common stock for an aggregate purchase price of $14.9 million, of which 433,000 shares were repurchased during the first quarter of 2005, at an aggregate purchase price of $1.8 million.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $29.1 million of accrued restructuring charges at March 31, 2005 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $21.5 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Other significant contractual obligations or commitments that were not recorded in our financial statements are listed below. A summary of our contractual commitments at March 31, 2005 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$22,797	$4,340	$8,111	$6,706	$3,640
Operating lease obligations – restructured facilities	36,842	6,019	12,370	12,780	5,673
Guaranteed payments to AmikaNow!	1,352	193	1,159	—	—
Other contractual obligations	500	500	—	—	—

Total	$61,491	$11,052	$21,640	$19,486	$9,313

In addition to the lease commitments included above, we have provided letters of credit totaling $9.4 million as security deposits in connection with certain office leases.

In August 2004, we signed a Distribution Agreement with Pointsec Mobile Technologies (“Pointsec”) to jointly develop and market data security products designed to protect information in laptop, desktop, PDA and server environments. Under this agreement, we have committed to certain payments to Pointsec totaling $1.5 million, of which $500 thousand remains due and is expected to be paid in the second quarter of 2005.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In the first quarter of 2005, our three largest customers accounted for 42% of revenues. In 2004, 2003 and 2002, our three largest customers accounted for 32%, 29% and 18% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting for 34% of gross accounts receivable at March 31, 2005, compared to 39% of gross accounts receivable at March 31, 2004. One customer accounted for 9% of net accounts receivable at March 31, 2005. As of March 31, 2005, the total accounts receivable is $19.2 million, net of an allowance for doubtful accounts of $1.1 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 68% of our product revenue in the first quarter of 2005 and 24% of product revenue in fiscal 2004. The U.S. and Canadian governments represented 23% and 10% of total revenues, respectively, in the first quarter of 2005, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

A decline, or delay in the growth of this market could reduce demand for our products, adversely affecting our revenues and results of operations. In addition, changes in Government officials as a result of elections could have an impact on our prospects in the Government market. Our ability to sell to the Government may also be impacted by changes to, or termination of, the supply agreement(s) we have in place with the Government, which from time to time come up for renewal and renegotiation. Finally, failure to properly monitor pricing on government contracts could result in liability for penalties to the government for non-compliance.

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $28.2 million at March 31, 2005, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.9 million at March 31, 2005, could have a material effect on our reported results.

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

In total we have invested $3.9 million in cash and $1.3 million in-kind in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity of ADML Holdco. Joint ventures have additional risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions. The success of Asia Digital Media depends in large part on conditions in the Chinese market and receipt of approvals required to export into China and conduct business there.

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

The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2005, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY
	(in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$29,011	$—	$—	$—
Investments classified as held to maturity marketable investments	26,814	12,438	5,777	—

Total amortized cost	$55,825	$12,438	$5,777	$—

Fair value	$55,816	$12,416	$5,731	$—

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

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, the European Union and Japan. This exposure is not considered to be material with respect to the United Kingdom, Japanese and European operations due to the fact that these operations are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through the Company’s Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but the expenses would be higher in a corresponding fashion and to a greater degree. Therefore, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.3 million in 2004, when compared to 2003, due to fluctuations in the exchange rate between the United States and Canadian dollars.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

During the first quarter of 2005, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $8.7 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past March 31, 2005. Similarly, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $8.7 million of expenses denominated in Canadian dollars in the second quarter of 2005.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic equity investments as of March 31, 2005.

In total we have invested $3.9 million cash and $1.3 million in-kind in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity in ADML Holdco.

Asia Digital Media is a company in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to develop any commercial product or service offerings. If no such offerings are developed, we could lose all or substantially all of our investment in these companies. Even if such offerings are developed, if the demand for these products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment or the remaining balance of the equity investment of $4.2 million at March 31, 2005 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Asia Digital Media. We have included our share of losses of Asia Digital Media, in the amount of $230 thousand in our consolidated income for the first quarter of 2005. We have recorded cumulative losses from our investment in Asia Digital Media of $597 thousand since the investment in the fourth quarter of 2004. To date, we have not recorded any impairment in connection with our investments in ADML Holdco and Asia Digital Media.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule13a-15(f) under Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (January 1, 2005 to January 31, 2005)	—	$—	—	9,522,300

Month #2 (February 1, 2005 to February 28, 2005)	44,404	3.93	44,404	9,477,896

Month #3 (March 1, 2005 to March 31, 2005)	388,596	4.05	388,596	9,089,300

Total	433,000	$4.04	433,000	9,089,300

(1)	On July 29, 2002, the Company announced that its board of directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. On July 22, 2003, the Company announced that its board of directors had authorized an extension to this stock repurchase program. Entrust’s original stock repurchase program would have expired on July 28, 2003. The extended plan permits the purchase of up to 7,000,000 shares of the Company’s Common stock through September 1, 2004, in addition to the 2,229,200 shares already purchased prior to the extension. On August 2, 2004, the Company announced that its board of directors had authorized an extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common Stock through September 15, 2005 in addition to the 3,412,940 shares already purchased prior to this extension. Repurchases under the stock repurchase program may take place from time to time until September 15, 2005, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The Company’s management will determine the timing and amount of shares repurchased based on its evaluation of market and business conditions.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Entrust, Inc. Officer Non-Statutory Stock Option Agreement.

10.2	Form of Entrust, Inc. Employee Non-Statutory Stock Option Agreement.

10.3	Form of Entrust, Inc. Restricted Stock Unit Award Agreement.

10.4	Form of Entrust, Inc. Stock Appreciation Right Agreement.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: May 9, 2005	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Entrust, Inc. Officer Non-Statutory Stock Option Agreement.

10.2	Form of Entrust, Inc. Employee Non-Statutory Stock Option Agreement.

10.3	Form of Entrust, Inc. Restricted Stock Unit Award Agreement.

10.4	Form of Entrust, Inc. Stock Appreciation Right Agreement.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.