Form 10-Q
period 2005-06-30
ENTRUST INC
filed 2005-08-04
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 60,029,234 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of August 3, 2005.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	JUNE 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,117	$36,325
Short-term marketable investments	38,495	61,043
Accounts receivable (net of allowance for doubtful accounts of $1,059 at June 30, 2005 and $988 at December 31, 2004)	17,361	16,203
Other receivables	513	461
Prepaid expenses	4,646	3,371

Total current assets	109,132	117,403
Long-term marketable investments	—	1,951
Property and equipment, net	3,534	5,168
Purchased product rights and purchased non-contractual customer relationships, net	2,416	2,887
Goodwill, net	12,713	12,713
Long-term equity investments	3,963	4,028
Other long-term assets, net	1,658	1,733

Total assets	$133,416	$145,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,290	$7,544
Accrued liabilities	7,176	7,850
Accrued restructuring charges, current portion	3,530	3,870
Deferred revenue	23,880	22,975

Total current liabilities	40,876	42,239
Accrued restructuring charges, long term portion	24,483	26,220
Other long-term liabilities	1,418	1,426

Total liabilities	66,777	69,885

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 60,004,944 and 62,339,829 issued and outstanding shares at June 30, 2005 and December 31, 2004, respectively	600	623
Additional paid-in capital	764,247	773,027
Unearned compensation	(2,023)	(84)
Accumulated deficit	(696,228)	(698,290)
Accumulated other comprehensive income	39	718

Total shareholders’ equity	66,635	75,994

Total liabilities and shareholders’ equity	$133,416	$145,883

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Revenues:
Product	$9,400	$4,645	$17,467	$11,889
Services and maintenance	15,410	14,874	32,249	30,639

Total revenues	24,810	19,519	49,716	42,528

Cost of revenues:
Product	1,009	1,310	1,980	2,127
Services and maintenance	7,503	7,183	16,214	14,836
Amortization of purchased product rights	190	23	385	23

Total cost of revenues	8,702	8,516	18,579	16,986

Gross profit	16,108	11,003	31,137	25,542

Operating expenses:
Sales and marketing	7,577	6,430	14,771	12,835
Research and development	4,476	4,282	8,638	8,916
General and administrative	2,934	3,156	5,856	6,488

Total operating expenses	14,987	13,868	29,265	28,239

Income (loss) from operations	1,121	(2,865)	1,872	(2,697)

Other income (expense):
Interest income	577	281	1,105	545
Gain on sale of asset	—	—	200	—
Foreign exchange gain (loss)	(58)	133	31	558
Loss from equity investments	(221)	(168)	(451)	(377)

Total other income	298	246	885	726

Income (loss) before income taxes	1,419	(2,619)	2,757	(1,971)
Provision for (benefit from) income taxes	321	(66)	695	63

Net income (loss)	$1,098	$(2,553)	$2,062	$(2,034)

Net income (loss) per share:
Basic	$0.02	$(0.04)	$0.03	$(0.03)
Diluted	$0.02	$(0.04)	$0.03	$(0.03)
Weighted average common shares used in per share computations:
Basic	61,123	63,147	61,707	63,364
Diluted	62,554	63,147	62,936	63,364

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$2,062	$(2,034)
Non-cash items in net income (loss):
Depreciation and amortization	3,040	2,631
Unearned compensation amortized	115	36
Loss from equity investment	451	377
Profit elimination from sales to equity investees	72	—
Provision for (reduction in) allowance for doubtful accounts	150	(1,431)
Gain on sale of asset	(200)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,349)	4,629
Increase in prepaid expenses and other receivables	(1,334)	(1,093)
Increase (decrease) in accounts payable	(1,262)	1,030
Decrease in accrued liabilities	(692)	(851)
Increase (decrease) in accrued restructuring charges	(2,077)	(2,730)
Increase in deferred revenue	842	7,263

Net cash provided by (used in) operating activities	(182)	7,827

INVESTING ACTIVITIES:
Purchases of marketable investments	(36,157)	(35,779)
Maturities of marketable investments	60,656	43,692
Purchases of property and equipment	(716)	(789)
Proceeds on sale of asset	200	—
Increase in long-term equity investments	(458)	—
Increase in other long-term assets	(250)	(566)
Purchase of business	—	(2,676)

Net cash provided by investing activities	23,275	3,882

FINANCING ACTIVITIES:
Repurchase of common stock	(12,835)	(5,558)
Proceeds from exercise of stock options	1,978	660

Net cash used in financing activities	(10,857)	(4,898)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(444)	(325)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,792	6,486
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,325	37,903

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,117	$44,389

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2005 presentation.

NOTE 2. ACQUISITION OF BUSINESS

AmikaNow!

On June 18, 2004, the Company completed the acquisition of intellectual property and certain other assets of AmikaNow! Corporation (“AmikaNow!”), a privately-held provider of advanced e-mail content scanning and analysis technology, which is a development stage company with negligible revenue, in exchange for $2,676 in cash and $1,428 in guaranteed future payments payable over three years and other acquisition-related costs. In addition, the Company offered employment to certain employees of AmikaNow!. The Company may be required to make additional payments of up to a maximum of $2,400, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow! for a period of three years following the date of acquisition, only if sufficient sale of products take place in this time frame. The acquisition was made in order to further strengthen and expand the Company’s portfolio of products to provide enterprise and government customers with comprehensive content analysis and risk mitigation tools for improved compliance with corporate email policies and regulatory guidelines.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $3,969 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $175 and $352 has been recorded for the three and six months ended June 30, 2005, respectively, related to purchased product rights, while amortization of $15 and $33 has been recorded for the three and six months ended June 30, 2005, respectively, related to non-contractual customer relationship assets, in each case, arising from this acquisition. During the three and six months ended June 30, 2004, the Company recorded $23 related to these acquired assets.

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

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $1,669, which included the remaining balance of the Company’s equity investment in Entrust Japan immediately prior to the September 2004 purchase, was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Entrust Japan have been included in the Company’s consolidated financial statements commencing from September 13, 2004, the effective date of the acquisition for accounting purposes. Amortization of $19 and $37 has been recorded for the three and six months ended June 30, 2005, respectively, related to the non-contractual customer relationship asset purchased as part of this acquisition.

The Company is presently in discussions to purchase the remaining minority interest shareholdings, equal to less than approximately 0.1% of the outstanding voting shares of Entrust Japan, for a nominal value.

The following table summarizes the combined results of operations of the Company, on an actual and on a pro forma basis reflecting the acquired business assets of AmikaNow! and operations of Entrust Japan for the three and six months ended June 30, 2004, as if the acquisitions had taken place as of the beginning of the respective periods and, accordingly, include a full period’s amortization of the assets related to purchased product rights and non-contractual customer relationships in each period shown:

	Three Months Ended June 30, 2004 Actual Pro Forma	Six Months Ended June 30, 2004 Actual Pro Forma
	(in thousands, except per share data)
	(unaudited)
Revenues	$19,952	$43,456
Net loss	(3,291)	(3,540)
Basic and diluted net loss per share	(0.05)	(0.06)

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

After the closing, the Company’s total direct and indirect equity holdings in Asia Digital Media were approximately 25.3%. During the first quarter of 2005, the Company received additional shares of common stock of Asia Digital Media in reimbursement for legal costs incurred by the Company on behalf of Asia Digital Media during its formation and for administrative services provided by the Company. These additional shares were valued at $458 and resulted in an increase of the Company’s total direct and indirect equity holdings in Asia Digital Media to 27.4% at June 30, 2005. However, this may change in the future for reasons that may include the exercise of the warrant received by the Company in connection with the Ohana Restructuring or as a result of an anti-dilution option granted to certain investors in Asia Digital Media.

Beginning in December 2004, the Company has accounted for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $221 and $451, in its condensed consolidated statement of operations for the three and six months ended June 30, 2005, respectively. The Company has recorded cumulative losses from its investment in Asia Digital Media of $818 since its investment in the fourth quarter of 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported:	$1,098	$(2,553)	$2,062	$(2,034)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(1,926)	(2,925)	(3,437)	(5,544)

Pro forma net income (loss)	$(828)	$(5,478)	$(1,375)	$(7,578)

Net income (loss) per share:
Basic—as reported	$0.02	$(0.04)	$0.03	$(0.03)
Basic—pro forma	$(0.01)	$(0.09)	$(0.02)	$(0.12)
Diluted—as reported	$0.02	$(0.04)	$0.03	$(0.03)
Diluted—pro forma	$(0.01)	$(0.09)	$(0.02)	$(0.12)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three and six months ended June 30, 2005 was estimated at $2.02 and $2.01, compared to $3.57 and $3.79 per option for the three and six months ended June 30, 2004, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected option life, in years	5	5	5	5
Risk free interest rate	3.97%	3.56%	3.97%	3.15%
Dividend yield	—	—	—	—
Volatility	58%	106%	57%	104%

In May 2005, the Company authorized the grant of restricted stock units (“RSU’s”) to employees totaling approximately 406,690, which allow the employees to receive Common stock of the Company once the units vest. The RSU’s generally vest over four years. The Company recorded unearned deferred compensation of $2,054 related to these grants in the second quarter of 2005. As a result, during the second quarter of 2005, the Company recorded expense of $93 for earned compensation related to these RSU’s.

Stock Option Plans

The following tables summarize information concerning outstanding options as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	296,532	2.8 years	$2.09	280,607	$2.07
$2.45 to $5.00	6,775,309	8.4 years	3.65	3,790,547	3.88
$5.01 to $6.72	190,851	4.4 years	6.12	190,851	6.12
$6.75 to $6.86	2,378,595	6.7 years	6.75	2,378,595	6.75
$6.87 to $10.00	4,060,150	6.1 years	6.89	4,060,150	6.89
$10.00 to $50.00	525,819	5.1 years	21.70	520,714	21.79
$50.01 to $130.25	15,800	5.0 years	74.72	15,800	74.72

Total:	14,243,056		5.84	11,237,264	6.50

The following table sets forth a comparison as of June 30, 2005, of the number of shares subject to options with exercise prices at or below the closing price per share of the Company’s Common stock on June 30, 2005 (“In-the-Money” options) to the number of shares of the Company’s Common stock subject to options with exercise prices greater than the closing price per share of the Company’s Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information June 30, 2005 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	2,398,914	2,640,321	5,039,235	35%
Out-of-the-Money	8,838,350	365,471	9,203,821	65%

Total Options Outstanding	11,237,264	3,005,792	14,243,056	100%

(1)	The average closing price of the Company’s Common Stock was $4.15 for the 3 months ended June 30, 2005, as reported by the NASDAQ National Market.

On January 28, 2005, the Board of Directors approved accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable stock incentive plans of the Company, with an exercise price greater than $4.79. The closing price of the Company’s Common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $3.57. As a result of the acceleration, options to acquire approximately 2.8 million shares of the Company’s Common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable upon finalization of administrative actions to be completed by the Company’s stock plan administrator. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are the Company’s 1996 Plan, 1999 Plan and Special Plan.

The Board of Directors’ decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No. 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options, the Company was not required to record any amount of compensation expense for such accelerated stock options. The Company believes that acceleration of the 2.8 million stock options, based on the Company’s implementation date for SFAS No. 123(R) of January 1, 2006, will eliminate the need for recognizing future compensation expense of approximately $2.7 million. The Company further believes that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

NOTE 5. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005.

During the three months ended June 30, 2005, the Company repurchased 2,605,000 shares of its Common stock for a total cash outlay of $11,085,000 at an average price of $4.26, including commissions paid to brokers. During the six months ended June 30, 2005, the Company repurchased 3,038,000 shares of its Common stock for a total cash outlay of $12,835,000 at an average price of $4.22, including commissions paid to brokers. As of June 30, 2005, the Company has repurchased 6,928,640 shares of its Common stock under this program since its inception, for a total cash outlay of $26,026,000 at an average price of $3.76 per share, including commissions paid to brokers.

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

	Six Months Ended June 30,
	2005	2004
Allowance for doubtful accounts, beginning of period	$988	$4,032
Provision for (reduction in) doubtful accounts, net	150	(1,431)
Reallocation to accrued liabilities to provide for costs associated with settlement agreement	—	(698)
Amounts written-off, net of recoveries	(79)	(260)

Allowance for doubtful accounts, end of period	$1,059	$1,643

NOTE 7. ACCRUED RESTRUCTURING CHARGES

May 2003 Restructuring Plan

Following the first quarter of 2003, when the Company’s revenues fell short of its expectations and guidance, management began a re-assessment of the Company’s operations to ensure that expenses were optimally aligned to its customers and markets and structured such that costs would not exceed revenues by the fourth quarter of 2003.

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $200 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2005, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $100 in fiscal 2006, $100 in fiscal 2007, $200 in fiscal 2008 and $100 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at June 30, 2005:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at June 30, 2005
	(in millions)
Consolidation of excess facilities	$1.2	$0.5	$0.7

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

The workforce portion of the restructuring plan was largely completed by the end of the fourth quarter of 2001 and primarily related to severance costs, fringe benefits due to severed employees, and outplacement services.

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that, at this time, it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $1,600 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2005, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,500 in fiscal 2006, $5,100 in fiscal 2007, $4,700 in fiscal 2008 and $12,400 in fiscal 2009 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the 2001 restructuring plan at June 30, 2005:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at June 30, 2005
	(in millions)
Consolidation of excess facilities	$28.8	$1.5	$27.3
Discontinuance of non-core products and programs	0.1	0.1	—

Total	$28.9	$1.6	$27.3

As of June 30, 2005, the Company had estimated a total of $20,300 of sublease recoveries in our restructuring accrual. Of this amount, $20,000 is related to the Santa Clara facility. In addition, $5,700 of the $20,300 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 8. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. The dilutive effect of options to purchase Common stock under the treasury stock method for the three and six months ended June 30, 2005 was 1,430,670 and 1,228,974, respectively, which increases the weighted average common shares outstanding used in the computation of diluted net income (loss) per share, compared to a dilutive effect of 2,113,541 and 1,942,371 shares for the three and six months ended June 30, 2004, respectively. However, 8,838,350 and 10,182,570 out-of-the-money options that had exercise prices in excess of the average 3 month market price ended June 30, 2005 and June 30, 2004, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three and six months ended June 30, 2005, the Company issued 368,826 and 703,865, respectively, shares of Common stock related to the exercise of employee stock options.

NOTE 9. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies, and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At June 30, 2005, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. As at June 30, 2005, the Company did not hold any available for sale marketable investments.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. These strategic investments had no net remaining carrying value at June 30, 2005. Consistent with the Company’s policies for other long-lived assets, the carrying value of long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value.

In addition, the Company holds an equity interest in Asia Digital Media, which at June 30, 2005 represented approximately 27% of the voting share capital, through both direct and indirect investment in the joint venture, and is accounted for by the Company using the equity method of accounting for investments in common stock, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and ARB No. 51, “Consolidated Financial Statements”. See note 3 for additional discussion.

Revenues recorded by the Company from Asia Digital Media represented approximately 1% of total revenues for the three and six months ended June 30, 2005.

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

Geographic information

Revenues are attributed to specific geographic areas based on where the sales orders originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
United States	$10,887	$10,388	$23,161	$23,439
Canada	4,207	3,427	10,175	7,971
Europe, Asia and Other	9,716	5,704	16,380	11,118

Total revenues	$24,810	$19,519	$49,716	$42,528

Income (loss) before income taxes:
United States	$463	$(122)	$920	$(104)
Canada	1,196	(2,596)	2,231	(2,166)
Europe, Asia and Other	(240)	99	(394)	299

Total income (loss) before income taxes	$1,419	$(2,619)	$2,757	$(1,971)

	June 30, 2005	December 31, 2004
Total assets:
United States	$104,619	$110,988
Canada	25,041	29,837
Europe, Asia and Other	3,756	5,058

Total	$133,416	$145,883

NOTE 11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,098	$(2,553)	$2,062	$(2,034)
Foreign currency translation adjustments	(490)	(186)	(679)	(332)

Comprehensive income (loss)	$608	$(2,739)	$1,383	$(2,366)

NOTE 12. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2004. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding.

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

EXECUTIVE OVERVIEW

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

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning policy and access management software solutions is demonstrated by the diversity of its products, geographic representation, and customer segments.

We derive our revenues from our core products. In Q2, 2005, product revenues increased 102% from Q2, 2004, with increases in each of Entrust’s main solution areas, including:

•	Entrust Secure Identity Management Solutions, which accounted for 77% ($7.3 million) of product revenue, an increase of 105% ($3.7 million) from Q2, 2004 and 17% ($1.0 million) from Q1, 2005. The company added 2 new IdentityGuard customers in the quarter, and one previous pilot was a top 5 transaction in the quarter. Entrust Certificate Services revenues of $1.1 million increased 33% ($0.3 million) over Q2, 2004 and 3% ($27.0 thousand) over Q1, 2005. This is Entrust Certificate Services 11th consecutive quarterly increase in revenue.

•	Entrust Secure Messaging Solutions, which accounted for 13% ($1.2 million) of product revenue, an increase of 115% ($650 thousand) from Q2, 2004 and 1% ($15 thousand) from Q1, 2005. The company had 1 new customer for secure messaging with Entrust Compliance Server in the quarter.

•	Entrust Secure Data Solutions, which accounted for 10% ($1.0 million) of product revenue, an increase of 76% ($400 thousand) from Q2, 2004 and 39% ($272 thousand) from Q1, 2005.

We also provide support services and professional services, including architecture, installation, and integration services related to the products that we sell. These services represent a significant portion of our revenues, but are closely related to the demand for our products. In addition, the margins on our products are significantly higher than margins on our services. As a result, we are primarily focused on growing our product revenues.

Entrust sells its solutions globally, with an emphasis on North America, Europe and Asia. These primary areas have demonstrated the most potential for early adoption of the broadest set of Entrust solutions. Entrust extends to other non-core geographies through strategic partner relationships, which increases the leverage of our direct sales channel worldwide. In North America, Entrust is targeting a return to revenue growth in its software business by leveraging Entrust’s historical strength in selling to key verticals such as government (Federal, State, Provincial), financial services and healthcare organizations. Europe is a region where Entrust’s products and solutions continue to experience strong demand and we believe that the European market will provide growth, with increased momentum from governments and enterprises leveraging Entrust’s solutions to transform their business processes and to leverage the Internet and networking applications.

We market and sell our products and services in both the enterprise and government market space. In Q2, 2005, 56% of our product sales were in our extended government vertical market, which includes healthcare. This is an increase of more than 200% as compared with Q2, 2004. The increase in revenue in the quarter was driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In Q2, 2005, the Spanish Government selected our digital certificate technology to incorporate into its National ID Card. As governments continue to increase spending on e-government initiatives and information security projects, we are well positioned to help them.

In Q2, 2005, 44% of our product sales were in our extended enterprise vertical market. This is an increase of 41% over a year ago and represented an overall increase of $1.2 million from Q2, 2004 and $1.5 million from Q1, 2005. The increase in product revenues in the enterprise market in the quarter was driven by our new product traction, new customers, and continued growth in transactions under $500 thousand in revenue. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain.

A key driver of our product growth has been the recent spotlight on identity theft due to breaches at companies like Choicepoint and LexisNexis. These breaches have proven that self-regulation over the past few years has been insufficient at addressing the underlying issues. Recent legislation has addressed these concerns. California S.B. 1386 has cast more visibility on the issue for citizens, corporations, and the government. The law requires both corporations and the government to notify California residents if their sensitive data has been breached unless encryption technology is deployed. Additionally, 17 other states have now passed breach notification requirements, with another 18 with legislation waiting to be enacted. On a national level, bills are being written to protect citizens from identity theft and alert them if their information has been stolen.

Entrust for years has been a leader in secure digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication. We now have 27 paid or non-paid pilots under way for IdentityGuard. The breakthrough economics and simplicity for the mass market, while countering online theft and phishing, are the key drivers for the increased traction we are experiencing. Along with the traction for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish both authentication and encryption from one solution provider.

Entrust set as its goal to develop different channels to market. In the second quarter of 2005, our largest deal was through our partnership with SIA, with whom we won the national ID card. Our largest IdentityGuard transaction in the quarter was also with a strategic regional distribution partner. We have been successful in developing a number of these regional channels to market. In addition to our regional partners and JVs, our focus this year has been around developing a channel to market in the U.S. for our strong authentication, encryption and e-mail compliance solutions. On July 26, 2005, Entrust announced a distribution agreement with Access Distribution, a General Electric Company, to become the first two-tier distributor to offer Entrust’s industry-leading security solutions to authorized value-added resellers in the U.S. and Canada.

Entrust relies significantly on large deals in each quarter. Our software revenue from our top five customers in Q2, 2005 was approximately 19% of our total revenue in that quarter. This was within our historical range, which is generally between 10% and 25%. We had two deals over $1 million in Q2, 2005, two in Q1, 2005, and 3 in Q4, 2004. Although our revenue in the second half of 2004 and first half of 2005 allowed us to return to profitability, we continue to be impacted on our software revenue by the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of deals over $1 million;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between three key solutions areas: Secure Messaging, Secure Identity Management and Secure Data;

•	Product and services revenues as a percentage of total revenues and services and maintenance;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue and Cash and marketable investment balances.

BUSINESS OVERVIEW

During the second quarter of 2005, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $24.8 million represented a 27% increase over the second quarter of 2004, and consisted of 38% product sales and 62% services and maintenance. Services and maintenance revenues increased 4% over the second quarter of 2004, primarily due to improved demand for both consulting services and support and maintenance services, while product revenues increased 102% from the second quarter of 2004, primarily driven by an improved product transaction closure rate and higher average purchase value compared to the same quarter of 2004. Net income for the three months ended June 30, 2005 was $1.1 million, or $0.02 per share, compared to a $2.6 million net loss, or $(0.04) per share for the same period of 2004, with total expenses increasing 6% to $23.7 million. Net cash used in operating activities was $2.9 million in the second quarter of 2005, compared to Net cash provided by operating activities of $2.9 million in the second quarter of 2004. Entrust Secure Identity Management Solutions accounted for 77% of product revenue, which is an increase of 105% from Q2, 2004 and 17% from Q1, 2005. Entrust Certificate Services revenues, a component of our Secure Identity Management solutions suite, increased 33% over Q2, 2004 and 3% over Q1, 2005. Entrust Secure Messaging Solutions accounted for 13% of product revenue, which is an increase of 115% from Q2, 2004 and 1% from Q1, 2005. In the quarter, we had one new Entrust Compliance Server customer. Entrust Secure Data Solutions accounted for 10% of product revenue, which is an increase of 76% from Q2, 2004 and 39% from Q1, 2005. Extended Government accounted for 56% and Extended Enterprise accounted for 44% of the product revenue in the quarter. Year-to-date Extended Government product revenue is 49% higher than full-year 2004 Extended Government product revenue. The financial vertical accounted for approximately 11% of second quarter 2005 product revenues.

Other highlights from the second quarter of 2005 included:

•	Our services revenues were $15.4 million, an increase of 4% ($0.5 million) from Q2, 2004 and a decrease of 8% ($1.4 million) from Q1, 2005. Services were down in the quarter due to lower 3rd party hardware and professional services. Our support and maintenance continued to be strong, achieving the second highest quarterly revenue ever in our history. Deferred revenue was equal to the second quarter of 2004 at $23.9 million, and down $1.6 million from Q1, 2005.

•	Entrust Certificate Services revenues of $1.1 million represents an increase of 33% ($0.3 million) over Q2, 2004 and 3% ($27 thousand) over Q1, 2005. This is Entrust Certificate Services 11th consecutive quarterly increase in revenue.

•	The average purchase size in the second quarter was $104 thousand, up from $90 thousand in Q2, 2004 and down slightly from $106 thousand in Q1, 2005. Total transactions in Q2, 2005 reached 77, which is up from 75 in Q4, 2004, up from 39 in Q2, 2004, and up from 64 in Q1, 2005. Fifteen of the transactions were from new customers, up 275% from 4 in Q2, 2004. For the first half of 2005, we had 30 new customers, which is an increase of 100% from the 15 new customers in the first half of 2004. Over 10% of total transactions were from our target product areas of Entrust IdentityGuard, Secure Messaging and Compliance.

•	Net cash used in operating activities was $2.9 million for the quarter.

•	The top five product transactions accounted for 19% of Q2, 2005, revenues. There were two product transactions over $1 million. One of these transactions was with the Government of Spain for their National ID card project and one was with the U.S. State Department.

Our key technology-related accomplishments during the second quarter of 2005 included the following:

•	Entrust digital certificates were selected to be incorporated into Spain’s national ID card. Spain’s program represents one of the first National government initiatives to increase the protection of citizens’ identities and information. Entrust and its strategic partner, SIA Group, were awarded this contract.

•	The U.S. Department of State has implemented an Entrust solution to deploy the next generation of passports. The chip-enabled passports will utilize digital signatures to help improve homeland security and establish more efficient travel management.

•	The Ministry of Economic Development of New Zealand has decided to deploy Entrust IdentityGuard to all users across the department to secure remote access to sensitive applications via Citrix Metaframe. This deployment is intended to replace a token solution that, due to high cost, is only used to provide authentication capability for a small sub-set of employees.

•	We announced that our Entrust IdentityGuard solution now offers strong authentication for remote access applications. The result is a solution that works, off the shelf, with leading remote access products by leveraging the Radius protocol, a standard supported by leading remote access products.

•	We announced the availability of the Entrust TruePass 8.0 software, a product designed to protect the online identities of users conducting sensitive transactions through easy-to-deploy web strong authentication and encryption. Key capabilities, including web strong authentication and enhanced transaction security, enable customers to use Entrust TruePass to secure web applications for internal and external users.

•	We announced the integration of the Entrust IdentityGuard solution with a market-leading remote access solution from Nortel Networks, Nortel VPN Router (formerly Contivity), to help enable organizations to deploy industry-leading security to protect the enterprise without having to incur the typical high costs of strong authentication hardware devices. This integration makes low-cost two-factor authentication for global remote access available for use with one of the market-leading products in remote access, and has been certified “Entrust Ready” under Entrust’s global partner program.

•	We announced that our solutions provide the security foundation for three of the top four e-governments, as ranked by the latest Accenture global study. These governments include Canada, Denmark and Singapore. In addition, Entrust has deployments in over 60 Federal agencies and departments within the U.S. government, which ranked second out of the 22 surveyed governments.

CRITICAL ACCOUNTING POLICIES

In the second quarter of 2005, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes, and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

We also eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During the three and six months ended June 30, 2005, we sold product and services to Asia Digital Media with a fair value of $0.3 million and $0.6 million, respectively, which after intercompany profit eliminations related to our direct and indirect ownership at June 30, 2005 of approximately 27%, was recognized as $0.3 million and $0.6 million of net revenues, respectively.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 41% of gross accounts receivable at June 30, 2005, compared to 38% of gross accounts receivable at June 30, 2004. One customer accounted for 15% of net accounts receivable at June 30, 2005. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of June 30, 2005, the total accounts receivable is $17.4 million, net of an allowance for doubtful accounts of $1.1 million, compared to $16.2 million, net of an allowance for doubtful accounts of $1.0 million, as of December 31, 2004.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for restructured facilities, of $27.3 million at June 30, 2005, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at June 30, 2005, we estimated a total of $20.3 million of sublease recoveries in our restructuring accrual. Of this amount, $20.0 million is related to the Santa Clara facility. In addition, $5.7 million of the $20.3 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.7 million at June 30, 2005 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at June 30, 2005 includes a total of $0.5 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Since 2001, we have recorded a total of $14.8 million of impairment charges with respect to our long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. As a result, we have no other strategic investments recorded as of June 30, 2005. However, we do have $4.0 million of investments as of June 30, 2005 that we account for under the equity basis of accounting, which represent our direct and indirect equity ownership in Asia Digital Media and its subsidiaries. Asia Digital Media is a joint venture, involving us and several other investors, formed for the purpose of delivering secure technology solutions enabling HDTV satellite broadcasting, high-speed internet and on-line transaction services to the Chinese market.

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

On September 16, 2004, we and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement that was subsequently amended, and then amended and restated (“Subscription Agreement”), which closed on December 17, 2004. We directly subscribed for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2.0 million and in-kind contributions of software products and professional services totaling $1.3 million. Of this amount, $1.1 million was recorded on account of the in-kind contributions as revenue in the fourth quarter of 2004, net of intercompany profit eliminations. Also, ADML Holdco, in which we hold an approximate 14.3% ownership interest for our $1.5 million investment, directly subscribed for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana. The remaining capital stock of Asia Digital Media is owned by two investors and China Aerospace New World Technology Limited, a company incorporated in Hong Kong. During the first quarter of 2005, we received additional shares of common stock of Asia Digital Media in reimbursement for legal costs incurred by us on behalf of Asia Digital Media during its formation and for administrative services that we provided. These additional shares were valued at $458 thousand and resulted in an increase of our total direct and indirect equity holdings in Asia Digital Media to 27.4% at June 30, 2005. However, this may change in the future for reasons that include the exercise of the warrant received by us in connection with the Ohana Restructuring or as a result of an anti-dilution option granted to certain investors in Asia Digital Media. Beginning the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $221 thousand and $451 thousand in our consolidated net income for the three and six months ended June 30, 2005. See note 3 to our consolidated financial statements for additional information. We have recorded cumulative losses from our investment in Asia Digital Media of $818 thousand since the investment in the fourth quarter of 2004.

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

As of June 30, 2005, Asia Digital Media has built, integrated, tested and demonstrated the end-to-end solution within a lab environment. In the second quarter ADM also made progress on preparing for our field deployment with a mainland China cable operator for an alpha test of these capabilities with prospective end users. Upon completion of the Alpha test, ADM currently plans to do beta testing with operators in China.

(See Certain Factors That May Affect Our Business – We face risks associated with our investment in Asia Digital Media)

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $127.5 million as of June 30, 2005, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $103.1 million and $24.5 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At June 30, 2005, approximately 57% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

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

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to create a net loss to $.8 million and $1.4 million for the three and six months ended June 30, 2005, respectively, compared to a net loss of $5.5 million and $7.6 million for the three and six months ended June 30, 2004, respectively, and consequently, we would have reported a net loss per share of $0.01 and $0.02 for the three and six months ended June 30, 2005, respectively, compared to a net loss per share of $0.09 and $0.12 for the three and six months ended June 30, 2004, respectively. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 4 to our condensed consolidated financial statements, included in this report. As an illustration, because of significant movement in the market value of our stock price since June 30, 2005, the percentage of total options outstanding that were considered to be “In the Money” (options with exercise prices at or below the closing market price per share) went from 43% at June 30, 2005 up to 50% at July 18, 2005.

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

In January 2005, our Board of Directors approved accelerating the vesting of all of the outstanding unvested stock options granted to our directors, officers and employees under applicable stock incentive plans, with an exercise price greater than $4.79. As a result of the acceleration, options to acquire approximately 2.8 million shares of our Common Stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable upon finalization of administrative actions to be completed by our stock plan administrator. All other terms and conditions applicable to outstanding stock option grants remain in effect.

The decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No. 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options, we were not required to record any amount of compensation expense for such accelerated stock options. We believe that acceleration of these 2.8 million stock options will eliminate the need for recognizing future compensation expense of approximately $2.7 million associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

In addition, we decided to use restricted stock units and stock appreciation rights in future incentive compensation plans for employees and members of the Board of Directors, in place of or in combination with stock options to purchase shares of our stock. In May 2005, we granted restricted stock units (“RSU’s”) to employees totaling approximately 406,690, which allow the employees to receive Common Stock of the Company once the units vest. The RSU’s generally vest over four years. The Company recorded unearned deferred compensation of $2.1 million related to these grants in the second quarter of 2005. Also, we granted a total of 132,668 stock appreciation rights to the members of our Board of Directors. Each stock appreciation right on date of grant was $3.97 and we recorded a stock compensation expense of $10 thousand for the quarter ended June 30, 2005.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenues:
Product	37.9%	23.8%	35.1%	28.0%
Services and maintenance	62.1	76.2	64.9	72.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	4.1	6.7	4.0	5.0
Services and maintenance	30.2	36.8	32.6	34.9
Amortization of purchased product rights	0.8	0.1	0.8	—

Total cost of revenues	35.1	43.6	37.4	39.9

Gross profit	64.9	56.4	62.6	60.1

Operating expenses:
Sales and marketing	30.5	33.0	29.7	30.2
Research and development	18.0	21.9	17.4	21.0
General and administrative	11.8	16.2	11.8	15.2

Total operating expenses	60.4	71.1	58.9	66.4

Income (loss) from operations	4.5	(14.7)	3.8	(6.3)

Other income (expense):
Interest income	2.3	1.4	2.2	1.3
Gain on sale of asset	0.0	—	0.4	—
Foreign exchange gain (loss)	(0.2)	0.7	0.1	1.3
Loss from equity investments	(0.9)	(0.8)	(0.9)	(0.9)

Total other income (expense)	1.2	1.3	1.8	1.7

Income (loss) before income taxes	5.7	(13.4)	5.5	(4.6)
Provision for (benefit from) income taxes	1.3	(0.3)	1.4	0.2

Net income (loss)	4.4%	(13.1)%	4.1%	(4.8)%

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

Total Revenues

Total revenues were $24.8 million for the three months ended June 30, 2005, which represented an increase of 27% from the $19.5 million of total revenues for the three months ended June 30, 2004. Total revenues were $49.7 million for the six months ended June 30, 2005, which represented an increase of 17% from the $42.5 million of total revenues for the six months ended June 30, 2004. Total revenues derived from North America of $15.1 million for the three months ended June 30, 2005 represented an increase of 9% from the $13.8 million for the three months ended June 30, 2004, while the total revenues derived from outside of North America of $9.7 million for the three months ended June 30, 2005 represented an increase of 70% from the $5.7 million for the three months ended June 30, 2004. Total revenues derived from North America of $33.3 million for the six months ended June 30, 2005 represented an increase of 6% from the $31.4 million for the six months ended June 30, 2004, while total revenues derived from outside of North America of $16.4 million for the six months ended June 30, 2005 represented an increase of 48% from the $11.1 million for the six months ended June 30, 2004. The overall increase in total revenues in the first half of 2005, when compared to the same period of 2004, was driven primarily by an improved closure rate for product transactions in the first two quarters of 2005, particularly in Europe. Improvement in North America was experienced mainly in the extended government market, the revenues from which grew in the United States to $4.7 million in the three months ended March 31, 2005 and $11.1 million for the six months ended June 30, 2005, from $4.4 million and $8.6 million of extended government revenues for the corresponding periods of 2004, representing increases of 7% and 29%, respectively. Services revenue continued to be strong in the first half as we were able to renew nearly 90% of the period’s support agreements, giving us our second highest support revenue quarter in our history in the second quarter of 2005. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. The United States and Canadian governments represented 17% and 9% of total revenues in the second quarter of 2005, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 11% and 6% of total revenues in the second quarter of 2005. Overall, the United States and Canadian governments represented 20% and 10% of total revenues in the first half of 2005, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 9% and 7% of total revenues in the first half of 2005. No other individual customer accounted for 10% or more of total revenues in the three and six months ended June 30, 2005.

Product Revenues

Product revenues of $9.4 million for the three months ended June 30, 2005 represented an increase of 104% from the $4.6 million for the three months ended June 30, 2004, and represented 38% and 24% of total revenues in the respective periods. Product revenues of $17.5 million for the six months ended June 30, 2005 represented an increase of 47% from the $11.9 million for the six months ended June 30, 2004, and represented 35% and 28% of total revenues in the respective periods. The increase in product revenues in the first half of 2005 when compared to the same period in 2004 is primarily due to the return of strong product revenue from our Government vertical and continuing strength in our Secure Identity Management and Secure Messaging solution areas, as well as improved product demand in Europe. The revenues generated from government customers were particularly strong this half, representing 61% of product revenues. These demands were driven mainly by US Federal Agencies’ need for strong authentication, secure email and secure data in the first half of 2005. However, new project purchases remain subject to governmental budgetary constraints, particularly in the United States, so that these revenues will fluctuate from period to period. In addition, we experienced an improved product transaction closure rate. Highlighting this trend, we had 77 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the second quarter of 2005, up from 39 in the same quarter of 2004, or a 92% increase. Overall, we had 139 product revenue transactions in the first half of 2005, up from 101 in the first half of 2004, or a 38% increase. More importantly, the impact on revenues was amplified by the fact that the average product revenue transaction size increased to $107 thousand for the second quarter of 2005 from $90 thousand for the same period of 2004, or an increase of 19%. The average product revenue transaction size increased to $107 thousand for the first half of 2005 from $97 thousand for the same period of 2004, or an increase of 10%. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues increased from 14% for the first half of 2004 to 17% for the same period of 2005. In addition, we had four product deals over one million dollars, which is up from one such transaction in the first half of last year. Product revenues as a percentage of total revenues increased for the three and six months ended June 30, 2005 compared to the same period in 2004 due to a stronger demand for products, relative to the demand for services.

Services and Maintenance Revenues

Services and maintenance revenues of $15.4 million for the three months ended June 30, 2005 represented an increase of 3% from the $14.9 million for the three months ended June 30, 2004, and represented 62% and 76% of total revenues in the respective periods. Services and maintenance revenues of $32.2 million for the six months ended June 30, 2005 represented an increase of 5% from the $30.6 million for the six months ended June 30, 2004, and represented 65% and 72% of total revenues in the respective periods. The increase in services and maintenance revenues in the first half of 2005 compared to the same period of 2004 is due to improved support and maintenance revenue, as well as continued strong demand for our architecture and deployment services. The improved revenues for the three months ended June 30, 2005 compared to the same quarter of 2004, have been driven by increased support and maintenance revenues of $0.9 million. This was partially offset by a slight decline in revenues from our North American professional services team in the second quarter of 2005 compared to the same quarter of 2004. The improved revenues for the six months ended June 30, 2005 was primarily due to a $0.4 million growth in third party hardware revenues, and support and maintenance revenues, and related support contract renewals, which grew $1.2 million for the first half of 2005 when compared to the same period of 2004 partly due to the acquisition of Entrust Japan during the third quarter of 2004 and continue to be at the highest levels in our history. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in 2004 and 2005 in conjunction with partners, as our solutions are now easier to deploy and consequently, we have seen an increase in services revenue over the past year driven by increased third party services and hardware revenue globally. The decrease in services and maintenance revenues as a percentage of total revenues for the three and six months ended June 30, 2005 compared to the same periods in 2004 reflected the shift in the mix of revenues from services and maintenance revenues to product, largely due to the strength of demand for our products offerings relative to the demand for services and maintenance business.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development and general and administrative. Total expenses of $23.7 million and $47.8 million for the three and six months ended June 30, 2005 from $22.4 million and $45.2 million for the three and six months ended June 30, 2004, which represented an increase of 6% in each period. The increase from the three and six months ended June 30, 2004 was due primarily to the impact of additional costs associated with third party professional services subcontractors, software and hardware incurred to generate revenues, as well as higher sales compensation expenses associated with the improved revenue attainment in the first half of 2005. In addition, the first half of 2004 benefited from the recovery of bad debt expense related to the collection of a long outstanding receivable. As of June 30, 2005 we had 489 full-time employees globally, compared to 512 full-time employees at June 30, 2004 and 491 full-time employees at December 31, 2004. No employees are covered by a collective bargaining agreement.

Cost of Product Revenues

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.0 million for the three months ended June 30, 2005, which represented a 23% decrease from $1.3 million for the three months ended June 30, 2004, and represented 4% and 7% of total revenues in each of the respective periods. Cost of product revenues of $2.0 million for the six months ended June 30, 2005 represented a 5% decrease from $2.1 million for the six months ended June 30, 2004, and represented 4% and 5% of total revenues in each of the respective periods. The net decrease in third-party royalties in the second quarter of 2005 was the result of a $0.4 million decrease due to a large third party royalty associated with one product transaction in the prior year, offset by a $0.1 million increase due to the overall higher level of product revenues in the second quarter of 2005 compared to the same quarter of 2004. This also accounted for the net decrease in cost of product revenues as a percentage of total revenues for the second quarter of 2005. For the six months ended June 30, 2005, cost of product revenues decreased slightly, both in absolute dollars and as a percentage of total revenues, due to a general shift in the mix of product sales away from products that incorporate third party technology, more particularly related to one product transaction closed in the second quarter of 2004, which resulted in additional savings of $0.1 million over and above the savings associated with the overall higher level of product revenues in the first half of 2005 compared to the same period of 2004. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.5 million for the three months ended June 30, 2005, which represented a 4% increase from $7.2 million for the three months ended June 30, 2004, and represented 30% and 37% of total revenues for the respective periods. Cost of services and maintenance revenues was $16.2 million and $14.8 million for the six months ended June 30, 2005 and 2004, respectively, representing 33% and 35% of total revenues for the respective periods. The increase in the cost of services and maintenance revenues in absolute dollars in the three and six months ended June 30, 2005 compared to the same periods of 2004 was due to the effect of increased costs associated with third party subcontractor and hardware costs, primarily in the first quarter of 2005, which resulted in a $1.1 million increase in the cost structure of our professional services team, and by increased investment in our support and maintenance team of $0.3 million, through the addition of Entrust Japan resources in the third quarter of 2004. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in the three and six months ended June 30, 2005 compared to the same periods of 2004, is primarily due to improved overall revenue attainment, resulting in a eight- and five-percentage point decrease in the cost of services and maintenance revenues as a percentage of total revenues. Offsetting this effect in the six months ended June 30, 2005 was the shift in the mix of services and maintenance revenues toward third party services and hardware, which are lower margin revenues, and resulted in a three-percentage point increase decrease in the cost of services and maintenance revenues as a percentage of total revenues. Therefore, despite our ability to grow services and maintenance revenues, the incremental cost of these revenues was higher because of the need to utilize third parties to service these revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 51% for the three months ended June 30, 2005 compared to 52% for the three months ended June 30, 2004. Services and maintenance gross profit as a percentage of services and maintenance revenues was 50% and 52% for the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues for the three months ended June 30, 2005, compared to the same period of 2004, was primarily due to the net impact of declined North American professional services revenues as a result of lower utilization of available professional services resources, meaning higher relative costs associated with professional services in light of this revenue performance, which resulted in lower margin attainment by our professional services team. These lower professional services revenues accounted for a four-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three months ended June 30, 2005, when compared to the same period of 2004. However, support and maintenance margins improved due to higher revenues from strong past renewals, which resulted in an offsetting three-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues, respectively. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues for the six months ended June 30, 2005, compared to the same period of 2004, was partly due to the lower overall professional services utilization in the second quarter of 2005, which resulted in a one-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the first six months of 2005 when compared to the same period of 2004. In addition, we experienced a greater volume of lower margin third party services and hardware revenue in the first quarter of 2005, which resulted in lower margin attainment and accounted for a one-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for the first six months of 2005 when compared to the same period of 2004. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses—Sales and Marketing

Sales and marketing expenses increased to $7.6 million for the three months ended June 30, 2005 from $6.4 million for the comparable period in 2004. Sales and marketing expenses increased to $14.8 million for the six months ended June 30, 2005 from $12.8 million for the six months ended June 30, 2004. Sales and marketing expenses represented 31% and 30% of total revenues for the three and six months ended June 30, 2005, compared to 33% and 30% for the comparable periods in 2004. The increase in absolute dollars was due mainly to reduced costs in the three and six months ended June 30, 2004 as a result of the collection of a long outstanding receivable during the first quarter of 2004, which netted an approximate $1.3 million recovery, which was recorded as a reduction in selling and marketing expenses in the first quarter of 2004, and an additional reduction of the allowance for doubtful accounts by $0.3 million during the second quarter of 2004. Also, we recorded additional sales compensation and severance costs of $1.2 million in the three and six months ended June 30, 2005. However, these increases were partially offset by savings achieved through the continued management discipline with respect to spending, which resulted in cost efficiencies within the sales team of approximately $0.3 million and $0.6 million in the three and six months ended June 30, 2005 compared to the same periods of 2004. The change in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2005, compared to the same periods of 2004, reflected the net effect of cost savings realized through reduced spending through efficiencies and cost discipline achieved in our sales processes, which decreased sales and marketing expenses as a percentage of total revenues by one-percentage point in both periods, offset by a one- percentage point and three-percentage point increase, respectively, due to the bad debt recoveries that occurred in the first and second quarters of 2004. In addition, these savings were complemented by a seven-percentage point and five-percentage point decrease in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2005, due to improved revenue achievement compared to the same periods of 2004. However, the additional sales compensation and severance costs in 2005 resulted in a five-percentage point and three-percentage point increase, respectively, for the three and six months ended June 30, 2005, compared to the same periods of 2004. We intend to continue to focus on improving the productivity of these organizations with a view to gaining efficiencies in the related processes in light of current economic conditions. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our direct and partner sales organizations in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first quarter of 2005, the allowance for doubtful accounts increased by $0.1 million to $1.1 million due primarily to the overall increase in the accounts receivable balances when compared to December 31, 2004, which required the provision for additional general reserves. The allowance for doubtful accounts did not require adjustment in the second quarter.

Operating Expenses—Research and Development

Research and development expenses increased to $4.5 million for the second quarter of 2005 from $4.3 million for the same quarter of 2004, while these expenses decreased to $8.6 million for the six months ended June 30, 2005 from $8.9 million for the comparable period in 2004. Research and development expenses represented 18% and 17% of total revenues for the three and six months ended June 30, 2005, compared to 22% and 21% for the comparable periods in 2004. The increase in research and development expenses in absolute dollars for the three months ended June 30, 2005, compared to the same period in 2004, was the result an unfavorable shift in the exchange rate between Canada and the U.S. that increased reported expenses by $0.4 million, since the majority of these research and development expenses are denominated in Canadian dollars, despite cost savings amounting to $0.2 million. The decrease in research and development expenses in absolute dollars for the six months ended June 30, 2005, compared to the same period in 2004, was due mainly to continued management discipline in spending and savings achieved, which reduced expenses in this area for the first half of 2005 by approximately $0.9 million, despite the unfavorable shift in the exchange rate between Canada and the U.S. for the period that increased reported expenses by $0.6 million. Research and development expenses as a percentage of total revenues for the three months ended June 30, 2005 decreased compared to the same period in 2004, partly due to a one-percentage point decrease as a result of reduced spending, offset by a two-percentage point increase due the shift in exchange rates. Research and development expenses as a percentage of total revenues for the six months ended June 30, 2005 decreased compared to the same period in 2004, partly due to a two-percentage point decrease as a result of reduced spending, offset by a one-percentage point increase due the shift in exchange rates. In addition, the improved revenues during the second quarter of 2005 accounted for a five-percentage point decrease in these expenses as a percentage of total revenues, while the improved revenues during the first half of 2005 accounted for a three-percentage point decrease in these expenses as a percentage of total revenues. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in absolute dollars in the future if additional experienced security experts and software engineers are required.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $2.9 million and $5.9 million for the three and six months ended June 30, 2005 from $3.2 million and $6.5 million for the comparable periods in 2004. General and administrative expenses represented 12% of total revenues for each of the three and six months ended June 30, 2005, compared to 16% and 15% for the comparable periods in 2004. The decline in general and administrative expenses in absolute dollars for the three and six months ended June 30, 2005 compared to the same periods of 2004 was due to the effect of continued management discipline in this area, with savings of $0.3 million and $0.6 million, respectively. General and administrative expenses as a percentage of total revenues have decreased for the three and six months ended June 30, 2005 compared to the same periods of 2004, due in large part to the reduction in spending, which accounted for one-percentage point of the decrease, and improved revenue achievement during the first half of 2005, which resulted in an additional three-percentage point decrease from the second quarter of 2004 to the same quarter in 2005 and a two-percentage point decrease from the first half of 2004 to the same period in 2005, as these expenses include a high degree of fixed costs. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights

Amortization of purchased product rights of $190 thousand and $385 thousand for the three and six months ended June 30, 2005, respectively, was related to the acquisition of certain business assets from AmikaNow! during the prior year. This expense was recorded as a component of cost of revenues. We recorded $23 thousand of amortization expense in connection with these acquisition-related intangibles in the second quarter of 2004.

Interest Income

Interest income increased to $577 thousand and $1.1 million for the three and six months ended June 30, 2005, respectively, from $281 thousand and $545 thousand for the three and six months ended June 30, 2004, respectively, representing 2% of total revenues for each of the three and six months ended June 30, 2005, compared to 1% of total revenues for each of the three and six months ended June 30, 2004. The increase in investment income from the first half of 2004 to the same period of 2005 reflected improved interest rates on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets during the last year. The funds invested decreased to $86.6 million at June 30, 2005 from $103.2 million at June 30, 2004. However, the rate of return on our marketable investments improved to approximately 3.0% in the first half of 2005 compared to a rate of return of just over 1.0% in the first half of 2004.

Gain on Sale of Asset

We recorded a gain on the sale of unused intellectual property assets during the first quarter of 2005 in the amount of $200 thousand. This type of sale is not expected to be a recurring event.

Loss from Equity Investments

We recorded $221 thousand and $451 thousand of losses, net of intercompany profit eliminations, related to our investment in Asia Digital Media for the three and six months ended June 30, 2005, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

We recorded $168 thousand and $377 thousand of losses related to our investment in Entrust Japan for the three and six months ended June 30, 2004, respectively. This investment was accounted for under the equity method of accounting for investments in common stock until acquisition on September 13, 2004, since we had the potential to significantly influence the operations and management of Entrust Japan. These losses represented our share of the operating losses of Entrust Japan on an equity accounting basis, based on an approximate 37% ownership interest in the voting capital of Entrust Japan up to the date of acquisition.

Provision for Income Taxes

We recorded income tax provisions of $321 thousand and $695 thousand for the three and six months ended June 30, 2005, respectively, compared to a recovery of income taxes of $66 thousand for the second quarter of 2004 and a net income tax provision of $63 thousand for the six months ended June 30, 2004. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six months ended June 30, 2005 was $182 thousand. This cash outflow was primarily a result of an increase in accounts receivable of $1.3 million, a decrease in accrued restructuring charges of $2.1 million, an increase in prepaid expenses and other receivables of $1.3 million and a decrease in accounts payable and accrued liabilities of $2.0 million, partially offset by cash inflows resulting from a net income before non-cash charges of $5.7 million and an increase in deferred revenue of $0.8 million. Our average days sales outstanding at June 30, 2005 was 63 days, which represents a decrease from the 69 days that we reported at March 31, 2005. The overall net decrease in days sales outstanding from March 31, 2005 was as a result of strong overall collection efforts, combined with improved in-quarter collections during the second quarter of 2005. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the six months ended June 30, 2005, we generated $23.3 million of cash from investing activities, primarily due to cash provided by reductions in our marketable investments in the amount of $24.5 million and from the proceeds on the sale of intellectual property assets of $0.2 million. This was partially offset by the investment of $0.7 million in property and equipment, primarily for computer hardware upgrades throughout our organization, $0.4 million in the Asia Digital Media equity investment and $0.3 million in other long-term assets related to capitalized software development costs.

Net cash used in financing activities was $10.9 million for the six months ended June 30, 2005. During that period, we used $12.8 million in cash for the repurchase of our Common stock, which was offset by $1.9 million in cash provided by the exercise of employee stock options.

As of June 30, 2005, our cash, cash equivalents and marketable investments in the amount of $86.6 million provided our principal sources of liquidity. Overall, we used $13.6 million in cash, cash equivalents and marketable investments in the second quarter of 2005. Although we continue to target operating profitability, based on sustaining current revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2005 to satisfy the obligations provided for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005.

During the three months ended June 30, 2005, the Company repurchased 2,605,000 shares of its Common stock for a total cash outlay of $11,085,000 at an average price of $4.26, including commissions paid to brokers. During the six months ended June 30, 2005, the Company repurchased 3,038,000 shares of its Common stock for a total cash outlay of $12,835,000 at an average price of $4.22, including commissions paid to brokers. As of June 30, 2005, the Company has repurchased 6,928,640 shares of its Common stock under this program since its inception, for a total cash outlay of $26,026,000 at an average price of $3.76 per share, including commissions paid to brokers.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $28.0 million of accrued restructuring charges at June 30, 2005 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $20.8 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we forecast a requirement to spend approximately $1.8 million per year into the foreseeable future on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient capital resources to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. Other significant contractual obligations or commitments that were not recorded in our financial statements are listed below. A summary of our contractual commitments at June 30, 2005 is as follows:

	As of June 30, 2005 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$21,727	$4,292	$8,099	$6,437	$2,899
Operating lease obligations – restructured facilities	35,069	6,003	12,333	12,736	3,997
Guaranteed payments to AmikaNow!	1,428	204	1,224	—	—
Other contractual obligations	—	—	—	—	—

Total	$58,224	$10,499	$21,656	$19,173	$6,896

In addition to the lease commitments included above, we have provided letters of credit totaling $9.4 million as security deposits in connection with certain office leases.

In August 2004, we signed a Distribution Agreement with Pointsec Mobile Technologies (“Pointsec”) to jointly develop and market data security products designed to protect information in laptop, desktop, PDA and server environments. Under this agreement, we have committed to certain payments to Pointsec totaling $1.5 million, of which $500 thousand remains due and is expected to be paid in the third quarter of 2005.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005.

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

A limited number of customers has accounted for a significant percentage of our revenues, which may decline if we cannot maintain or replace these customer relationships, and for a significant percentage of our accounts receivable.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In the second quarter of 2005, our three largest customers accounted for 32% of revenues. In 2004, 2003 and 2002, our three largest customers accounted for 32%, 29% and 18% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting for 41% of gross accounts receivable at June 30, 2005, compared to 39% of gross accounts receivable at June 30, 2004. One customer accounted for 16% of net accounts receivable at June 30, 2005. As of June 30, 2005, the total accounts receivable is $17.4 million, net of an allowance for doubtful accounts of $1.1 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 61% of our product revenue in the first half of 2005 and 24% of product revenue in 2004. The U.S. and Canadian governments represented 20% and 10% of total revenues, respectively, in the first half of 2005, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

War, the significant threat of war, or a terrorist act could adversely affect our business.

Historically, the economy has been adversely affected by war, the significant threat of war and terrorist acts. Any of these factors could cause one or more of the following to occur:

•	government spending could be reprioritized to wartime activities;

•	global enterprise spending budgets could be cut or delayed resulting in lower demand for our products; or

•	widespread and unprecedented acts of cyber-terrorism could cause disruption of communications and technology infrastructures, which could impact our customers or products and could have unforeseen economic impacts.

A decline or delay in economic spending due to war, the significant threat of war or a terrorist act could reduce demand for our products, materially adversely affecting our revenues and results of operations.

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

We have invested in technology companies in the start-up or development stage whose products and technology may not succeed, which may result in a loss of all or substantially all of our investments.

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

Policing piracy and other unauthorized use of our products is difficult, particularly in international markets and as a result of the growing use of the Internet. In addition, third parties might successfully design around our patents or obtain patents that we would need to license or design around. Finally, the protections we have obtained may not be sufficient because:

•	some courts have held that shrink-wrap licenses, because they are not signed by the licensee, are not enforceable;

•	our trade secrets, confidentiality agreements and patents may not provide meaningful protection of our proprietary information; and

•	we may not seek additional patents on our technology or products, and such patents, even if obtained, may not be broad enough to protect our technology or products.

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

In June 2004, we acquired intellectual property and certain other assets of AmikaNow! for $4.0 million, plus potential additional payments in the future of up to $1.5 million based on revenue generated from products that incorporate the intellectual property acquired. In addition, in September 2004, we acquired majority ownership of Entrust Japan for $1.7 million. While management expects the integration of the acquired technology and people to go smoothly, each of the above risks apply to these acquisitions as well.

As a result of our June 2001 and May 2003 restructuring plans, we have made certain assumptions in estimating the accrued restructuring charges. If these assumptions change, they could have a material effect on our reported results.

In recent periods, we announced two major restructuring plans in June 2001 and in May 2003 as a result of the slowdown in the global electronics industry and the worldwide economy. The restructuring plans included a workforce reduction, the consolidation of excess facilities, the reassessment of the value of related excess long-lived assets and the discontinuance of non-core products and programs.

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $27.3 million at June 30, 2005, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.7 million at June 30, 2005, could have a material effect on our reported results.

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

We face risks associated with our investment in Asia Digital Media.

In total we have invested $3.9 million cash and $1.3 million in-kind in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity in ADML Holdco. Asia Digital Media is a joint venture in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale in China any commercial product or service. Joint ventures, such as Asia Digital Media, also carry risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions. The success of Asia Digital Media depends in large part on conditions in the Chinese market and receipt of government approvals required to export into China and conduct business there. As such, Asia Digital Media faces several risks including technological risk, competitive risk, risks pertaining to governmental approvals, political risks, currency risks, funding risks and risks of end-user acceptance. For example, if the demand for the technologies and products developed or offered by Asia Digital Media materializes slowly, or if Asia Digital Media fails to achieve important technical development milestones, fails to achieve necessary governmental approvals and licensing requirements, or fails to raise additional money to continue its development plan, we could lose all or substantially all of our investment in Asia Digital Media and ADML Holdco.

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

Provisions of our charter and bylaws may delay or prevent transactions that are in our shareholders’ best interests.

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

The following table presents the cash, cash equivalents and marketable investments that we held at June 30, 2005, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$33,962	$—	$—	$—
Investments classified as held to maturity marketable investments	15,405	19,083	4,007	—

Total amortized cost	$49,367	$19,083	$4,007	$—

Fair value	$49,363	$19,073	$3,981	$—

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

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, the European Union and Japan. This exposure is not considered to be material with respect to the United Kingdom, Japanese and European operations due to the fact that these operations are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through the Company’s Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but the expenses would be higher in a corresponding fashion and to a greater degree. As an illustration, because a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.3 million in 2004, when compared to 2003, due to fluctuations in the exchange rate between the United States and Canadian dollars.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

During the second quarter of 2005, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $8.7 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past June 30, 2005. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the third quarter of 2005 or future periods.

Risk Associated with Equity Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic equity investments as of June 30, 2005.

In total we have invested $3.9 million cash and $1.3 million in-kind in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity in ADML Holdco.

Asia Digital Media is a company in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to develop any commercial product or service offerings. If no such offerings are developed, we could lose all or substantially all of our investment in these companies. Even if such offerings are developed, if the demand for these products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment or the remaining balance of the equity investment of $4.0 million at June 30, 2005 may be expensed through our operating earnings in future quarters as a result of our recognition of our equity share of losses in Asia Digital Media. We have included our share of losses of Asia Digital Media, in the amount of $221 and $451 thousand in our consolidated income for the three and six months ended June 30, 2005, respectively. We have recorded cumulative losses from our investment in Asia Digital Media of $818 thousand since the investment in the fourth quarter of 2004. To date, we have not recorded any impairment in connection with our investments in ADML Holdco and Asia Digital Media.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (April 1, 2005 to April 30, 2005)	—	$—	—	9,089,300
Month #2 (May 1, 2005 to May 31, 2005)	1,255,000	3.99	1,255,000	7,834,300
Month #3 (June 1, 2005 to June 30, 2005)	1,350,000	4.50	1,350,000	6,484,300

Total	2,605,000	$4.26	2,605,000	6,484,300

(1)	On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2005, we held our Annual Meeting of Shareholders. Shares of Common stock with 52,669,968 votes were represented at the meeting out of a total of 62,598,809 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast:

1)	A proposal to elect Butler C. Derrick, Jr. and Jerry C. Jones as Class I Directors for three-year terms. The results of the voting were as follows:

Director	Votes For:	Votes Withheld:	Abstentions	Broker non-votes:
Butler C. Derrick, Jr.	38,785,687	13,884,281	—	—
Jerry C. Jones	38,785,687	13,884,281	—	—

2)	Ratification of the appointment of Grant Thornton LLP as our independent public accountants for the year ending December 31, 2005. The results of the voting were as follows:

Votes For:	Votes Against:	Abstentions:	Broker non-votes:
51,007,507	1,626,227	36,232	—

Directors who were not elected at the meeting but whose term of office continued after the meeting are F. William Conner, Michael P. Ressner, Andrew Pinder, Douglas Schloss and Anthony Hwang.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement and Release with James N. Contardi, dated May 20, 2005.

10.2	Employment Agreement with Sam Morcos, dated May 20, 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRUST, INC. (Registrant)

Dated: August 4, 2005	/s/ David J. Wagner
David J. Wagner Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and Release with James N. Contardi, dated May 20, 2005.

10.2	Employment Agreement with Sam Morcos, dated May 20, 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.