Form 10-Q
period 2005-09-30
ENTRUST INC
filed 2005-11-04
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☐

There were 60,002,593 shares of the registrant’s $.01 par value Common stock outstanding as of November 2, 2005.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005 (unaudited)	DECEMBER 31, 2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,152	$36,325
Short-term marketable investments	43,815	61,043
Accounts receivable (net of allowance for doubtful accounts of $479 at September 30, 2005 and $988 at December 31, 2004)	19,402	16,203
Other receivables	315	461
Prepaid expenses	4,151	3,371

Total current assets	107,835	117,403
Long-term marketable investments	—	1,951
Property and equipment, net	2,853	5,168
Purchased product rights and purchased non-contractual customer relationships, net	2,317	2,887
Goodwill, net	12,713	12,713
Long-term equity investments	3,729	4,028
Other long-term assets, net	1,900	1,733

Total assets	$131,347	$145,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,606	$7,544
Accrued liabilities	6,108	7,850
Accrued restructuring charges, current portion	3,433	3,870
Deferred revenue	21,710	22,975

Total current liabilities	40,857	42,239
Accrued restructuring charges, long term portion	23,564	26,220
Other long-term liabilities	861	1,426

Total liabilities	65,282	69,885

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 59,942,811 and 62,339,829 issued and outstanding shares at September 30, 2005 and December 31, 2004, respectively	599	623
Additional paid-in capital	762,046	773,027
Unearned compensation	(1,554)	(84)
Accumulated deficit	(695,272)	(698,290)
Accumulated other comprehensive income	242	718

Total shareholders’ equity	66,061	75,994

Total liabilities and shareholders’ equity	$131,347	$145,883

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands, except per share data)
Revenues:
Product	$7,668	$6,495	$25,135	$18,384
Services and maintenance	15,983	14,843	48,232	45,482

Total revenues	23,651	21,338	73,367	63,866

Cost of revenues:
Product	1,420	838	3,400	2,965
Services and maintenance	7,291	6,637	23,505	21,473
Amortization of purchased product rights	215	164	600	187

Total cost of revenues	8,926	7,639	27,505	24,625

Gross profit	14,725	13,699	45,862	39,241

Operating expenses:
Sales and marketing	6,709	5,757	21,480	18,592
Research and development	3,979	3,944	12,617	12,860
General and administrative	3,130	3,305	8,986	9,793

Total operating expenses	13,818	13,006	43,083	41,245

Income (loss) from operations	907	693	2,779	(2,004)

Other income (expense):
Interest income	600	359	1,705	904
Gain on sale of asset	—	—	200	—
Foreign exchange gain (loss)	(55)	(120)	(24)	438
Loss from equity investments	(210)	(296)	(661)	(673)

Total other income (expense)	335	(57)	1,220	669

Income (loss) before income taxes	1,242	636	3,999	(1,335)
Provision for income taxes	286	143	981	206

Net income (loss)	$956	$493	$3,018	$(1,541)

Net income (loss) per share:
Basic	$0.02	$0.01	$0.05	$(0.02)
Diluted	$0.02	$0.01	$0.05	$(0.02)
Weighted average common shares used in per share computations:
Basic	59,974	62,684	61,129	63,138
Diluted	62,753	62,932	62,875	63,138

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(unaudited)
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$3,018	$(1,541)
Non-cash items in net income (loss):
Depreciation and amortization	4,426	4,044
Unearned compensation amortized	208	45
Loss from equity investments	661	673
Profit elimination from sales to equity investees	96	—
Provision for (reduction in) allowance for doubtful accounts	(339)	(1,981)
Gain on sale of asset	(200)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,111)	5,622
Increase in prepaid expenses and other receivables	(669)	(39)
Increase (decrease) in accounts payable	2,005	174
Decrease in accrued liabilities	(2,257)	(2,372)
Decrease in accrued restructuring charges	(3,093)	(4,001)
Increase (decrease) in deferred revenue	(1,594)	5,669

Net cash provided by (used in) operating activities	(849)	6,293

INVESTING ACTIVITIES:
Purchases of marketable investments	(59,035)	(61,394)
Maturities of marketable investments	78,214	69,303
Purchases of property and equipment	(1,098)	(1,067)
Proceeds on sale of asset	200	—
Increase in long-term equity investments	(458)	—
Increase in other long-term assets	(684)	(924)
Purchase of business	—	(3,490)

Net cash provided by investing activities	17,139	2,438

FINANCING ACTIVITIES:
Repayment of long-term liabilities	(180)	—
Repurchase of common stock	(16,902)	(5,752)
Proceeds from exercise of stock options	4,219	658

Net cash used in financing activities	(12,863)	(5,094)

Effect of exchange rate changes on cash	400	227

Net increase in cash and cash equivalents	3,827	3,864
Cash and cash equivalents at beginning of period	36,325	37,903

Cash and cash equivalents at end of period	$40,152	$41,767

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ balances in order to conform to fiscal 2005 presentation.

NOTE 2. ACQUISITION OF BUSINESS

AmikaNow!

On June 18, 2004, the Company completed the acquisition of intellectual property and certain other assets of AmikaNow! Corporation (“AmikaNow!”), a privately-held provider of advanced e-mail content scanning and analysis technology, which is a development stage company with negligible revenue, in exchange for $2,676 in cash and $1,428 in guaranteed future payments payable over three years and other acquisition-related costs. In addition, the Company offered employment to certain employees of AmikaNow!. The Company may be required to make additional payments of up to a maximum of $2,400, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow!, for a period of three years following the date of acquisition if certain sale thresholds are met. The acquisition was made in order to further strengthen and expand the Company’s portfolio of products to provide enterprise and government customers with comprehensive content analysis and risk mitigation tools for improved compliance with corporate email policies and regulatory guidelines.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $3,969 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder of approximately $135 allocated to goodwill. Amortization of $199 and $551 has been recorded for the three and nine months ended September 30, 2005, respectively, related to purchased product rights, while amortization of $16 and $49 has been recorded for the three and nine months ended September 30, 2005, respectively, related to non-contractual customer relationship assets, in each case, arising from this acquisition. Amortization of $178 and $201 had been recorded in the three months and nine months ended September 30, 2004, related to purchased product rights and non-contractual customer relationship assets arising from this acquisition.

Entrust Japan

On September 13, 2004, the Company completed the acquisition, in exchange for $1,560 in cash, of 1,700,000 shares of voting common stock of Entrust Japan Co., Ltd. (“Entrust Japan”), a privately-held company engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market, with an exclusive license to market and sell the Company’s products in Japan. The acquisition allows the Company to strengthen and expand its presence in Japan in order to improve its ability to service Japanese customers. This acquisition of shares increased the Company’s ownership interest in Entrust Japan from 37% to 99% of the outstanding voting stock. The Company made an original investment of $393 for approximately 10% of the common stock in 1998. In April 2002, the Company increased its investment to approximately 37% through the contribution of $1,481 of cash and cash deposits and $385 of the Company’s products and exclusivity rights, at which time the Company began accounting for its investment in Entrust Japan in accordance with the equity method. Prior to the September 2004 acquisition, the Company had recorded cumulative losses from its investment in Entrust Japan of $1,757 since its increased investment in the second quarter of 2002.

The September 2004 acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $1,669, which included the remaining balance of the Company’s equity investment in Entrust Japan immediately prior to the September 2004 acquisition, was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Entrust Japan have been included in the Company’s consolidated financial statements commencing September 13, 2004, the effective date of the acquisition for accounting purposes. Amortization of $19 and $56 has been recorded for the three and nine months ended September 30, 2005, respectively, related to the non-contractual customer relationship asset purchased as part of this acquisition. No amortization related to this purchase had been recorded in the three and nine months ended September 30, 2004.

The Company is presently in discussions to purchase the remaining minority interest shareholdings, equal to approximately 0.1% of the outstanding voting shares of Entrust Japan.

The following table summarizes the combined results of operations of the Company, on a pro forma basis reflecting the acquired business assets of AmikaNow! and operations of Entrust Japan for the three and nine months ended September 30, 2004, as if the acquisitions had taken place as of the beginning of the respective periods and, accordingly, include a full period’s amortization of the assets related to purchased product rights and non-contractual customer relationships in each period shown:

	Three Months Ended September 30, 2004 Pro forma	Nine Months Ended September 30, 2004 Pro forma
Revenues	$21,723	$65,179
Net income (loss)	145	(3,394)
Basic and diluted net income (loss) per share	—	(0.05)

NOTE 3. ASIA DIGITAL MEDIA JOINT VENTURE

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement (as amended, the “Subscription Agreement”). The investment closed on December 17, 2004.

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

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $210 and $661, in its condensed consolidated statement of operations for the three and nine months ended September 30, 2005, respectively. The Company has recorded cumulative losses from its investment in Asia Digital Media of $1,028 since its investment in the fourth quarter of 2004. As of November 3, 2005, the most recent date of assessment, the Company does not believe that there has been any impairment of its direct and indirect investments in Asia Digital Media.

Dr. Anthony E. Hwang, a director of the Company, and Mr. F. William Conner, Chairman, President and Chief Executive Officer of the Company, became directors of Asia Digital Media on December 17, 2004.

NOTE 4. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, over the service period, based on their grant-date fair values. Pro forma disclosure will no longer be an alternative.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported:	$956	$493	$3,018	$(1,541)
Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,447)	(2,221)	(3,437)	(7,842)

Pro forma net income (loss)	$(491)	$(1,728)	$(419)	$(9,383)

Net income (loss) per share:
Basic–as reported	$0.02	$0.01	$0.05	$(0.02)
Basic–pro forma	$(0.01)	$(0.03)	$(0.01)	$(0.15)
Diluted–as reported	$0.02	$0.01	$0.05	$(0.02)
Diluted–pro forma	$(0.01)	$(0.03)	$(0.01)	$(0.15)

In the pro forma calculations above, the weighted average fair value for stock options granted during the three and nine months ended September 30, 2005 was estimated at $3.02 and $1.97, compared to $2.20 and $3.68 per option for the three and nine months ended September 30, 2004, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected option life, in years	5	5	5	5
Risk free interest rate	3.97%	3.41%	3.97%	3.16%
Dividend yield	—	—	—	—
Volatility	55%	106%	55%	104%

In Q2 2005, the Company authorized the grant of restricted stock units (“RSU’s”) to employees totaling approximately 406,690, which allow the employees to receive Common stock of the Company once the units vest. Since Q2 2005, an additional 3,625 RSU’s have been issued and 15,825 were cancelled. The RSU’s generally vest over four years. The Company recorded unearned deferred compensation of $2,054 related to these grants in the second quarter of 2005. As a result, during the three and nine months ended September 30, 2005, the Company recorded expense of $92 and $185 for earned compensation related to these RSU’s.

Stock Option Plans

The following tables summarize information concerning outstanding options as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00	394,490	3.6 years	0	0	0
$0.12 to $2.44	251,530	2.2 years	$2.08	239,362	$2.06
$2.45 to $5.00	6,086,099	7.3 years	3.65	3,463,628	3.88
$5.01 to $6.72	181,490	3.9 years	6.15	177,740	6.16
$6.73 to $6.86	2,324,044	4.7 years	6.75	2,324,044	6.75
$6.87 to $10.00	4,055,150	5.5 years	6.88	4,055,150	6.88
$10.01 to $50.00	517,202	4.1 years	21.80	517,189	21.80
$50.01 to $130.25	15,050	4.5 years	75.45	15,050	75.45

Total:	13,825,055		5.78	10,792,163	6.58

The following table sets forth a comparison as of September 30, 2005, of the number of shares subject to options with exercise prices at or below the closing price per share of the Company’s Common stock on September 30, 2005 (“In-the-Money” options) to the number of shares of the Company’s Common stock subject to options with exercise prices greater than the closing price per share of the Company’s Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information September 30, 2005 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	3,720,040	3,029,129	6,753,169	49%
Out-of-the-Money	7,068,123	3,763	7,071,886	51%

Total Options Outstanding	10,792,163	3,032,892	13,825,055	100%

(1)	The average closing price of the Company’s Common stock was $5.74 for the three months ended September 30, 2005, as reported by the NASDAQ National Market.

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

During the three months ended September 30, 2005, the Company repurchased 685,500 shares of its Common stock for a total cash outlay of $4,067 at an average price of $5.93, including commissions paid to brokers. During the nine months ended September 30, 2005, the Company repurchased 3,723,500 shares of its Common stock for a total cash outlay of $16,902 at an average price of $4.54, including commissions paid to brokers. As of September 30, 2005, the Company has repurchased 7,614,140 shares of its Common stock under this program since its inception on July 29, 2002, for a total cash outlay of $30,093 at an average price of $3.95 per share, including commissions paid to brokers.

NOTE 6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk, to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts:

	Nine Months Ended September 30,
	2005	2004
Allowance for doubtful accounts, beginning of period	$988	$4,032
Reduction in provision for doubtful accounts, net	(409)	(1,981)
Reallocation to accrued liabilities to provide for costs associated with settlement agreement	—	(698)
Amounts written-off, net of recoveries	(100)	(285)

Allowance for doubtful accounts, end of period	$479	$1,068

During the third quarter of 2005, the Company collected $572 that had been outstanding over 365 days and had previously been fully reserved. The balance of $572 was reversed against sales and marketing expense as a recovery of bad debt during the third quarter. Although the Company has recently benefited from recovery of old receivables, we do not currently anticipate any significant recoveries from the allowance for doubtful accounts in the near future.

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company concluded that it was appropriate to classify the portion of the outstanding liabilities that were not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $100 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2005, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $100 in fiscal 2006, $100 in fiscal 2007, $100 in fiscal 2008 and $100 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at September 30, 2005:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2005
	(in millions)
Consolidation of excess facilities	$1.2	$0.7	$0.5

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company concluded that it was appropriate to classify the portion of the outstanding liabilities that were not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $800 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2005, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $3,500 in fiscal 2006, $5,100 in fiscal 2007, $4,700 in fiscal 2008 and $12,400 in fiscal 2009 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the 2001 restructuring plan at September 30, 2005:

	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2005
	(in millions)
Consolidation of excess facilities	$28.8	$2.3	$26.5
Discontinuance of non-core products and programs	0.1	0.1	—

Total	$28.9	$2.4	$26.5

As of September 30, 2005, the Company had estimated a total of $19,400 of sublease recoveries in our restructuring accrual. Of this amount, $19,200 is related to the Santa Clara facility. In addition, $4,800 of the $19,400 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 8. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. The dilutive effect of options to purchase Common stock under the treasury stock method for the three and nine months ended September 30, 2005 was 2,778,819 and 1,745,589, respectively, which increases the weighted average common shares outstanding used in the computation of diluted net income (loss) per share, compared to a dilutive effect of 248,175 and 1,377,639 shares for the three and nine months ended September 30, 2004, respectively. However, 7,068,123 and 7,643,190 out-of-the-money options that had exercise prices in excess of the average three-month market price ended September 30, 2005 and September 30, 2004, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three and nine months ended September 30, 2005, the Company issued 623,367 and 1,327,232 shares of Common stock, respectively, related to the exercise of employee stock options.

NOTE 9. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies, and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At September 30, 2005, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

Realized gains and losses on disposition of available for sale marketable investments are included in other investment income in the results of operations. Unrealized gains and losses are included in other comprehensive income, except that the portion designated as being hedged in a fair value hedge is recognized in other investment income during the period of the hedge. At September 30, 2005, the Company did not hold any available for sale marketable investments.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. These strategic investments had no net remaining carrying value at September 30, 2005. Consistent with the Company’s policies for other long-lived assets, the carrying value of long-term strategic investments is periodically reviewed for impairment based upon such quantitative measures as expected undiscounted cash flows, as well as qualitative factors. In addition, the Audit Committee of the Board of Directors monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value.

In addition, the Company holds an equity interest in Asia Digital Media, which at September 30, 2005 represented approximately 27% of the voting share capital, through both direct and indirect investment in the joint venture, and is accounted for by the Company using the equity method of accounting for investments in common stock, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and ARB No. 51, “Consolidated Financial Statements”. As of November 3, 2005, the most recent date of assessment, the Company does not believe that there has been any impairment of its direct and indirect investments in Asia Digital Media. See note 3 for additional discussion.

Revenues recorded by the Company from Asia Digital Media represented less than 1% of total revenues for the three and nine months ended September 30, 2005.

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

The Company operates in three main geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
United States	$11,510	$12,534	$34,670	$35,973
Canada	5,205	3,503	15,381	11,474
Europe, Asia and Other	6,936	5,301	23,316	16,419

Total revenues	$23,651	$21,338	$73,367	$63,866

Income (loss) before income taxes:
United States	$825	$320	$1,745	$216
Canada	572	855	2,803	(1,312)
Europe, Asia and Other	(155)	(539)	(549)	(239)

Total income (loss) before income taxes	$1,242	$636	$3,999	$(1,335)

	September 30, 2005	December 31, 2004
Total assets:
United States	$101,027	$110,988
Canada	27,066	29,837
Europe, Asia and Other	3,254	5,058

Total	$131,347	$145,883

NOTE 11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$956	$493	$3,018	$(1,541)
Foreign currency translation adjustments	203	542	(476)	210

Comprehensive income (loss)	$1,159	$1,035	$2,542	$(1,331)

NOTE 12. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2004; Note 12 to the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005; and Note 12 to the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. All proceedings in those earlier Reports remain outstanding.

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

We derive our revenues from our core products. In Q3, 2005, product revenues increased 18% from Q3, 2004, Entrust’s main solution areas include:

•	Entrust Secure Identity Management Solutions accounted for 80% ($6.1 million) of product revenue, an increase of 64% ($2.4 million) from Q3, 2004 and a decrease of 16% ($1.1 million) from Q2, 2005. Entrust Certificate Services revenues of $1.2 million represents an increase of 30% ($272 thousand) over Q3, 2004 and an increase of 10% over Q2, 2005. This is Entrust Certificate Services 12th consecutive quarterly increase in revenue.

•	Entrust Secure Messaging Solutions accounted for 15% ($1.2 million) of product revenue, a decrease of 5% ($57 thousand) from Q2, 2005, and a decrease of 41% ($786 thousand) from Q3, 2004. However, Entrust’s new Secure Gateway messaging solutions (Entrust Messaging Server, Webmail Center and Compliance Server) achieved their highest product revenue, increasing 231% from Q3, 2004 and 273% from Q2, 2005.

•	Entrust Secure Data Solutions accounted for 5% ($418 thousand) of product revenue, a decrease of 51% ($443 thousand) from Q3, 2004, and 57% ($549 thousand) from Q2, 2005.

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

We market and sell our products and services in both the enterprise and government market space. In Q3, 2005, 38% of our product sales were in our extended government vertical market, which includes healthcare. Year-to-date this is an increase of 201% as compared with the same period in 2004. The increase in revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In Q2, 2005, the Spanish Government selected our digital certificate technology to incorporate into its National ID Card. As governments continue to increase spending on e-government initiatives and information security projects, we are well positioned to help them.

In Q3, 2005, 62% of our product sales were in our extended enterprise vertical market. This is an increase of 9% over Q2, 2005 and represented the highest level of revenue from the extended enterprise vertical this year. The increase in product revenues in the enterprise market in the quarter was driven by our new product traction, new customers, and continued growth in transactions under $500 thousand in revenue. In the quarter, 27% of product transactions and 28% of product revenue came from new products. Our new product offerings continue to drive the acquisitions of new customers. Year-to-date, Entrust had 45 new customers, which is an increase of 88% from the 24 new customers year-to-date in 2004. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain.

A key driver of our product growth has been the recent spotlight on identity theft due to breaches at companies like Choicepoint and LexisNexis. These breaches have proven that self-regulation over the past few years has been insufficient at addressing the underlying issues. Recent legislation has addressed these concerns. California S.B. 1386 has cast more visibility on the issue for citizens, corporations, and the government. The law requires both corporations and the government to notify California residents if their sensitive data has been breached unless encryption technology is deployed. Additionally, 20 other states have now passed breach notification requirements, with another 14 with legislation waiting to be enacted. On a national level, bills are being written to protect citizens from identity theft and alert them if their information has been stolen.

Entrust for years has been a leader in secure digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication. We now have 55 pilots under way for IdentityGuard. In the quarter, IdentityGuard accounted for 11% of total product revenue, achieving its highest quarter ever. The breakthrough economics and simplicity for the mass market, while countering online theft and phishing, are the key drivers for the increased traction we are experiencing. Along with the traction for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish both authentication and encryption from one solution provider.

Entrust set as its goal to develop different channels to market. In the second quarter of 2005, our largest deal was through our partnership with SIA, with whom we won the national ID card. Our largest IdentityGuard transaction in this quarter and the second quarter of 2005, were also with strategic regional distribution partners. We have been successful in developing a number of these regional channels to market. In addition to our regional partners and JVs, our focus this year has been around developing a channel to market in the U.S. for our strong authentication, encryption and e-mail compliance solutions. On July 26, 2005, Entrust announced a distribution agreement with Access Distribution, a General Electric Company, to become the first two-tier distributor to offer Entrust’s industry-leading security solutions to authorized value-added resellers in the U.S. and Canada.

Entrust relies significantly on large deals in each quarter. Our software revenue from our top five customers in Q3, 2005 was approximately 11% of our total revenue in that quarter. This was within our historical range, which is generally between 10% and 25%. We had no product deals over $1 million in Q3, 2005. Although our revenue in the second half of 2004 and first half of 2005 allowed us to return to profitability, we continue to be impacted on our software revenue by the process that our customers are going through to complete a proof of concept, which sometimes has proven to produce a longer sales cycle. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of deals over $1 million;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals

•	Product revenue split between three key solutions areas: Secure Messaging, Secure Identity Management, and Secure Data;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue and Cash and marketable investment balances

BUSINESS OVERVIEW

During the third quarter of 2005, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $23.7 million represented an 11% increase over the third quarter of 2004, and consisted of 32% product sales and 68% services and maintenance. Services and maintenance revenues increased 8% over the third quarter of 2004, primarily due to improved demand for both consulting services and support and maintenance services, while product revenues increased 18% from the third quarter of 2004, primarily driven by an improved product transaction closure rate compared to the same quarter of 2004. Net income for the three months ended September 30, 2005 was $1.0 million, or $0.02 per share, compared to a $0.5 million net income, or $0.01 per share for the same period of 2004, with total expenses increasing 10% to $22.7 million. Net cash used in operating activities was $0.7 million in the third quarter of 2005, compared to net cash used in operating activities of $1.5 million in the third quarter of 2004. Entrust Secure Identity Management Solutions accounted for 80% of product revenue, which is an increase of 64% from Q3, 2004 and a decrease of 16% from Q2, 2005. Entrust Certificate Services revenues, a component of our Secure Identity Management solutions suite, increased 30% over Q3, 2004 and 10% over Q2, 2005. Entrust Secure Messaging Solutions accounted for 15% of product revenue, which is a decrease of 41% from Q3, 2004 and 5% from Q2, 2005. Entrust’s new Secure Gateway messaging solutions (Entrust Messaging Server, Webmail Center and Compliance Server) achieved their highest product revenue, increasing 231% from Q3, 2004 and 273% from Q2, 2005. Entrust Secure Data Solutions accounted for 5% of product revenue, which is a decrease of 51% from Q3, 2004 and 57% from Q2, 2005. Extended Government accounted for 38% and Extended Enterprise accounted for 62% of the product revenue in the quarter. Year-to-date Extended Government product revenue is 201% higher than it was for the same period of 2004. The financial services vertical increased to 28% of product revenue in the quarter, achieving its highest level for any quarterly period this year.

Other highlights from the third quarter of 2005 included:

•	The average purchase size in the third quarter was $93,000, unchanged from Q3, 2004 and a decrease from $104,000 in Q2, 2005. Total transactions in Q3, 2005 reached 67, which is up from 56 in Q3, 2004 and is down from 77 in Q2, 2005. Fifteen of the transactions were from new customers, up 67% from 9 new customers in Q3, 2004. Year-to-date, Entrust had 45 new customers, which is an increase of 88% from the 24 new customers for the same period in 2004.

•	Our services revenues were $16.0 million, an increase of 8% ($1.1 million) from Q3, 2004 and an increase of 4% ($573 thousand) from Q2, 2005. Entrust’s support and maintenance continued to be strong, achieving its tenth quarter of year-over-year growth, out of the last eleven quarters. Due to expected seasonality of renewals, deferred revenue decreased by $2.2 million in Q3, 2005.

•	Entrust Certificate Services achieved its 12th consecutive quarter of revenue growth.

•	The top five product transactions accounted for 11% of Q3, 2005, revenues, down from 14% in Q3, 2004 and 19% in Q2, 2005. There were no product transactions over $1 million in the quarter.

•	Over 27% of total transactions (compared to 7% in Q2) were from our target product areas of Entrust IdentityGuard, Secure Messaging, Compliance, and device certificates. New product revenues increased to 28% of total product revenues (compared to 7% in Q2).

Our key technology-related accomplishments during the third quarter of 2005 included the following:

•	Entrust and Access Distribution, a General Electric company and a leading value-added distributor of complex computing solutions, announced a distribution agreement under which Access Distribution has become the first two-tier distributor to offer our industry-leading security solutions to authorized value-added resellers in the U.S. and Canada.

•	We announced the completion of Entrust Ready interoperability testing of the Entrust IdentityGuard solution and Citrix Systems, Inc.’s market-leading Citrix Presentation Server™ remote access solution, helping global organizations deploy industry-leading security to help protect critical enterprise resources. Interoperability between Entrust IdentityGuard and Citrix Presentation Server makes low-cost, strong authentication available for use with one of the most widely used products for centrally deploying and managing applications.

•	We announced the availability of our email content monitoring solution for financial services institutions. Included as core functionality are email risk assessment, real-time monitoring, flexible implementation, secure delivery, and archival and forensic support. Driving the need for this special offering are a myriad of corporate and regulatory requirements including the Sarbanes-Oxley Act, the Gramm-Leach-Bliley Act, and the VISA Cardholder Information Security Program.

•	We announced the availability of Entrust Entelligence™ Messaging Server 8.0, a boundary email solution that offers broad support for secure email encryption protocols. Entrust Entelligence Messaging Server (EMS) 8.0 is an appliance-based email security solution, allowing for faster implementation and greater ease of administration.

•	Secure Convergence Journal named the Entrust IdentityGuard solution August’s ‘Product of the Month’. This distinction showcases Entrust IdentityGuard as an innovative and flexible leading strong authentication solution for global enterprises and governments. Made commercially available in the fourth quarter of 2004, Entrust IdentityGuard is an easy-to-use strong authentication solution that can be leveraged across the Web and throughout the enterprise to secure sensitive applications and data, without the need to deploy expensive hardware devices to end users. With a single product, organizations are able to deploy strong authentication for the Web, Microsoft® Windows® desktops and remote access applications from leading VPN vendors.

CRITICAL ACCOUNTING POLICIES

In the third quarter of 2005, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes, and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

We also eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During the three and nine months ended September 30, 2005, we sold product and services to Asia Digital Media with a fair value of $116 thousand and $713 thousand, respectively, which after intercompany profit eliminations related to our direct and indirect ownership at September 30, 2005 of approximately 27%, was recognized as $92 thousand and $617 thousand of net revenues, respectively.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 39% of gross accounts receivable at September 30, 2005, compared to 29% of gross accounts receivable at September 30, 2004. Two customers each individually accounted for 10% or more of net accounts receivable at September 30, 2005, at 14% and 10%, respectively. For more information on our customer concentration, see our related discussion in “Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

As of September 30, 2005, the total accounts receivable is $19.4 million, net of an allowance for doubtful accounts of $0.5 million, compared to $16.2 million, net of an allowance for doubtful accounts of $1.0 million, as of December 31, 2004.

During the third quarter of 2005, the Company collected $572 thousand that had been outstanding over 365 days and had previously been fully reserved. The balance of $572 thousand was reversed against sales and marketing expense as a recovery of bad debt during the third quarter.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sub lease income for restructured facilities, of $26.5 million at September 30, 2005, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at September 30, 2005, we estimated a total of $19.4 million of sublease recoveries in our restructuring accrual. Of this amount, $19.2 million is related to the Santa Clara facility. In addition, $4.8 million of the $19.4 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.5 million at September 30, 2005 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at September 30, 2005 includes a total of $0.4 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

Accounting for Long-term Strategic Investments

We assess the recoverability of the carrying value of strategic investments on an on-going basis, but at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies, made in 2000 and 2001, of which we typically own less than 10% of the outstanding stock. We account for these investments under the cost method. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. Since 2001, we have recorded a total of $14.8 million of impairment charges with respect to our long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. As a result, we have no other strategic investments recorded as of September 30, 2005.

Accounting for Equity Investments

We have $3.7 million of investments as of September 30, 2005 that we account for under the equity basis of accounting, which represent our direct and indirect equity ownership in Asia Digital Media and its subsidiaries. Asia Digital Media is a joint venture, involving us and several other investors, formed for the purpose of delivering secure technology solutions enabling HDTV satellite broadcasting, high-speed internet and on-line transaction services to the Chinese market.

Our investment in Asia Digital Media began as a loan to Ohana of $650 thousand in 2003, which was convertible into equity of Ohana. In the second quarter of 2004 this was increased to $950 thousand. In July 2004, this loan was further increased to $1.225 million. This amount was further increased to $1.5 million in the fourth quarter of 2004. We determined that the loan was unlikely to be repaid but rather expected it to be converted into equity in ADML Holdings, Ltd. (“ADML Holdco”), once Ohana became a wholly owned subsidiary of ADML Holdco in connection with the Ohana Restructuring. On an as-converted basis at September 30, 2004, we would have owned approximately 12% of ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Beginning the third quarter of 2004, we had accounted for our investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we included our share of post-acquisition losses of Ohana, prior to the Ohana Restructuring, in the amount of $193 thousand in our consolidated net income for the 2004 fiscal year. The Ohana Restructuring closed on November 16, 2004 and we received approximately 14.3% of the issued common shares of ADML Holdco, together with a warrant that may become exercisable for additional shares of ADML Holdco upon the happening of certain events.

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement (as amended, the “Subscription Agreement”). The investment closed on December 17, 2004. We directly subscribed for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2.0 million and in-kind contributions of software products and professional services totaling $1.3 million. Of this amount, $1.1 million was recorded on account of the in-kind contributions as revenue in the fourth quarter of 2004, net of intercompany profit eliminations. Also, ADML Holdco, in which we held an approximate 14.3% ownership interest for our $1.5 million investment, directly subscribed for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana. The remaining capital stock of Asia Digital Media is owned by two investors and China Aerospace New World Technology Limited, a company incorporated in Hong Kong. During the first quarter of 2005, we received additional shares of common stock of Asia Digital Media in reimbursement for legal costs incurred by us on behalf of Asia Digital Media during its formation and for administrative services that we provided. These additional shares were valued at $458 thousand and resulted in an increase of our total direct and indirect equity holdings in Asia Digital Media to 27.4% as of September 30, 2005. However, this may change in the future for reasons that include the exercise of the warrant received by us in connection with the Ohana Restructuring or as a result of an anti-dilution option granted to certain investors in Asia Digital Media. Beginning with the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method.

Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $210 thousand and $661 thousand in our consolidated net income for the three and nine months ended September 30, 2005. See note 3 to our consolidated financial statements for additional information. We have recorded cumulative losses from our investment in Asia Digital Media of $1.0 million since our investment in the fourth quarter of 2004.

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

As of September 30, 2005, Asia Digital Media has built, integrated, tested and demonstrated the end-to-end solution within a lab environment. In October 2005, Asia Digital Media put its first real subscribers into a live network as part of the alpha trial. Asia Digital Media is currently working directly with cable operators and end users to refine its products for the market. Asia Digital Media remains an important joint venture with an opportunity to address both the AIP opportunity for secure distribution of digital content in China and to address the growing market for security software products in China. As of November 3, 2005, the most recent date of assessment, the Company does not believe that there has been any impairment of its direct and indirect investments in Asia Digital Media.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $129.0 million as of September 30, 2005, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $103.9 million and $25.1 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At September 30, 2005, approximately 51% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors overseas the granting of all stock-based incentive awards.

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

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to create a net loss to $0.5 million and $0.4 million for the three and nine months ended September 30, 2005, respectively, compared to a net loss of $1.7 million and $9.4 million for the three and nine months ended September 30, 2004, respectively, and consequently, we would have reported a net loss per share of $0.01 for each of the three and nine months ended September 30, 2005, respectively, compared to a net loss per share of $0.03 and $0.15 for the three and nine months ended September 30, 2004, respectively. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 4 to our condensed consolidated financial statements, included in this report. As an illustration, because of significant movement in the market value of our stock price since September 30, 2005, the percentage of total options outstanding that were considered to be “In the Money” (options with exercise prices at or below the closing market price per share) went from 49% at September 30, 2005 down to 36% at November 1, 2005.

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25 and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the service period. SFAS No. 123(R) is effective for the first annual period beginning after June 15, 2005 and, therefore, we will begin recognizing compensation expense related to employee stock options as of January 1, 2006.

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

In addition, we decided to use restricted stock units and stock appreciation rights in future incentive compensation plans for employees and members of the Board of Directors, in place of or in combination with stock options to purchase shares of our stock. In Q2 2005, we granted restricted stock units (“RSU’s”) to employees totaling approximately 406,690, which allow the employees to receive Common stock of the Company once the units vest. Since Q2 2005, an additional 3,625 RSU’s have been issued and 15,825 were cancelled. The RSU’s generally vest over four years. The Company recorded unearned deferred compensation of $2.1 million related to these grants in the second quarter of 2005. Also, we granted a total of 132,668 stock appreciation rights to the members of our Board of Directors, valued at $3.97 per right on May 6, 2005, which was the date of grant.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues:
Product	32.4%	30.4%	34.3%	28.8%
Services and maintenance	67.6	69.6	65.7	71.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	6.0	3.9	4.6	4.6
Services and maintenance	30.8	31.1	32.1	33.6
Amortization of purchased product rights	0.9	0.8	0.8	0.3

Total cost of revenues	37.7	35.8	37.5	38.5

Gross profit	62.3	64.2	62.5	61.5

Operating expenses:
Sales and marketing	28.4	27.0	29.3	29.1
Research and development	16.8	18.5	17.2	20.1
General and administrative	13.2	15.5	12.2	15.3

Total operating expenses	58.4	61.0	58.7	64.5

Income (loss) from operations	3.9	3.2	3.8	(3.0)

Other income (expense):
Interest income	2.5	1.7	2.3	1.4
Gain on sale of asset	—	—	0.2	—
Foreign exchange gain (loss)	(0.2)	(0.6)	—	0.7
Loss from equity investments	(0.9)	(1.4)	(0.9)	(1.1)

Total other income (expense)	1.4	(0.3)	1.6	1.0

Income (loss) before income taxes	5.3	2.9	5.4	(2.0)
Provision for income taxes	1.3	0.6	1.3	0.4

Net income (loss)	4.0%	2.3%	4.1%	(2.4)%

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

Total Revenues

Total revenues were $23.7 million for the three months ended September 30, 2005, which represented an increase of 11% from the $21.3 million of total revenues for the three months ended September 30, 2004. Total revenues were $73.4 million for the nine months ended September 30, 2005, which represented an increase of 15% from the $63.9 million of total revenues for the nine months ended September 30, 2004. Total revenues derived from North America of $16.7 million for the three months ended September 30, 2005 represented an increase of 4% from the $16.0 million for the three months ended September 30, 2004, while the total revenues derived from outside of North America of $7.0 million for the three months ended September 30, 2005 represented an increase of 32% from the $5.3 million for the three months ended September 30, 2004. Total revenues derived from North America of $50.1 million for the nine months ended September 30, 2005 represented an increase of 5% from the $47.5 million for the nine months ended September 30, 2004, while total revenues derived from outside of North America of $23.3 million for the nine months ended September 30, 2005 represented an increase of 42% from the $16.4 million for the nine months ended September 30, 2004. The overall increase in total revenues in the first nine months of 2005, when compared to the same period of 2004, was driven primarily by an improved closure rate and average transaction size for product transactions in the first three quarters of 2005, particularly in Europe. In North America’s extended government market, the revenues in the United States in the three months ended September 30, 2005 were $4.6 million and $15.7 million for the nine months ended September 30, 2005, compared to $5.0 million and $13.7 million of extended government revenues for the corresponding periods of 2004, representing a decrease of 8% and an increase of 15%, respectively. Services revenue continued to be strong in the first nine months as we were able to renew nearly 90% of the period’s support agreements, contributing to one of our highest support revenue quarters in the third quarter of 2005. The level of non-North American revenues has fluctuated from period-to-period and this trend is expected to continue for the foreseeable future. The United States and Canadian governments represented 18% and 11%, respectively, of total revenues in the third quarter of 2005, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 12% and 7%, respectively, of total revenues in the third quarter of 2005. Overall, the United States and Canadian governments represented 19% and 10%, respectively, of total revenues in the first nine months of 2005, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 10% and 7%, respectively, of total revenues in the first nine months of 2005. No other individual customer accounted for 10% or more of total revenues in the three and nine months ended September 30, 2005.

Product Revenues

Product revenues of $7.7 million for the three months ended September 30, 2005 represented an increase of 18% from the $6.5 million for the three months ended September 30, 2004, and represented 32% and 30% of total revenues in the respective periods. Product revenues of $25.1 million for the nine months ended September 30, 2005 represented an increase of 36% from the $18.4 million for the nine months ended September 30, 2004, and represented 34% and 29% of total revenues in the respective periods. The increase in product revenues for the first nine months of 2005 when compared to the same period in 2004 is primarily due to the return of strong product revenue from our Government vertical and continuing strength in our Secure Identity Management and Secure Messaging solution areas, as well as improved product demand in Europe. New products continued to gain traction in the third quarter of 2005, with revenue from our target areas of IdentityGuard, Secure Gateway Messaging and device certificates accounting for over 28% of product revenue in the quarter. New customers increased 88% on a year-to-date basis. Also, our revenues from Certificate Services sales continue to grow, with 30% year-over-year growth. The revenues generated from government customers remain strong for the first nine months representing 54% of total product revenue compared to 24% for the same time period in 2004. However, new project purchases remain subject to governmental budgetary constraints, particularly in the United States, so that these revenues will fluctuate from period to period. In addition, we experienced an improved product transaction closure rate. Highlighting this trend, we had 67 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the third quarter of 2005, up from 56 in the same quarter of 2004, or a 20% increase. Overall, we had 208 product revenue transactions in the first nine months of 2005, up from 157 for the same period in 2004, or a 32% increase. The average product revenue transaction size was $93 thousand for the third quarter of 2005, consistent with the same period of 2004. However, the average product revenue transaction size increased to $101 thousand for the first nine months of 2005 from $96 thousand for the same period of 2004, or an increase of 5%. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues increased from 14% for the first nine months of 2004 to 15% for the same period of 2005. In addition, third quarter product revenue growth was possible as a result of a 70% year-over-year increase in product revenue from transactions under $1 million dollars.

Services and Maintenance Revenues

Services and maintenance revenues of $16.0 million for the three months ended September 30, 2005 represented an increase of 8% from the $14.8 million for the three months ended September 30, 2004, and represented 68% and 70% of total revenues in the respective periods. Services and maintenance revenues of $48.2 million for the nine months ended September 30, 2005 represented an increase of 6% from the $45.5 million for the nine months ended September 30, 2004, and represented 66% and 71% of total revenues in the respective periods. The increase in services and maintenance revenues in the first nine months of 2005 compared to the same period of 2004 is due to improved support and maintenance revenue, as well as continued strong demand for our architecture and deployment services. The improved revenues for the three months ended September 30, 2005 compared to the same quarter of 2004, have been driven by support and maintenance revenues that grew by $0.9 million. The improved revenues for the nine months ended September 30, 2005 was primarily due to a $2.2 million growth in support and maintenance revenues when compared to the same period of 2004. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in 2004 and 2005 in conjunction with partners, as our solutions are now easier to deploy and consequently, we have seen an increase in services revenue over the past year driven by increased third party services and hardware revenue globally. The decrease in services and maintenance revenues as a percentage of total revenues for the three and nine months ended September 30, 2005 compared to the same periods in 2004 reflected the shift in the mix of revenues from services and maintenance revenues to product, largely due to the strength of demand for our products offerings relative to the demand for services and maintenance business.

EXPENSES

Total Expenses

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development and general and administrative. Total expenses increased to $22.7 million and $70.6 million for the three and nine months ended September 30, 2005, respectively, from $20.6 million and $65.9 million for the three and nine months ended September 30, 2004, representing an increase of 10% and 7%, respectively. The increase from the three and nine months ended September 30, 2004 was due primarily to the impact of software and hardware expenses incurred to generate revenues of $1.1 million and $2.0 million, respectively, and higher sales compensation expenses of $1.0 million and $2.2 million, respectively, associated with the improved revenue attainment, which was partially offset by $1.1 million of net expense savings for the first nine months of 2005. In addition, the first nine months of 2004 benefited from the recovery of bad debts in the amount of $1.6 million related to the collection of a long outstanding receivable. As of September 30, 2005 we had 484 full-time employees globally, compared to 511 full-time employees at September 30, 2004 and 491 full-time employees at December 31, 2004. No employees are covered by a collective bargaining agreement.

Cost of Products

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.4 million for the three months ended September 30, 2005, which represented a 75% increase from $0.8 million for the three months ended September 30, 2004, and represented 6% and 4% of total revenues in the respective periods. Cost of product revenues of $3.4 million for the nine months ended September 30, 2005, which represented a 13% increase from the $3.0 million for the nine months ended September 30, 2004, and represented 5% of total revenues in each of the respective periods. The increase in third-party royalties in the third quarter of 2005 was the result of a $0.3 million increase due to the overall higher level of product revenues in the third quarter of 2005 compared to the same quarter of 2004, as well as a $0.3 million increase due to a large third party royalty associated with one product transaction. The last factor also accounted for the increase in cost of product revenues as a percentage of total revenues in the third quarter of 2005 when compared to the same quarter of 2004. The mix of third-party technology embedded in our products and relative gross margins achieved, may vary from period-to-period and from transaction-to-transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.3 million for the three months ended September 30, 2005, which represented an 11% increase from $6.6 million for the three months ended September 30, 2004, and represented 31% of total revenues in each of the respective periods. Cost of services and maintenance revenues was $23.5 million and $21.5 million for the nine months ended September 30, 2005 and 2004, respectively, representing 32% and 34% of total revenues for the respective periods. The increase in the cost of services and maintenance revenues in absolute dollars in the three and nine months ended September 30, 2005 compared to the same periods of 2004 was due to the effect of increased costs associated with third party subcontractor and hardware costs, which resulted in a $0.2 and $1.3 million increase in the cost structure of our professional services team for the three and nine months ended September 30, 2005, respectively. We also increased investment in our support and maintenance and team by $0.3 million and $0.7 million for the three and nine months ended September 30, 2005, respectively, and our professional services team by $0.2 million for the three months ended September 30, 2005. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in the three and nine months ended September 30, 2005 compared to the same periods of 2004, is primarily due to improved overall revenue attainment, resulting in a three- and five-percentage point decrease in the cost of services and maintenance revenues as a percentage of total revenues. Offsetting this effect in the three and nine months ended September 30, 2005 was the shift in the mix of services and maintenance revenues toward third party services and hardware, which are lower margin revenues, and increased investment in service teams, which resulted in a three-percentage point decrease in the cost of services and maintenance revenues as a percentage of total revenues in each period. Therefore, despite our ability to grow services and maintenance revenues, the incremental cost of these revenues was higher because of the need to make additional investment, including third parties, to service these revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 54% for the three months ended September 30, 2005 compared to 55% for the three months ended September 30, 2004. Services and maintenance gross profit as a percentage of services and maintenance revenues was 51% and 53% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues for the three and nine months ended September 30, 2005, compared to the same periods of 2004, was primarily due to the net impact of declined North American professional services margins as a result of lower utilization of available professional services resources and a greater volume of lower margin third party services and hardware revenues, meaning higher relative costs associated with professional services in light of this revenue performance, which resulted in lower margin attainment by our professional services team. This accounted for a two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for each of the three and nine months ended September 30, 2005, when compared to the same periods of 2004. However, support and maintenance margins improved due to higher revenues from strong past renewals in the third quarter of 2005, which resulted in an offsetting one-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues for the three months ended September 30, 2005. We plan to continue to optimize the utilization of existing professional services resources, while addressing significant incremental customer opportunities that may arise in the near future with the help of partners and other sub-contractors, until the investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix of services and maintenance revenues may vary from period-to-period and from transaction-to-transaction and, consequently, our gross margins and results of operations could be adversely affected.

Operating Expenses—Sales and Marketing

Sales and marketing expenses increased to $6.7 million for the three months ended September 30, 2005 from $5.8 million for the comparable period in 2004. Sales and marketing expenses increased to $21.5 million for the nine months ended September 30, 2005 from $18.6 million for the nine months ended September 30, 2004. Sales and marketing expenses represented 28% and 29% of total revenues for the three and nine months ended September 30, 2005, compared to 27% and 29% for the comparable periods in 2004. The increase in absolute dollars for the nine months ended September 30, 2005, when compared to the same period of 2004, was due mainly to reduced costs in the nine months ended September 30, 2004 as a result of the collection of a long outstanding receivable during the first quarter of 2004, which netted an approximate $1.3 million recovery and was recorded as a reduction in selling and marketing expenses in the first quarter of 2004, and an additional reduction of the allowance for doubtful accounts by $0.3 million during the second quarter of 2004. Also, we recorded additional sales compensation and severance costs of $1.0 million and $2.2 million in the three and nine months ended September 30, 2005. However, these increases were partially offset by savings achieved through continued management discipline with respect to spending, which resulted in cost efficiencies within the sales team of approximately $0.1 million and $0.9 million in the three and nine months ended September 30, 2005 compared to the same periods of 2004. The change in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2005, compared to the same period of 2004, reflected the net effect of a four-percentage point increase resulting from the additional sales compensation and severance costs in the third quarter of 2005, offset by a three-percentage point decrease in sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2005, due to improved revenue achievement compared to the same period of 2004. Sales and marketing expenses as a percentage of total revenues was flat for the nine months ended September 30, 2005, compared to the same period of 2004. This was the net effect of cost savings realized as a result of reduced spending, through efficiencies and cost discipline achieved in our sales processes, which decreased sales and marketing expenses as a percentage of total revenues by one-percentage point, complemented by a five-percentage point decrease due to improved revenue achievement compared to the same period of 2004, offset by a two-percentage point increase in sales and marketing expenses as a percentage of total revenues, due to the bad debt recoveries that occurred in the nine months ended September 30, 2004 and a four-percentage point increase due to the additional sales compensation and severance costs in the first nine months of 2005. We intend to continue to focus on improving the productivity of these sales and marketing teams. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our sales force in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We feel it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the third quarter of 2005, the allowance for doubtful accounts decreased $0.6 million to $0.5 million primarily as a result of a reduction in the allowance because of the significant improvement in our accounts receivable aging at September 30, 2005. This improvement was primarily due to the settlement of a long outstanding receivable discussed above, which had been fully provided for in fiscal 2003. This amount was reversed against sales and marketing expense as a recovery of bad debt during the third quarter. During the first quarter of 2005, the allowance for doubtful accounts increased by $0.1 million to due primarily to the overall increase in the accounts receivable balances when compared to December 31, 2004, which required the provision for additional general reserves. The allowance for doubtful accounts did not require adjustment in the second quarter.

Operating Expenses—Research and Development

Research and development expenses increased to $4.0 million for the third quarter of 2005 from $3.9 million for the same quarter of 2004, while these expenses decreased to $12.6 million for the nine months ended September 30, 2005 from $12.9 million for the comparable period in 2004. Research and development expenses represented 17% of total revenues for the three and nine months ended September 30, 2005, compared to 18% and 20% for the comparable periods in 2004. The increase in research and development expenses for the three months ended September 30, 2005, compared to the same period in 2004, was the result an unfavorable shift in the exchange rate between Canada and the U.S. that increased reported expenses by $0.3 million, since the majority of these costs are denominated in Canadian dollars. The decrease in research and development expenses for the nine months ended September 30, 2005, compared to the same period in 2004, was due mainly to continued management discipline in spending and savings achieved, which reduced expenses in this area for the first nine months of 2005 by approximately $1.3 million, despite the unfavorable shift in the exchange rate between Canada and the U.S. for the period that increased reported expenses by $1.0 million. Research and development expenses as a percentage of total revenues for the three months ended September 30, 2005 decreased compared to the same period in 2004, partly due to a one-percentage point decrease as a result of reduced spending, offset by a two-percentage point increase due the shift in exchange rates. Research and development expenses as a percentage of total revenues for the nine months ended September 30, 2005 decreased compared to the same period in 2004, partly due to a two-percentage point decrease as a result of reduced spending, offset by a one-percentage point increase due the shift in exchange rates. In addition, the improved revenues during the third quarter of 2005 accounted for a two-percentage point decrease in these expenses as a percentage of total revenues, while the improved revenues during the first nine months of 2005 accounted for a two-percentage point decrease in these expenses as a percentage of total revenues. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $3.1 million and $9.0 million for the three and nine months ended September 30, 2005 from $3.3 million and $9.8 million for the comparable periods in 2004. General and administrative expenses represented 13% and 12% of total revenues for the three and nine months ended September 30, 2005, compared to 15% for each of the comparable periods in 2004. The decline in general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2005 compared to the same periods of 2004 was due to the effect of continued management discipline in this area, with savings of $0.2 million and $0.8 million, respectively. General and administrative expenses as a percentage of total revenues have decreased for the three and nine months ended September 30, 2005 compared to the same periods of 2004, due to a reduction in spending and improved revenue achievement during the first nine months of 2005, which resulted in an additional one-percentage point decrease from the second quarter of 2004 to the same quarter in 2005 and a two-percentage point decrease from the first nine months of 2004 to the same period in 2005, as these expenses include a high degree of fixed costs. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights

Amortization of purchased product rights of $215 thousand and $600 thousand for the three and nine months ended September 30, 2005, respectively, was related to the acquisition of certain business assets from AmikaNow! during the prior year. This expense was recorded as a component of cost of revenues. We recorded $164 thousand and $187 thousand of amortization expense in connection with these acquisition-related intangibles in the three and nine months ended September 30, 2004.

Interest Income

Interest income increased to $600 thousand and $1.7 million for the three and nine months ended September 30, 2005, respectively, from $359 thousand and $904 thousand for the three and nine months ended September 30, 2004, respectively, representing 3% and 2% of total revenues for the three and nine months ended September 30, 2005, respectively, compared to 2% and 1% of total revenues for the three and nine months ended September 30, 2004. The increase in investment income from the first nine months of 2004 to the same period of 2005 reflected improved interest rates on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets during the last year. The funds invested decreased to $84.0 million at September 30, 2005 from $100.6 million at September 30, 2004. However, the rate of return on our marketable investments improved to approximately 3.0% in the first nine months of 2005 compared to a rate of return of just over 1.0% in the same period of 2004.

Gain on Sale of Asset

We recorded a gain on the sale of unused intellectual property assets during the first quarter of 2005 in the amount of $200 thousand. This type of sale is not expected to be a recurring event.

Loss from Equity Investments

We recorded $210 thousand and $661 thousand of losses, net of intercompany profit eliminations, related to our investment in Asia Digital Media for the three and nine months ended September 30, 2005, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management. In addition, we recorded $122 thousand of losses related to our investment in Ohana for the three and nine months ended September 30, 2004, prior to the Ohana Restructuring.

We recorded $174 thousand and $551 thousand of losses related to our investment in Entrust Japan for the three and nine months ended September 30, 2004, respectively. These losses represented our share of the operating losses of Entrust Japan on an equity accounting basis. Our investment in Entrust Japan was accounted for under the equity method of accounting for investments in common stock until the acquisition on September 13, 2004 when we increased our investment from 37% to 99% of the outstanding voting stock in Entrust Japan. Since September 13, 2004, we have consolidated the financial results of Entrust Japan in our financial statements.

Provision for Income Taxes

We recorded income tax provisions of $286 thousand and $981 thousand for the three and nine months ended September 30, 2005,

respectively, compared to income taxes provisions of $143 thousand and $206 thousand for the three and nine months ended September 30, 2004. These income tax provisions primarily represent taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine months ended September 30, 2005 was $849 thousand. This cash outflow was primarily a result of an increase in accounts receivable of $3.1 million, a decrease in accrued restructuring charges of $3.1 million, an increase in prepaid expenses and other receivables of $0.7 million a decrease in deferred revenue of $1.6 million and a decrease in accounts payable and accrued liabilities of $0.2 million, partially offset by cash inflows resulting from a net income before non-cash charges of $7.9 million. Our average days sales outstanding at September 30, 2005 was 74 days, which represents an increase from the 63 days that we reported at June 30, 2005. The overall net increase in days sales outstanding from June 30, 2005 was as a result of a large receivable related to a second quarter transaction that is not collectible until the fourth quarter of 2005. For purposes of calculating average days sales outstanding, we divide accounts receivable at quarter end by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

Any increase or decrease in our accounts receivable balance and days sales outstanding will affect our cash flow from operations and liquidity. Our accounts receivable and days sales outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customer’s payment cycle. Generally, international and indirect customers pay at a slower rate than domestic and direct customers, so that an increase in revenue generated from international and indirect customers may increase our days sales outstanding and accounts receivable balance. We have observed an increase in the length of our customers’ payment cycles, which may result in higher accounts receivable balances, and could expose us to greater general credit risks with our customers and increased bad debt expense.

During the nine months ended September 30, 2005, we generated $17.1 million of cash from investing activities, primarily due to cash provided by net reductions in our marketable investments in the amount of $19.2 million and from the proceeds on the one-time sale of intellectual property assets of $0.2 million. This was partially offset by the investment of $1.1 million in property and equipment, primarily for computer hardware upgrades throughout our organization, $0.5 million in the Asia Digital Media equity investment and $0.7 million in other long-term assets related to capitalized software development costs.

Net cash used in financing activities was $12.9 million for the nine months ended September 30, 2005. During that period, we used $16.9 million in cash for the repurchase of our Common stock and $0.2 million to repay long term liabilities, offset by $4.2 million in cash provided by the exercise of employee stock options.

As of September 30, 2005, our cash, cash equivalents and marketable investments in the amount of $84.0 million provided our principal sources of liquidity. Overall, we used $2.6 million in cash, cash equivalents and marketable investments in the third quarter of 2005. Although we continue to target operating profitability, based on sustaining current revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2005 to satisfy the obligations provided for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

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

During the three months ended September 30, 2005, the Company repurchased 685,500 shares of its Common stock for a total cash outlay of $4.1 million at an average price of $5.93, including commissions paid to brokers. During the nine months ended September 30, 2005, the Company repurchased 3,723,500 shares of its Common stock for a total cash outlay of $16.9 million at an average price of $4.54, including commissions paid to brokers. As of September 30, 2005, the Company has repurchased 7,614,140 shares of its Common stock under this program since its inception, for a total cash outlay of $30.1 million at an average price of $3.95 per share, including commissions paid to brokers.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $27.0 million of accrued restructuring charges at September 30, 2005 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $19.8 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $1.8 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2011. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2011 with certain renewal options. A summary of our contractual commitments at September 30, 2005 is as follows:

	As of September 30, 2005 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$13,798	$3,076	$6,168	$4,554	$—
Operating lease obligations – restructured facilities	38,636	6,977	13,306	13,618	4,735
Other contractual obligations	1,226	621	605	—	—

Total	$53,660	$10,674	$20,079	$18,172	$4,735

In addition to the lease commitments included above, we have provided letters of credit totaling $9.4 million as security deposits in connection with certain office leases.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In the third quarter of 2005, our three largest customers accounted in the aggregate for 31% of revenues. In 2004, 2003 and 2002, our three largest customers accounted in the aggregate for 32%, 29% and 18% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting in the aggregate for 39% of gross accounts receivable at September 30, 2005, compared to 29% of gross accounts receivable at September 30, 2004. Two customers each individually accounted for 10% or more of net accounts receivable at September 30, 2005, at 14% and 10%, respectively. As of September 30, 2005, the total accounts receivable is $19.4 million, net of an allowance for doubtful accounts of $0.5 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 55% of our product revenue in the first nine months of 2005 and 24% of product revenue in 2004. The U.S. and Canadian governments represented 19% and 10% of total revenues, respectively, in the first nine months of 2005, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

Sales of our products may decline if some of our products are found to contain bugs or errors.

Our existing testing procedures may not detect errors, failures or bugs in our software products. Such errors may become evident at any time during the life of our products. The discovery of any errors, failures or bugs in any products, including third-party technology incorporated into our products, may result in:

•	adverse publicity;

•	product returns;

•	the loss or delay of market acceptance of our products; and

•	third-party claims against us.

Accordingly, the discovery of any errors, failures or bugs may have a significant adverse effect on the sales of our products and our results of operations.

We have invested in technology companies in the start-up or development stage whose products and technology may not succeed, which may result in a loss of all or substantially all of our investment.

We have invested in several privately held companies, including Asia Digital Media. Most of these companies are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in relevant markets, we could lose all or substantially all of our investment in these companies, which would have an adverse effect on our business financial condition and results of operations.

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

Our personnel, systems, procedures and controls may not be adequate to support our operations. The geographic dispersal of our operations may make it more difficult to manage our growth.

We depend on our key personnel for the success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business or could be negatively perceived in the capital markets.

Our success and our ability to manage our business depend, in large part, upon the efforts and continued service of our senior management team. The loss of one or more of our key personnel could have a material adverse effect on our business and operations. It could be difficult for us to find replacements for our key personnel, as competition for such personnel is intense. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

If we fail to continue to attract and retain qualified personnel, our business may be harmed.

Our future success depends upon our ability to continue to attract and retain highly qualified scientific, technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the field of cryptography, and there can be no assurance that we can retain our key scientific, technical, sales and managerial employees or that we can attract, motivate or retain other highly qualified personnel in the future. These challenges are made more severe by our history of operating losses, the employment reductions from our restructurings, and the fact that the exercise price of a majority of outstanding stock options is below the current market price of our stock. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

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

For example, in June 2004, we acquired intellectual property and certain other assets of AmikaNow! in exchange for $2,676 in cash and $1,428 in guaranteed future payments payable over three years and other acquisition-related costs. In addition, in September 2004, we acquired majority ownership of Entrust Japan for $1.7 million. While management expects to successfully integrate the newly acquired technology and operations, each of the above risks apply to these acquisitions.

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other special non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $26.5 million at September 30, 2005, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.5 million at September 30, 2005, could have a material effect on our reported results.

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

Any one of these risks could significantly and adversely affect our business, financial condition or results of operations.

We face risks associated with our investment in Asia Digital Media.

In total we have invested $5.2 million in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity in ADML Holdco. Asia Digital Media is a joint venture in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale in China any commercial product or service. Joint ventures, such as Asia Digital Media, also carry risks as a result of potentially conflicting objectives between the joint venture owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions. The success of Asia Digital Media depends in large part on conditions in the Chinese market and receipt of government approvals required to export into China and conduct business there. As such, Asia Digital Media faces several risks including technological risk, competitive risk, risks pertaining to governmental approvals, political risks, currency risks, funding risks and risks of end-user acceptance. For example, if the demand for the technologies and products developed or offered by Asia Digital Media materializes slowly, if Asia Digital Media fails to achieve important technical development milestones, if Asia Digital Media fails to achieve necessary governmental approvals and licensing requirements, or if Asia Digital Media fails to raise additional money to continue its development plan, we could lose all or substantially all of our investment in Asia Digital Media and ADML Holdco.

If the laws regarding exports of our products further limit or otherwise restrict our business, we could be prohibited from shipping our products to restricted countries, which would result in a loss of revenues.

Some of our products are subject to export controls under the laws of the United States, Canada and other countries. The list of products and countries for which exports are restricted, and the relevant regulatory policies, are likely to be revised from time to time. If we cannot obtain required government approvals under these regulations, we may not be able to sell products abroad or make products available for sale internationally via computer networks such as the Internet. Furthermore, United States governmental controls on the export of encryption products and technology may in the future restrict our ability to export some of our products.

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

Risk Associated with Interest Rates

Our investment policy states that we will invest our cash reserves, including cash, cash equivalents and marketable investments, in investments that are designed to preserve principal, maintain liquidity and maximize return. We actively manage our investments in accordance with these objectives. Some of these investments are subject to interest rate risk; a change in market interest rates will cause the principal amount of the underlying investment to fluctuate. Therefore, depreciation in principal value of an investment is possible in situations where the investment is made at a fixed interest rate and the market interest rate then subsequently increases.

The following table presents the cash, cash equivalents and marketable investments that we held at September 30, 2005, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY
	(in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$22,625	$—	$—	$—
Investments classified as held to maturity marketable investments	35,440	$3,997	4,378	—

Total amortized cost	$58,065	$3,997	$4,378	$—

Fair value	$58,063	$3,988	$4,362	$—

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

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States, Canada, the United Kingdom, the European Union and Japan. This exposure is not considered to be material with respect to British, Japanese and European operations due to the fact that these operations are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through the Company’s Canadian operations, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but the expenses would be higher in a corresponding fashion and to a greater degree. As an illustration, because a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.3 million in 2004, when compared to 2003, due to fluctuations in the exchange rate between United States dollars and Canadian dollars.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

During the third quarter of 2005, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $7.4 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian dollar and the United States dollar. Subsequent to quarter end, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $9.0 million of expenses denominated in Canadian dollars in the fourth quarter of 2005.

Risk Associated with Long-term Strategic Investments

We have invested in several privately held companies, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic investments as of September 30, 2005.

Risk Associated with Equity Investments

In total we have invested $5.2 million in ADML Holdco and its affiliate, Asia Digital Media, including $1.5 million in loans to Ohana that converted into equity in ADML Holdco. Asia Digital Media is a company in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to develop any commercial product or service offerings. As of September 30, 2005, Asia Digital Media has built, integrated, tested, and demonstrated the end-to-end solution within a lab environment. In October, Asia Digital Media put its first real subscribers into a live network as part of the alpha trial. Asia Digital Media is currently working directly with cable operators and end users to refine its products for the market. If no such offerings are developed due to insufficient financial resources, inability to license required third party intellectual property, technical problems, or a lack of necessary governmental approvals, we could lose all or substantially all of our investment. In addition, if the demand for its products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment.

We have included our share of losses of Asia Digital Media, in the amount of $210 and $661 thousand in our consolidated income for the three and nine months ended September 30, 2005, respectively. We have recorded cumulative losses from our investment in Asia Digital Media of $1.0 million since the investment in the fourth quarter of 2004. As of November 3, 2005, the most recent date of assessment, we do not believe that there has been any impairment of its direct and indirect investments in Asia Digital Media.

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

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
As of July 22, 2005 program extension	—	$—	—	10,000,000
Month #1 (July 1, 2005 to July 31, 2005)	110,000	$5.52	110,000	9,890,000
Month #2 (August 1, 2005 to August 31, 2005)	381,000	6.07	381,000	9,509,000
Month #3 (September 1, 2005 to September 30, 2005)	194,500	5.91	194,500	9,314,500

Total	685,500	$5.93	685,500	9,314,500

(1)	On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005.

ITEM 5.	OTHER INFORMATION

On October 31, 2005, the Company entered into an executive agreement with Hans Ydema, who on that day was appointed as Senior Vice President, Sales for Europe, Middle East and Asia (“EMEA”). Hans Ydema, age 49, joined the Company in June 1999 as Country Manager for German language markets. In July 2002, he was promoted to Vice President, Sales for continental Europe. Mr. Ydema studied building construction and business administration in Eindhoven, the Netherlands.

Mr. Ydema’s annual base salary will be €175,000. He will also be eligible for annual sales incentive payments of €150,000 at 100% achievement of objectives and revenue targets that are annually set by the Compensation Committee. Mr. Ydema’s executive agreement also provides for a grant of (i) 7,500 restricted stock units and (ii) stock options to purchase 50,000 shares of Company Common stock. The strike price of the stock options is equal to the fair market value of the Company’s Common stock at the close of business on October 31, 2005.

Mr. Ydema’s executive agreement provides that if he enters into the Company’s then-standard release and severance agreement promptly after termination of his position at the Company without cause, he will be entitled to continuance of his base salary and benefits for a further nine months. In addition, any stock options or restricted stock units will continue to vest during this nine month period. However, no sales incentive payments will accrue for the period following termination of his position.

Mr. Ydema’s executive agreement contains provisions relating to executive confidentiality, non-solicitation, intellectual property rights, and code of conduct. Pursuant to these provisions, Mr. Ydema (i) will not disclose the Company’s confidential information, (ii) assigns to the benefit of the Company all rights to intellectual property rights created by Mr. Ydema, (iii) agrees to non-solicitation provisions which prohibit him for a period of nine months from the termination of his position from attempting to solicit any Company employees, or approaching or soliciting any customer/client, potential customer/client or maturing business opportunity of the Company in order to attempt to direct any such customer/client, potential customer/client or maturing business opportunity away from the Company, among other related prohibitions, and (iv) will adhere to the Company’s Code of Conduct.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	2005 Sales Compensation Plan with Sam Morcos, dated September 28, 2005

10.2	Executive Confidentiality, Non-solicitation, Non-competition, Intellectual Property Rights, and Code of Conduct Agreement with Sam Morcos, dated May 20, 2005

10.3	Executive Agreement with Hans Ydema, dated October 31, 2005

10.4	Second Supplement, dated September 2, 2005, to Lease for 1000 Innovation Drive, Ottawa, Canada, by and between Entrust Limited, Entrust, Inc. and 3559807 Canada Inc., dated December 29, 1999—Incorporated by reference to Exhibit 10.2 to Entrust, Inc.’s Current Report on Form 8-K, filed on September 2, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	First Supplement, dated June 20, 2000, to Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and Entrust Technologies Incorporated—Incorporated by reference to Exhibit 99.1 to Entrust, Inc.’s Current Report on Form 8-K, filed on September 2, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.

Date: November 4, 2005	By:	/s/ David J. Wagner
David J. Wagner Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	2005 Sales Compensation Plan with Sam Morcos, dated September 28, 2005

10.2	Executive Confidentiality, Non-solicitation, Non-competition, Intellectual Property Rights, and Code of Conduct Agreement with Sam Morcos, dated May 20, 2005

10.3	Executive Agreement with Hans Ydema, dated October 31, 2005

10.4	Second Supplement, dated September 2, 2005, to Lease for 1000 Innovation Drive, Ottawa, Canada, by and between Entrust Limited, Entrust, Inc. and 3559807 Canada Inc., dated December 29, 1999—Incorporated by reference to Exhibit 10.2 to Entrust, Inc.’s Current Report on Form 8-K, filed on September 2, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	First Supplement, dated June 20, 2000, to Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and Entrust Technologies Incorporated—Incorporated by reference to Exhibit 99.1 to Entrust, Inc.’s Current Report on Form 8-K, filed on September 2, 2005