Form 10-K
period 2005-12-31
ENTRUST INC
filed 2006-03-03
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

            (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $4.79 per share on June 30, 2005, as reported on the Nasdaq National Market, was approximately $191,774,787.

The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 59,913,181.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Entrust, Inc.’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 5, 2006 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

ENTRUST, INC.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including among other things, statements regarding Entrust’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to Entrust up to and including the date of this document, and Entrust expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Entrust’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations,” “Risk Factors—Certain Factors That May Affect Our Business” and elsewhere in this report. Readers should also carefully review the risks outlined in other documents that Entrust files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Entrust files in 2006.

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

PART I

ITEM 1.    BUSINESS

Introduction

The demands on today’s enterprises and governments require ever increasing extension outside their boundaries to interact with suppliers, customers and citizens, and employees. Integrated supply chains, e-commerce, e-government and mobile employees are demanding business applications be open and available to them at all times. Since attacks on data are increasing in number and sophistication along with the increased flow of sensitive information, this extended enterprise and government model is driving the increased need for securing digital identities and information.

As the information security market continues to mature, organizations are moving from an assessment phase to a more active remediation phase. Accordingly, the way organizations view security and how to apply it to their businesses is evolving as well.

How identities are defined in today’s online environment is expanding. Once the concept of an identity applied only to an individual and organizations were concerned with determining who was on the other end of a transaction. Now, identities apply not only to individuals but also to the computers, servers, personal digital assistants, applications etc. that they use. Authentication is no longer a one-way proposition; mutual (or two way) authentication is vital to combating data theft and fraud.

Organizations continue to invest in information security and the number of security projects continues to increase. What has changed is how organizations look at security. Increasingly, organizations are abandoning the “security as insurance” view of the last few years, and moving towards a more sophisticated security strategy based on risk. Security is now being applied based on the risk elements related to the identities and data an organization holds and the transactions it conducts.

Simultaneously, public understanding of the risks to digital identities and information are driving organizations towards action. Malware, phishing, pharming, database breaches, laptop theft and other threats to personal identity information have created anxiety among consumers and citizens. Organizations are responding to these customer fears by working to prevent the brand damage resulting from identity-related fraud and data breaches. Meanwhile, legislators and regulators have also become involved, creating laws and regulations such as California SB1386, Gramm-Leach-Bliley, Basel II and the FFIEC guidance on financial institution authentication. This has increased the pressure on organizations to mitigate these risks to identities and information.

Penalties for violating these regulations can be steep, as evidenced by the $15 million levied against ChoicePoint in January 2006 for a data breach. Penalties resulting from brand damage and customer flight in light of a security breach can be even more expensive. When the stakes are so high, organizations have begun taking the security decisions out of the hands of users and building in rules and policies designed to automate security. Layering security into applications based on automated rules and policies is helping to properly and consistently remediate risks.

About Entrust

Entrust, Inc. is a global provider of security software that secures digital identities and information. Entrust operates in one business segment: the design, production and sale of policy and access management software products and related services for securing digital identities and information. Entrust software and the associated services enable businesses and governments around the world to conduct high-value, highly sensitive transactions, over wired and wireless networks including the Internet, in compliance with today’s regulatory guidelines.

Over 1,450 customers have purchased and deployed the Entrust secure identity and secure information software solutions that integrate into the broad range of applications organizations use today to leverage Internet and enterprise applications to improve productivity. With over 100 patents and patent applications pending, Entrust takes the initiative in authoring and driving industry standards through standards boards and technology forums.

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning policy and access management software solutions is demonstrated by several key distinctions the company and its products received in 2005 from leading organizations. These and other 2005 highlights include:

Products and Solutions

•	Entrust IdentityGuard 8.0 Product Launch – In November 2005, Entrust launched a major expansion of its Entrust IdentityGuard product. A flexible, strong, risk-based mutual authentication platform, Entrust IdentityGuard 8.0 provides capabilities that enable organizations to choose from a range of authentication methods from a single solution. This is particularly significant for financial organizations faced with compliance with the October 2005 Federal Financial Institution Examination Council (FFIEC) guidance on authentication. Over 2.4 million licenses for Entrust IdentityGuard were shipped in 2005.

•	Web Services – In February 2005, Entrust announced new digital certificate management solutions to help organizations in managing the increasing number of security-aware devices and applications on their networks and to help add and manage security for web services applications.

•	Secure Boundary E-mail Encryption – In September 2005, the 8.0 release of Entrust Entelligence Messaging Server became available as an appliance, and added support for multiple e-mail encryption protocols, enhancing performance and administration capabilities.

•	Content Control – Entrust expanded its solution offerings for intelligent content filtering, further enabling organizations to automate content control processes used to help protect intellectual property and confidential information and guard against regulatory violations.

•	HSPD-12 Solutions – Entrust announced solutions for the US Homeland Security Presidential Directive 12, which mandates the use of digital certificates on smartcards for all government employees and contractors

•	Common Criteria Certification – In January 2005, Entrust Authority Security Manager, foundation of the Entrust Authority product portfolio, achieved Common Criteria EAL 4+ certification, an international security standard.

•	Integration with leading vendors – In 2005, Entrust achieved and extended integration with leading vendors, such as Microsoft, Research in Motion (RIM), PGP, Check Point, F5, Juniper Networks, Citrix, Trustgenix, Nortel, Adobe, Apple, Linux, Cyclone Commerce and Authentify.

Customers

As of December 31, 2005, Entrust had licensed software to more than 1,450 customers in over 50 countries. These customers in turn have implemented Entrust software to securely deliver information and services to millions of business and consumer end users. Entrust’s customers are Global 1500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations, as well as domestic and foreign government agencies.

Key customer events in 2005 include:

•	US Department of State – Selected an Entrust digital signature solution to secure data on the new chip enabled passports.

•	Government of Sweden – Entrust IdentityGuard was chosen by nine of Sweden’s largest public agencies to provide strong authentication to over 500,000 users.

•	SCHUFA – Entrust IdentityGuard was selected to provide strong authentication for a new personal credit information portal. SCHUFA holds data on over 62 million individuals.

•	Commercebank – Selected Entrust IdentityGuard for strong authentication for their 40,000 users of online banking.

•	Siemens – Chose Entrust GetAccess for single sign-on to their enterprise portal that is used by over 110,000 employees in Europe.

•	New Zealand Ministry of Economic Development – Deployed Entrust IdentityGuard to secure remote access to all users in the department.

•	Government of Spain – Selected Entrust digital certificate technology to incorporate into its national ID card.

•	Government of Canada – Has issued over 900,000 digital IDs, known as e-passes, to businesses and citizens. Over 25 applications utilize the epass.

•	Canadian High Performance Computing Virtual Lab – Became a Certificate Authority using the Entrust Authority product portfolio.

•	State of Illinois – Received the US Environmental Protection Agency CIO Partnerships Award for eDMR project.

•	US Federal Bureau of Investigation – Announced in June 2005 that it had deployed Entrust security software to 33,000 desktop computers in a project that was delivered ahead of schedule and under budget.

CORPORATE STRATEGY

In 2005, Entrust continued to focus on key vertical and geographical markets, product transformation and innovation, customer deployments and service improvements. From a financial perspective, Entrust increased revenue and continued to maintain cost controls which enabled the Company to reach its highest profitability in company history.

Entrust’s corporate priority in 2006 is to continue the momentum established in 2005 and grow the Company profitably. To facilitate the achievement of this goal, Entrust plans to drive revenue growth by expanding markets for its new solutions, executing on vertical and geographical opportunities, increasing channels to market, keeping a tight hold on costs and remaining focused on customers. Key corporate initiatives include:

Key Security Market Segments

Entrust is focusing on key areas around Consumer and Enterprise Authentication, Email Security, Content Control, Public Key Infrastructure and Developer Tools. Over the past six months the Company has introduced new solutions in each of these areas. Each of these new solutions positions the company into some very fast growing markets in the security software market space:

•	Entrust IdentityGuard gives Entrust a new, low cost, second factor solution for dealing with identity theft and phishing. Entrust IdentityGuard 8.0 expands Entrust’s offering to a full suite of solutions for consumer and enterprise authentication needs in the market.

•	Entrust Web Mail Center and Entrust Messaging Server expand the company’s offering in the fast growing Email Security market.

•	Entrust Entelligence Compliance Server delivers content control solutions for enterprises and governments needing to deal with the growing regulatory and corporate compliance mandates around email and data storage.

•	Entrust Public Key Infrastructure portfolio provides authentication, encryption and digital certificate capabilities to the Enterprise and Government market place.

•	Entrust Developer Tools are designed to make security: easier for developers to add security to applications, easier for administrators to deploy and manage security and easier for users to apply security to their digital lives.

•	Entrust Single Sign On capability gives companies the ability to combine user name password, second factor authentication, provisioning, digital signature and policy management from one vendor.

•	Geographic markets—Focusing direct resources on North America and Europe and leveraging partners in non-core geographies. Entrust will have a strong focus on developing the market for its solutions in China.

•	Vertical markets—Providing solutions and services coupled with sales and marketing programs targeted at financial services, government, healthcare, telecom and Global 1500 enterprises.

•	Go-to-market partners—Developing strategic relationships with key channels to market, such as system integrators and system consultants, global and regional distributors and original equipment manufacturers or OEMs, and taking advantage of bundling or licensing opportunities with other technology manufacturers.

•	Marketing programs—Raising Entrust brand awareness and the need for Entrust digital identity and information security solutions.

•	Service and deployment initiatives—Ensuring industry leadership standards for quality in our customer deployments and our product solutions.

Solutions for Securing Digital Identities and Information

Secure Identity Solutions

The Entrust Secure Identity Solution is a suite of market-leading security products that enable customers to easily issue and manage identities for many types of users, applications or devices. The solution supports a broad range of authentication methods – from username/password to digital identities to two-factor authentication – as well as the tools necessary to control authorization to enterprise and Web-based applications. Leveraging best-of-breed capabilities, the solution is easy to deploy and operate, includes secure administration and audit, and cost-effectively scales to address large user populations. The Entrust Secure Identity products make it easier and more cost-effective for organizations to manage who or what has access to information, helping them realize the business benefits of sharing information electronically while complying with stringent legislative and corporate governance requirements.

(a)    The Entrust IdentityGuard Product Portfolio

“Financial institutions … should use effective methods to authenticate the identity of customers.” (Authentication in an Internet Banking Environment,Federal Financial Institutions Examination Council, October 2005)

Entrust IdentityGuard is a comprehensive strong authentication platform for Internet and enterprise applications. This suite of strong authentication capabilities enables organizations to take a risk-based approach to tailoring their security deployments. Flexible deployment options enable organizations to match strong authentication methods to the level of risk associated with different types of users, transactions, and applications in an environment.

In October 2005, the Federal Financial Institutions Examination Council (FFIEC), recommended that financial institutions implement enhanced authentication methods in guidance called, “Authentication in an Internet Banking Environment.” For banks offering Internet-based financial services, the guidance describes authentication methods beyond username and password that regulators expect banks to use when authenticating the identity of customers using the on-line products and services. Examiners will review this area to determine a financial institution’s progress in complying with this guidance during upcoming examinations. Entrust IdentityGuard is appropriate for meeting this FFIEC guidance.

By allowing an organization to layer strong authentication methods – including two-factor authentication and mutual authentication – across different users and transaction types, Entrust IdentityGuard can reduce the risk of fraudulent transactions and minimize security expenditures.

(b)    Entrust Certificate Services Portfolio

Entrust Certificate Services provides 128-bit SSL Certificates and WAP Certificates to enable secure communications online. As a basis for more comprehensive secured Web portal initiatives, SSL Certificates provide information about the authenticity of Web sites and provide a basic level of security for online transactions.

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

(c)    The Entrust GetAccess Product Portfolio

The Entrust GetAccess product portfolio provides organizations with the security, flexibility and performance required to personalize a user’s online experience. Entrust GetAccess software makes it possible for an organization to authenticate the users with whom it is doing business through its Web portal and provide personalized access to information based on this user identity. Entrust GetAccess software allows multiple online applications to leverage a common infrastructure to manage identities and authorizations, enabling new applications to be deployed more securely and quickly.

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

(e)    Entrust TruePass Product Portfolio

The Entrust TruePass product portfolio, Entrust’s thin-client public-key infrastructure (“PKI”), provides organizations with the confidence to migrate critical applications onto Internet and intranet Web portals. Organizations can conduct valuable and sensitive online transactions more securely using Entrust TruePass software to provide strong authentication, accountability of transactions and end-to-end data privacy. The U.S. National Institute of Standards and Technology and Canada’s Communications Security Establishment have awarded Entrust TruePass software the Federal Information Processing Standards 140-1 validation. Entrust TruePass software was the first Java application to gain this level of security validation from both agencies.

(f)    Entrust USB Tokens

Collaborating with SafeNet, Entrust distributes SafeNet iKey 2032 tokens as Entrust USB Tokens, which form an integrated component of the Entrust product portfolio. These security tokens enable strong two-factor authentication to desktops, VPNs, WLANs and Web portals. Entrust USB Tokens are designed to work together with Entrust’s leading PKI product portfolio to provide a comprehensive, scalable security solution that meets customer needs for stronger authentication, encryption and digital signatures.

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

(h)    The Entrust Authority Product Portfolio

The Entrust Authority product portfolio is the backbone of many of Entrust’s secure digital identity offerings. First introduced to market in 1994, Entrust Authority Security Manager was the first product to receive Federal Information Processing Standards (FIPS) 140-1 certification (1995) and Common Criteria certification (1999), and has captured the largest market share in the PKI market space. Through transparent, centralized security and policy management, Entrust Authority manages the full lifecycles of certificate-based digital identities, and enables digital signature, encryption and strong authentication across a broad range of applications and platforms.

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

Secure Information Solutions

Data is the lifeblood of any organization. Whether at rest or in transit, data needs to be protected from theft, alteration or loss. The Entrust Secure Information Solution consists of a comprehensive, highly scalable suite of data and e-mail security products and services that help organizations mitigate the risk of data loss, corruption and disclosure so they can confidently capitalize on new technologies that enable greater stakeholder collaboration and, ultimately, business growth. It helps organizations secure sensitive and valuable information stored on computers, mobile devices, and corporate networks and protect data in transit through e-mail. The solution also helps organizations abide by new legislative regulations that mandate stronger data security controls, without unduly burdening the people and processes that make use of this critical data.

Organizations can realize the promise of secure information through:

•	encryption which provides end-to-end data protection and privacy;

•	authentication, which strongly identifies the requesting users, device or application before releasing sensitive data;

•	policy-based access control, which manages individual user access rights to data and applications based on corporate policy;

•	digital signatures which improves accountability for data transactions and protects the integrity of data involved in a transaction;

•	content scanning that helps organizations identify and secure transmitted via multiple protocols;

•	messaging solutions that encrypt e-mail both within an organization and beyond the boundary.

Products in the Entrust Secure Information Solution include the following:

(a)    Entrust Entelligence Content Control Server

Entrust Entelligence Content Control Server uses highly sophisticated content analysis tools to automatically analyze and categorize e-mail messages and document content based on the contextual meaning, not simply pre-defined word lists. The Content Control Server centrally enforces policy in real-time, identifying risky items and taking action before a violation has occurred, helping to protect organizations against the brand damage and financial penalties that can accompany a corporate governance or regulatory violation. In doing so, Content Control Server help organizations protect their networks, safeguard employee productivity and comply with corporate, government and industry regulations.

Unlike other content scanning products available on the market today, Content Control Server uses patented statistical and linguistic algorithms that understand the context and the concepts of the message instead of simply matching words encoded in rule bases, resulting in fewer false positives, and more effective e-mail categorization. The technology underlying the Content Control Server is well-suited to analyzing subtlety-worded e-mail messages and attachments, which lends itself well to identifying messages that may violate corporate or regulatory compliance policies.

(b)    Entrust Entelligence Content Analysis Toolkit

Underlying the Entrust Entelligence Content Control Server is the award-winning content analysis technology which is also available as a standalone toolkit for developers or other Independent Software Vendors (ISVs) wanting to build their own applications for e-mail risk management and compliance. The Content Analysis Toolkit enables developers to rapidly deploy advanced content analysis capabilities in any C++ or Java environment.

(c)    Entrust Entelligence Messaging Server

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

(e)    The Entrust Entelligence Product Portfolio (Messaging)

Two key products within the Entrust Entelligence portfolio are the Entrust Entelligence™ E-mail Plug-in and Entrust Entelligence Security Provider for Outlook.

Both products provide single-click encryption and digital signatures for leading enterprise e-mail clients to provide “end-to-end” e-mail security – protecting e-mail communications in transit from one user to another, and at rest on the desktop and servers. By extending security to the desktop, these clients offer customers a greater level of risk management, protecting e-mail communications within the enterprise or externally to partners and customers. Seamlessly integrated with the Entrust Entelligence Messaging Server and Entrust Entelligence Content Control Server, customers still benefit from the centralized security and policy management capabilities provided by these products.

E-mail Plug-in leverages an organization’s current enterprise infrastructure and integrates with most existing messaging platforms to enable users to seamlessly deliver security to e-mail messages while in transit and while stored on the desktop. It provides “government-strength” security and has been successfully validated pursuant to stringent standards relating to the US Federal Bridge capabilities. Security Provider for Outlook leverages more of the native security features of Microsoft Outlook while still providing automatic and transparent digital identity management.

(f)    Entrust Entelligence Desktop Manager and File Plug-in (desktop security)

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

(g)    Entrust Entelligence Security Provider

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

(l)    Entrust Authority Cryptographic Toolkits

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

With the release of the appliance-based Entrust Entelligence Content Control Server, Entrust Training has developed a strong process for developing web-based training. This process is applied to all appliance-based products on the Entrust product roadmap and enables customers to implement solutions in the shortest possible timeframe.

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

SALES, MARKETING AND BUSINESS DEVELOPMENT

Sales

Entrust offers its products, solutions and services through a multi-channel sales approach, reflecting the characteristics and buying behavior of the target-markets covered. Entrust plans to continue to focus its marketing and sales efforts to capitalize upon the need for secure digital identities and information within both the enterprise and government markets. Entrust plans to utilize a prioritized combination of direct and indirect sales channels around the globe. Entrust believes that its direct sales force, working in conjunction with indirect channels offering complementary products and services, provides Entrust with a competitive advantage in responding to customer needs as they evolve. Entrust intends to deliver revenue growth in 2006 through its sales efforts.

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

REGULATORY MATTERS

Certain Entrust products are subject to special export requirements administered by the governments of the United States, Canada and other countries. Entrust’s products may also be subject to import restrictions and/or use restrictions imposed by some countries. Consequently, Entrust’s ability to export its products to destinations outside the U.S. and Canada is subject to a variety of administrative requirements, government approvals or licensing requirements. Re-exports of the products between countries other than the U.S. and Canada may be subject to the export control laws of those countries in addition to those provisions of the U.S. and/or Canadian export control laws which apply to re-exports. In light of these regulations, depending on the end-user, end-use and country of destination, some of our products may not be sold to certain parties, and some products made available abroad may contain significantly weaker encryption capabilities than those available to customers in the U.S. and Canada. In addition, extra controls which the United States applies to sales to foreign governmental entities, as noted below, can create additional obligations for Entrust in this market sector. All other Entrust products are exempt from U.S. export authorization and they have been marketed accordingly.

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

INTELLECTUAL PROPERTY

The Company relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect the Company’s proprietary rights. Pursuant to patent cross-license agreements, the Company also licenses some of its patents to other corporations and, in return, receives rights from those corporations in respect to patents owned or licensable by such corporations. The Company is a licensee under patent cross license agreements with Nortel Networks Limited (Nortel) and Tumbleweed Communications Corp. The license with Nortel was entered into in connection with the Company’s spinout from Nortel. The Company is also a licensee in respect to certain single patents that are not part of any cross licensing arrangement.

A very large proportion of the Company’s products incorporate technology that is licensed from third parties and, as such, a significant percentage of the Company’s revenues depend upon the availability of licensed technology. The Company uses a large number of open source software packages in its products. In general, these software packages are licensed to the Company on a no-charge basis without any representations or warranties as to performance or non-infringement of third-party intellectual property rights. Accordingly, if these open source packages are found to infringe or misappropriate any third-party intellectual property rights, Entrust could potentially be held liable by such third parties and potentially by Entrust customer’s pursuant to intellectual property indemnity obligations in Entrust’s license agreements with such customers, without any recourse against the developer of such infringing or misappropriating open source software. Certain open source packages used by Entrust, and in particular, certain components in the GNU Linux operating system, are licensed pursuant the GNU General Public License (the “GPL”). In certain instances, the terms of the GPL may require a licensee to make certain of that licensee’s own proprietary software available under the same terms as those set forth in the GPL. As such, application of the GPL’s “viral” terms to a licensee’s own proprietary software could result in that proprietary software become available, at no charge, as open source software. The Company does not believe that any of its proprietary software is subject to the viral provisions of the GPL, however, the exact scope of these viral provisions has not been definitively established in any court actions and there is significant disagreement within the software industry as to the actual scope of these viral provisions.

The amount and nature of the third-party technology used in Entrust’s products varies between products. In general, and except as further discussed below, the Company’s products or other revenue generating activities (i) do not depend to a material extent on any one technology that is only available from a single source, (ii) do not depend to a material extent on any technology that would require a significant engineering effort to replace, or (iii) are not of a type that cannot be supplied by multiple vendors. Furthermore, except as further discussed below, the Company believes that due to market competitiveness, any change in vendors or in third-party providers of technology will not have a material effect on the pricing or appeal of the affected Company product. The Company maintains internal processes to monitor the terms and renewal dates for various third-party technologies so that the Company is able to plan in advance for contract renegotiation, extension, or product substitution. Therefore, it is the Company’s belief that, in general, in the case of interruption, non-renewal or expiration of a third-party license, the measures currently in place will allow the Company to promptly provide for replacement technology. However, some of the Company’s products incorporate technology licensed from third parties that cannot be promptly replaced. An example is certain Java-related technologies that are made available, without a royalty obligation, by Sun Microsystems, Inc. (Sun). Notwithstanding the fact that this technology is only available from a single source, the Company believes that there is no material risk that such technology will become unavailable to the Company without significant prior notice. In the case of the Java-related technologies referenced above, the Company believes there is no material risk that Sun is going to significantly change the terms under which those Java-related technologies are made available to the computer industry and further if Sun were to make any significant changes, it would provide its licensees with alternative choices or a significant period of time to transition to other technologies. Another example of a technology that could potentially be difficult to replace is the GNU Linux operating system. The GNU Linux operating system is used as the underlying operating system for a number of Entrust appliance-based products. If the GNU Linux operating system was no longer available to Entrust, or was to become available to Entrust only under terms and conditions that were unacceptable to Entrust, then Entrust would need to seek a replacement operating system for its appliance-based products. The transition to such a replacement operating system could be lengthy and costly because of the need to potentially modify various Entrust applications that previous ran on the GNU Linux operating system so that they could run on the replacement operating system. Such a transition might also involve incremental royalty costs if the royalties for the replacement operating system exceeded those that Entrust is paying for the variant of GNU Linux that it is currently using. It is also possible that Entrust might have to replace other third-party applications with which Entrust applications currently interoperate if such third-party applications are not supported on any replacement operating system that might be selected by Entrust. If this were the case, this need to replace these third-party applications could increase the re-engineering effort and might result in the need to license commercial packages with attendant royalty obligations. In the case of the Company’s Certificate Services business, the commercial viability of that business is dependent on having various browser manufacturers continue to embed the Company’s root key certificate in their browsers. If one or more of these manufacturers were to remove the Company’s root key certificate from their browser, the viability of the Company’s Certificate Services business could be negatively affected. However, because of the rate of turnover of various browser releases, the effect of such a removal would probably be gradual. Additionally, it might also be possible to address such a removal by entering into a cross certification arrangement with another certification authority whose root key certificate was still embedded in the affected browser. It should be noted that such a potential solution might be expensive or unavailable because any certification authorities that might be in a position to cross certify with the Company would also probably have competitive offerings to the Company’s Certificate Services business.

COMPETITION

Entrust addresses key markets that help mitigate business risk by securing information and securing identities. Entrust solutions protect users and reduce loss from business fraud and protect sensitive data, regardless where it resides, while providing robust controls and audit on those who can access critical systems. Our focus is on 6 emerging growth areas: Consumer Authentication, Enterprise Authentication, Content Control, Email Security, Digital Certificates and Developer Tools. In each of these areas, Entrust encounters some of its traditional competitors, as well as new vendors who are entering the market.

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

EMPLOYEES

As of December 31, 2005, Entrust had 475 full-time employees globally. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

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

ITEM 1A.    RISK FACTORS

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

Our revenues and operating results are subject to significant fluctuations and such fluctuations may lead to a reduced market price for our stock.

Our revenues and operating results have varied in the past and may continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or the guidance that we provide, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

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

Estimating future revenues is difficult because we ship our products soon after an order is received and, as such, we do not have a significant order backlog. Thus, quarterly license revenues depend heavily upon orders received and shipped within the same quarter. Moreover, we historically have recorded 50% to 60% of our total quarterly revenues in the third month of the quarter, with a concentration of revenues in the second half of that month. We expect that this concentration of revenues, which is attributable in part to the tendency of some customers to make significant capital expenditures at the end of a fiscal quarter and to sales patterns within the software industry, will continue.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2005, 2004 and 2003, our three largest customers accounted in the aggregate for 31%, 32% and 29% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting in the aggregate for 36% of gross accounts receivable at December 31, 2005, compared to 31% of gross accounts receivable at December 31, 2004. One customer individually accounted for 10% or more of net accounts receivable at December 31, 2005, at 17%. As of December 31, 2005, the total accounts receivable is $20.3 million, net of an allowance for doubtful accounts of $0.5 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 55% of our product revenue in 2005 and 24% of product revenue in 2004. The U.S. and Canadian governments represented 17% and 10% of total revenues, respectively, in 2005, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

A widespread outbreak of an illness or other health issue could negatively affect our business, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

A number of countries in the Asia/Pacific region have experienced outbreaks of SARS and/or bird flu. As a result of such an outbreak, businesses can be shut down temporarily and individuals can become ill or quarantined. Outbreaks of infectious diseases such as these, particularly in North America, Europe or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business or prospects. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

If the enterprise information technology budgets and the digital identity security market do not continue to grow, demand for our products and services will be adversely affected.

The market for digital identity and information security solutions is at an early stage of development. Continued growth of the digital identity security market will depend, in large part, on the following:

•	the continued increase in the number of organizations adopting or expanding intranets and extranets;

•	the rate of adoption of Internet-based business applications such as Web Services;

•	the ability of network infrastructures to support an increasing number of users and services;

•	the public recognition of the potential threat posed by computer hackers and other unauthorized users; and

•	the continued development of new and improved services for implementation across the Internet, intranets and extranets.

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

We have invested in several privately held companies, including Asia Digital Media and ADML Holdings, Ltd, including its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”). Most of these companies are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in relevant markets, we could lose all or substantially all of our investment in these companies, which would have an adverse effect on our business, financial condition and results of operations.

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

Our future success depends upon our ability to continue to attract and retain highly qualified scientific, technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the field of information security, and there can be no assurance that we can retain our key scientific, technical, sales and managerial employees or that we can attract, motivate or retain other highly qualified personnel in the future. These challenges are made more severe by our history of operating losses, the employment reductions from our restructurings, and the fact that the exercise price of a majority of outstanding stock options is below the current market price of our stock. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $25.5 million at December 31, 2005, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.4 million at December 31, 2005, could have a material effect on our reported results.

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

We face risks associated with our investment in Asia, which could have a significant adverse effect on our business, financial condition or results of operations.

In total we have invested $3.7 million in Asia Digital Media and $1.5 million in Ohana, including loans to Ohana that converted into equity in that company. Asia Digital Media and Ohana are joint ventures in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale in China any commercial product or service. Joint ventures, such as these, also carry risks as a result of potentially conflicting objectives between the joint venture owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions. The success of Asia Digital Media and Ohana depends in large part on conditions in the Chinese market and receipt of government approvals required to export into China and conduct business there. As such, Asia Digital Media and Ohana face several risks including technological risk, competitive risk, risks pertaining to governmental approvals, political risks, currency risks, funding risks and risks of end-user acceptance. For example, if the demand for the technologies and products developed or offered by Asia Digital Media and Ohana materialize slowly, if the businesses fail to achieve important technical development milestones, fail to achieve necessary governmental approvals and licensing requirements, or fail to raise additional money to continue its development plan, we could lose all or substantially all of our investment in Asia Digital Media and Ohana.

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

ITEM 2.    PROPERTIES

Entrust’s U.S. headquarters, including executive offices and administrative facilities, is located in Addison, Texas at One Hanover Park, Suite 800, 16633 N Dallas Parkway, where Entrust leases office space. Entrust’s Canadian headquarters is located in Ottawa, Ontario, Canada, where Entrust leases office space. Entrust also leases office space in Santa Clara, California, McLean, Virginia and Tokyo, Japan. Entrust’s Europe, Middle East and Africa operations are headquartered in office space that it leases in Reading, England and Munich, Germany. The Santa Clara property is no longer in use by the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2005.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information provided below is as of March 3, 2006. The executive officers and directors of Entrust are as follows:

Name	Age	Position
F. William Conner	46	President, Chief Executive Officer and Chairman of the Board
David Wagner	41	Senior Vice President, Chief Financial Officer
Kevin Simzer	39	Senior Vice President, Chief Marketing Officer
Sam Morcos	46	Senior Vice President, Sales & Services
Hans Ydema	50	Senior Vice President and General Manager of EMEA
Peter Bello	43	Senior Vice President, General Manager of U.S. Federal
Butler C. Derrick, Jr.	69	Director
Michael P. Ressner	57	Director
Douglas Schloss	47	Director
Jerry C. Jones	49	Director
Andrew Pinder	58	Director

F. William Conner, age 46, has served as Entrust’s President and Chief Executive Officer since April 2001 and as Chairman of the Board from October 1998 to May 2000 and from January 2002 to the present. He has been on the board of directors since July 1997. He has been credited with leading the corporate turnaround of Entrust. He has been highlighted in such publications as The Wall Street Journal, Washington Post and the Financial Times as a knowledge leader in the fight against cyber crime and identity theft. Mr. Conner has been a leader in the effort to elevate information security to a corporate governance issue and fashion a public-private partnership to protect America’s critical infrastructure. He launched and co-chaired the Business Software Alliance Information Security Governance Task Force, which released a security management framework in April 2003. He also co-chaired the National Cyber Security Partnership’s Corporate Governance Task Force, which released its information security governance framework in April 2004. He has been recognized as one of the Federal Computer Week’s Federal 100—the top executives from government, industry and academia who had the greatest impact on the government information systems community in 2003. In 2003, Mr. Conner received the Corporate CEO Award as part of the annual Tech Titans Award program.

From November 1999 to April 2001, Mr. Conner served as President, Enterprise Networks and eBusiness Solutions of Nortel Networks, a global Internet and communications company, where he led the turnaround of the Enterprise business. From September 1998 to October 1999, he served as the first Chief Marketing Officer of Nortel Networks, leading the effort to reposition the company with the “Come Together” and “What Do You Want the Internet to be?” campaigns and was recognized as “Marketer of the Year” in High Tech. From 1992 to September 1998, Mr. Conner held a number of key executive leadership positions at Nortel Networks, including President of its first data business, Executive Vice President of Nortel Networks’ Enterprise Networks Business and a variety of other key leadership positions in sales and marketing. Prior to that, he held various leadership positions at AT&T.

David Wagner, age 41, has been our Senior Vice President and Chief Financial Officer since April 2003. He joined Entrust in 1996 as Controller when he helped guide the company through a private placement and on to becoming a public entity. His broad experience at Entrust includes significant involvement in all of the organization’s public offerings and cross-functional responsibilities both in finance and operations. Prior to his appointment as Chief Financial Officer he served as the company’s Vice President, Controller & Treasurer since 1999. Prior to joining Entrust, he held various finance and accounting positions at Nortel Networks from 1991 through 1995 and at Raytheon Systems from 1982 to 1991.

Kevin Simzer, age 39, has been our Senior Vice President and Chief Marketing Officer since June 2003. He is responsible for all aspects of marketing globally including product management, marketing and business development. He also leads Research and Development efforts for Entrust. With over 19 years of experience in the software development industry, Mr. Simzer has held a variety of executive roles. His career began at Bell Northern Research, Nortel’s Research and Development arm, working in several organizations all focused on the software for large-scale telephone switching systems. Key projects include the world’s first telephone switching system supporting Integrated Services Digital Network and a highly scalable distributed system built using Advanced Intelligent Networking technology.

Sam Morcos, age 46, has been our Senior Vice President, Sales & Services since January 2006. He is responsible for revenue from Entrust products and services. Mr. Morcos joined Entrust in 1997, as Director of Worldwide Channel Programs. He was promoted to Vice President, Asia Pacific & Latin American Sales, in 1999. In 2002, Mr. Morcos left Entrust to be a part of the new executive team for a startup called Klockwork, Inc. In 2003, Mr. Morcos returned to Entrust as Vice President Operations, Asia Pacific. In 2005, he became Vice President Operations, Asia Pacific and Latin America. Mr. Morcos was promoted to Senior Vice President, Sales for Entrust in May 2005, and as of January 2006, he took over sales and services teams as the Senior Vice President, Sales & Services. Prior to joining Entrust, Mr. Morcos held a variety of positions over his nine-year career at Digital Equipment Corporation. Sam Morcos holds an MBA, International Business & Finance, from York University, an MS., Instrumentation Physics from the University of Utah, and a BSc., Honours Applied Physics, from the University of Waterloo.

Hans Ydema, age 50, Hans Ydema is the Senior Vice President and General Manager of EMEA at Entrust. He has been working in the IT industry for over 25 years and held various senior management and sales positions in international high-technology companies developing hardware and software. Mr. Ydema joined Entrust in 1999. Before taking on his current role, he was Managing Director of Entrust Central Europe, based in our Munich office. Prior to joining Entrust, Mr. Ydema was Managing Director of NetManage and Vice President of FTP Software, Inc., acquired by NetManage. He held sales and marketing positions at Sperry Univac, Olivetti, Lotus Development and Software Publishing Corporation and was Managing Director Central Europe for Apple’s software division. Mr. Ydema studied building construction engineering and business administration in Eindhoven, Netherlands.

Peter Bello, age 43, is the Senior Vice President, General Manager of U.S. Federal. He has responsibility for our U.S. Federal Sales team, Government Relations, as well as CygnaCom Solutions, a wholly owned subsidiary of Entrust. Peter has 21 years in the industry, and is noted for his strong combination of technical and business acumen. Peter joined Entrust as Director of North American Professional Services in February of 1998 to help build the Professional Services Practice and organization. He successfully grew the North American Professional Services from a start up to a $6 million business over a 4 year period of time. Peter was promoted to Vice President, North American Professional Services with additional responsibilities for Latin America and Asia Pacific. He joined CygnaCom Solutions as President in March of 2002. CygnaCom Solutions has been providing professional information security services and cryptographic solutions to government and business clients since 1994. This business includes US Federal government accredited security test laboratories. Prior to joining Entrust, Peter held various positions of increased responsibility at Nortel Networks from 1985 – 1998 in the areas of Engineering, Technical Support, Marketing, and Order Management. He graduated from Rensselaer Polytechnic Institute with BS in Electrical Engineering.

Butler C. Derrick, Jr. , age 69, has been a director of the Company since May 1999. Since February 2004 Mr. Derrick has been the managing partner of Nelson, Mullins, Riley and Scarborough LLP. From August 1998 to February 2004, Mr. Derrick was a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

Jerry C. Jones , age 49, has served on the Entrust Board of Directors since December 2003. He serves as Acxiom Corporation’s Business Development and Legal Leader. At Acxiom, he is responsible for the Legal Team, leads the strategy and execution of mergers and alliances, and assists in other strategic initiatives. Mr. Jones came to Acxiom in March 1999 from the Rose Law Firm in Little Rock, Arkansas, where for 19 years he specialized in problem solving and business litigation. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor’s degree in public administration from the University of Arkansas.

Michael P. Ressner , age 57, has been a director of the Company since May 1999. From January 2001 to December 2002, Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, he served as Vice President of Finance of Nortel Networks’ Enterprise Solutions group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, he held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves on the Board of Directors of Magellan Health Services, Riverstone Networks, Exide Technologies and Arsenal Digital Solutions.

Douglas Schloss , age 47, has served on the Board of Directors of the Company since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He is currently the Chairman of the Board of SCO Family of Services, a New York City based social services agency which is one of the ten largest social services agencies in the United States and the largest in New York City. He is also on the Board at

St. Paul’s School in Concord, New Hampshire. He has also served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

Andrew Pinder , age 58, has served on our board of directors since July 2004. As the United Kingdom’s e-Envoy, Mr. Pinder spearheaded the Prime Minister’s directive to bring Internet access to all British citizens and businesses by 2005. He was also responsible for forging stronger information networks in the British government and for enabling the U.K. to be a recognized leading e-Government and a leader in e-Business. Mr. Pinder was awarded the Commander of the Order of the British Empire (CBE) in HM the Queen’s New Year’s Honours list for his services to the Cabinet Office. He is also a non executive director of United Utilities PLC and its subsidiary Vertex Data Sciences Ltd., both of the United Kingdom. Before his appointment as e-Envoy in 2001, Mr. Pinder was a partner in a venture capital firm and carried out a number of management consultancy assignments for the British government. Previous executive leadership roles also include positions as the head of European Operations and Technology at Citibank, Director of Operations and Technology at Prudential Corporation, and as Director of Information Technology at the Office of Inland Revenue.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbol “ENTU” since August 18, 1998. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2004
First Quarter	$5.57	$3.86
Second Quarter	4.99	3.89
Third Quarter	4.50	2.34
Fourth Quarter	3.94	2.48

2005
First Quarter	$4.45	$3.28
Second Quarter	5.37	3.34
Third Quarter	6.63	4.77
Fourth Quarter	5.66	3.96

2006
First Quarter through to March 1	$5.06	3.50

As of March 1, 2006, we had approximately 658 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2005 to October 31, 2005)	—	—	—	9,314,500

Month #2 (November 1, 2005 to November 30, 2005)	53,084	$4.49	53,084	9,261,416

Month #3 (December 1, 2005 to December 31, 2005)	159,900	$4.75	159,900	9,101,516

Total	212,984	$4.69	212,984	9,101,516

(1)	On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$34,216	$29,295	$30,974	$44,734	$48,027
Services and maintenance	63,912	61,662	56,920	58,013	69,938

Total revenues	98,128	90,957	87,894	102,747	117,965

Cost of revenues:
Product	5,153	4,149	5,341	5,281	4,515
Services and maintenance	30,495	29,105	29,825	32,073	43,640
Amortization of purchased product rights	802	384	568	1,136	3,322

Total cost of revenues	36,450	33,638	35,734	38,490	51,477

Gross profit	61,678	57,319	52,160	64,257	66,488

Operating expenses:
Sales and marketing	28,534	26,322	34,985	44,128	87,439
Research and development	16,439	17,266	22,566	24,151	30,892
General and administrative	11,534	12,569	13,143	14,840	20,509
Amortization of goodwill and other purchased intangibles	—	—	—	—	62,142
Impairment of goodwill, purchased product rights and other purchased intangibles	—	—	1,134	—	326,953
Restructuring charges and adjustments	—	—	13,623	(1,079)	65,511
Write-down of leaseholds and other long-lived assets	—	—	—	—	13,519

Total operating expenses	56,507	56,157	85,451	82,040	606,965

Income (loss) from operations	5,171	1,162	(33,291)	(17,783)	(540,477)

Other income (expense):
Interest income	2,357	1,281	1,680	3,346	8,229
Foreign exchange gain (loss)	(62)	433	(431)	(72)	101
Loss from equity investments	(760)	(1,111)	(603)	(602)	—
Gain on sale of asset	200	—	—	—	—
Realized gain (loss) on investments	—	—	—	(220)	1,103
Write-down of long-term strategic investments	—	—	(2,780)	(1,238)	(10,800)

Total other income (expense)	1,735	603	(2,134)	1,214	(1,367)

Income (loss) before income taxes	6,906	1,765	(35,425)	(16,569)	(541,844)
Provision for income taxes	532	687	441	1,350	1,828

Net income (loss)	$6,374	$1,078	$(35,866)	$(17,919)	$(543,672)

Net income (loss) per basic share	$0.10	$0.02	$(0.56)	$(0.28)	$(8.57)
Net income (loss) per diluted share	$0.10	$0.02	$(0.56)	$(0.28)	$(8.57)
Shares used in basic per share computation	60,834	62,976	63,588	64,946	63,411
Shares used in diluted per share computation	62,517	64,202	63,588	64,946	63,411

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$82,453	$97,368	$92,289	$118,023	$153,555
Working capital	69,495	75,164	47,188	73,367	89,012
Long-term marketable investments	—	1,951	12,379	13,423	9,038
Total assets	130,449	145,883	148,752	189,571	229,045
Shareholders’ equity	69,108	75,994	80,672	117,865	135,452

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors—Certain Factors That May Affect Our Business” and elsewhere in this Annual Report.

EXECUTIVE OVERVIEW

We are a global provider of software that secures digital identities and information. Over 1,450 enterprises and government agencies in more than 50 countries use our solutions to help secure the digital lives of their citizens, customers, employees and partners. Our proven software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to install, support and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of its products, geographic representation, and customer segments.

In the past three years, Entrust has moved from a full year loss in 2003, which included reaching profitability in the last quarter of the year, to 2004 where the company achieved its first profitable year in five years to 2005 in which the company increased earnings per share by 450%. In the same period Entrust has increased product revenue, launched new and industry leading versions of its Public Key Infrastructure product line and innovated with new product like Entrust IdentityGuard and boundary based messaging and content control solutions.

We derive our revenues from our core products. In 2005, product revenues increased 17% from 2004, Entrust’s main solutions areas include:

•	Entrust Secure Identity Management Solutions accounted for 66% ($6.0 million) of product revenue for Q4, 2005, representing a 2% decrease ($144 thousand) from Q3, 2005, and a 22% decrease ($1.65 million) from Q4, 2004. Entrust IdentityGuard represented 7% ($0.6 million) of product revenue for Q4, 2005. Entrust Certificate Services continued its 13th consecutive increase in quarter over quarter revenue.

•	Entrust Secure Messaging Solutions accounted for 24% ($2.2 million) of product revenue, a 97% increase ($1.1 million) from Q3, 2005, and a 9% decrease ($217 thousand) from Q4, 2004.

•	Entrust Secure Data Solutions accounted for 10% ($0.9 million) of product revenue, an increase of 112% ($469 thousand) from Q3, 2005, and an increase 4% ($26 thousand) from Q4, 2004.

In order to better reflect the dynamics of our business, we will transition from solutions revenue to product categories for 2006. The new product categories are: Emerging Growth Products including Entrust IdentityGuard and Boundary Messaging, PKI including all certificate based products and Single Sign-On Products.

New Product Category Financial Metrics:

•	Emerging Growth Products accounted for 11% ($1.0 million) of product revenue for Q4, 2005. For the full year 2005, Emerging Growth Product revenue increased to 10% of total product revenue, an increase of 275% over 2004.

•	PKI Products accounted for 84% ($7.6 million) of product revenue for Q4, 2005. For the full year 2005, PKI product revenue increased to 79% of total product revenue and increased 15% over 2004.

•	Single Sign-On Products accounted for 5% ($0.5 million) of product revenue for Q4, 2005. For the full year 2005, Single Sign-On product revenue decreased to 11% of total product revenue and decreased 20% over 2004.

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

We market and sell our products and services in both the enterprise and government market space. In 2005, 55% of our product sales were in our extended government vertical market, which includes healthcare. This is an increase of more than 159% as compared with 2004. The increase in revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In Q2, 2005, the Spanish Government selected our digital certificate technology to incorporate into its National ID Card. As governments continue to increase spending on e-government initiatives and information security projects, we are well positioned to help them.

In 2005, 45% of our product sales were in our extended enterprise vertical market. The enterprise market in 2005 was driven by our new product traction, new customers, and continued growth in transactions under $500 thousand in revenue. In the 2005, 27% of product transactions and 24% of product revenue came from new products. In 2005, we added 80 new customers, which is an increase of 150% from the 32 new customers in 2004. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain.

A key driver of our product growth has been the recent spotlight on identity theft due to breaches at companies like Choicepoint and LexisNexis. These breaches have proven that self-regulation over the past few years has been insufficient at addressing the underlying issues. Recent legislation has addressed these concerns. California S.B. 1386 has cast more visibility on the issue for citizens, corporations, and the government. The law requires both corporations and the government to notify California residents if their sensitive data has been breached unless encryption technology is deployed. Additionally, 21 other states have now passed breach notification requirements, and another 17 states have legislation waiting to be enacted. On a national level, bills are being written to protect citizens from identity theft and alert them if their information has been stolen.

Entrust for years has been a leader in secure digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication. We now have 88 pilots under way for IdentityGuard. In 2005 IdentityGuard accounted for 6% of total product revenue. IdentityGuard’s low cost relative to hardware, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased traction we are experiencing. Along with the traction for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

Entrust has a goal to develop new channels to market, in addition to our direct sales force. In the second quarter of 2005, our largest deal was through our partnership with SIA, with whom we won the national ID card. Our largest IdentityGuard transaction in the third quarter and the second quarter of 2005, were also with strategic regional distribution partners. We have been successful in developing a number of these regional channels to market. In addition to our regional partners, a focus in 2005 was developing an indirect channel to market in the U.S. for our strong authentication, encryption and e-mail compliance solutions. On July 26, 2005, Entrust announced a distribution agreement with Access Distribution, a General Electric Company, to become the first two-tier distributor to offer Entrust’s industry-leading security solutions to authorized value-added resellers in the U.S. and Canada. At the end of 2005, we signed up eight value added resellers under our agreement with Access Distribution, but have yet to achieve any sales through these resellers.

Entrust relies significantly on large deals in each quarter. Our software revenue from our top five customers in Q4, 2005 was approximately 15% of our total revenue in that quarter and we had one product deal over $1 million. This was within our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. Although our revenue in the second half of 2004 and 2005 allowed us to return to profitability, we continue to be impacted from time to time on our software revenue by the timing of our customers buying process, which may include proof of concepts, senior management reviews and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of deals over $1 million;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals;

•	Product revenue split between three key product areas: Emerging Growth Markets, Public Key Infrastructure and Single Sign-on;

•	Geographic revenue split;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue, cash and marketable investment balances.

BUSINESS OVERVIEW

During 2005, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $98.1 million represented an 8% increase over 2004, and consisted of 35% product sales and 65% services and maintenance. Services and maintenance revenues increased 4% over 2004, due to improved demand for both consulting services and support and maintenance services, while product revenues increased 17% from 2004, primarily driven by an improved product transaction closure rate compared to 2004, despite a lower average purchase value compared to 2004. Net income in 2005 was $6.4 million, or $0.10 per share, compared to a net income of $1.1 million, or $0.02 per share in 2004, with total expenses increasing 4% to $93.0 million in 2005. Net cash used in operating activities was $1.5 million in 2005, compared to cash generated of $9.6 million in 2004. Entrust Secure Identity Management Solutions accounted for 75% of product revenue, which is an increase of 39% from 2004. Entrust Certificate Services revenues, a component of our Secure Identity Management solutions suite increased 29% over 2004. Entrust Secure Messaging Solutions accounted for 16% of product revenue, which is an increase of 8% from 2004. Entrust Secure Data Solutions accounted for 9% of product revenue, which is a decrease of 47% from 2004. Our PKI products revenue increased 15% over 2004. Extended Government accounted for 55%, an increase of 159% over 2004, and Extended Enterprise accounted for 45% of the product revenue in 2005. The financial services sector of the Extended Enterprise vertical increased to 15% of product revenue in 2005, down 43% from 2004.

Other highlights from 2005 included:

•	The average purchase size in 2005 was $99,000, which was a decrease from $103,000 in 2004. Total transactions in 2005 reached 292, which is up 26% from 232 transactions in 2004. We added 80 new customers in 2005, which represented a 150% increase from 2004.

•	Our 2005 support and maintenance revenues were the highest in our history. In 2005, we achieved the sixth consecutive year of increasing support revenues. Entrust’s support and maintenance delivered its highest fourth quarter revenue in the company’s history.

•	Entrust Certificate Services achieved its 13th consecutive quarter of revenue growth in the fourth quarter of 2005.

•	We achieved a second consecutive year of annual profitability, with a net income of $6.4 million in 2005, the highest annual net income in our history, representing a 491% increase over 2004.

•	Our new products IdentityGuard and Boundary Messaging represented 11% of total product revenue or $3.5 million for 2005, compared to $883 thousand in 2004.

•	Entrust IdentityGuard finished its first year of commercial availability with 29 customers and 88 pilots, reaching sales of $2.0 million. Sales for the year represented 2.4 million IdentityGuard licenses shipped to customers such as SHUFA, the Government of Sweden, Commercebank, and a number of leading Government and Financial Institutions worldwide.

•	We signed eight value added resellers under our U.S. distribution network.

•	As part of our share purchase program, we purchased 3.94 million shares in 2005 for $17.9 million at an average share price of $4.54. As a result, we ended 2005 with $82.5 million in cash and marketable securities and no debt.

•	We unveiled IdentityGuard 8.0, a market first in the delivery of a flexible, strong, risk-based mutual authentication platform. The new capabilities allow organizations to reduce the risk of online identity attacks while fitting seamlessly into the user experience at a fraction of the cost of conventional hardware tokens. We also announced that our Entrust IdentityGuard solution now offers strong authentication for remote access applications. The result is a solution that works, off the shelf, with leading remote access products by leveraging the Radius protocol, a standard supported by leading remote access products.

•	We announced that IdentityGuard was selected by nine of Sweden’s largest public agencies to provide strong authentication to over 500,000 users. Implemented by Entrust’s partner in the Nordic market,

Pointsec Mobile Technologies AB (Pointsec), Entrust IdentityGuard is expected to play an important role in the new government electronic ID platform that will be used to offer a range of new online services and secure communications to both citizens and businesses. We also announced that Commercebank, one of the largest privately held banks in South Florida, will deploy Entrust IdentityGuard to over 40,000 customers across Florida. The Ministry of Economic Development of New Zealand has decided to deploy Entrust IdentityGuard to all users across the department to secure remote access to sensitive applications via Citrix Metaframe. This deployment is intended to replace a token solution that, due to high cost, is only used to provide authentication capability for a small sub-set of employees. Finally, we announced that SCHUFA, a German credit rating agency, will provide access to personal credit information via their new user portal, which will use Entrust IdentityGuard to provide strong authentication.

CRITICAL ACCOUNTING POLICIES

In 2005, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes, and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

For arrangements involving multiple elements, we allocate revenue to each component based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon substantially similar sales of renewals of maintenance and support contracts to other customers. Fair value of future services, training or consulting services is based upon substantially similar sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

We generally do not engage in non-monetary transactions. However, for arrangements involving non-monetary exchanges the Company accounts for them in accordance with SFAS No. 153, “Exchanges of Nonmonetary Assets”. In 2004, we were involved in a non-monetary transaction with a customer; however, we established that a clear business purpose for the transaction existed and we were reasonably able to assign fair value to the consideration. Therefore, we concluded that it was appropriate to recognize revenue for the value of the product and services provided and record the associated expense for the products and services received. This non-monetary transaction of $196 thousand accounted for less than 1% of total revenue for 2004.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. We have focused on improving our accounts receivable aging and, as a result, have been able to reduce our corresponding allowance for doubtful accounts in 2005 in the process. However, a significant change in the financial condition of a major customer could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 36% of gross accounts receivable at December 31, 2005, compared to 31% of gross accounts receivable at December 31, 2004. One customer accounted for 10% or more of net accounts receivable at December 31, 2005, at 17%. For more information on our customer concentration, see our related discussion in “Risk Factors—Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2004, we reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because it was our determination then that the likelihood of default was probable, despite the fact that we had undertaken all avenues of collection available to us, including litigation. As part of the process of pursuing collection through the court system, we entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of $2.0 million was assured upon execution of a new agreement. In total, we reduced our allowance for doubtful accounts by approximately $2.0 million due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance that had previously been set up against the receivable. The remaining allowance in the amount of $1.3 million was reversed against sales and marketing expenses as a recovery of this bad debt.

In a separate matter, during 2004, the Company collected $550 thousand that had been outstanding over 365 days and had previously been fully reserved. The balance of $550 thousand was reversed against sales and marketing expense as a recovery of bad debt during the year. In 2005, the Company collected $572 thousand that had been outstanding over 365 days and had previously been fully reserved. The balance of $572 thousand was reversed against sales and marketing expense as a recovery of bad debt during the year.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sublease income for restructured facilities, of $25.5 million at December 31, 2005, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at December 31, 2005, we estimated a total of $18.5 million of sublease recoveries in our restructuring accrual. Of this amount, $18.4 million is related to the Santa Clara facility. In addition, $3.9 million of the $18.5 million is recoverable under existing sublease agreements, and the remaining $14.6 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets. The existing Santa Clara sublease expires during November 2006.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.4 million at December 31, 2005 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at December 31, 2005 includes a total of $0.3 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

Accounting for Long-term Strategic Investments

We assess the recoverability of the carrying value of strategic investments on an on-going basis, but at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies, made in 2000 and 2001, of which we typically own less than 10% of the outstanding stock. We account for these investments under the cost method. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. Since 2001, we have recorded a total of $14.8 million of impairment charges with respect to these long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. As a result, we have no balance recorded related to the investments made in 2000 and 2001, as of December 31, 2005.

As a result of the Rescission Agreement discussed in the next section, as of December 31, 2005, we hold an investment in Ohana, in the amount of $750 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. We have recorded cumulative losses from our investment in Ohana of $750 thousand since the fourth quarter of 2004. As of March 2, 2006, we do not believe that there has been any further impairment of our investment in Ohana.

Accounting for Equity Investments

We have $2.9 million of investments as of December 31, 2005 that we account for under the equity basis of accounting, which represent our equity ownership in Asia Digital Media. Asia Digital Media is a joint venture, involving us and several other investors, formed for the purpose of delivering secure technology solutions enabling HDTV satellite broadcasting, high-speed internet and on-line transaction services to the Chinese market.

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

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement (as amended, the “Subscription Agreement”). The investment closed on December 17, 2004. We directly subscribed for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2.0 million and in-kind contributions of software products and professional services totaling $1.3 million. Of this amount, $1.1 million was recorded on account of the in-kind contributions as revenue in the fourth quarter of 2004, net of intercompany profit eliminations. Also, ADML Holdco, in which we held an approximate 14.3% ownership interest for our $1.5 million investment, directly subscribed for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana. The remaining capital stock of Asia Digital Media is owned by two investors and China Aerospace New World Technology Limited, a company incorporated in Hong Kong. During the first quarter of 2005, we received additional shares of common stock of Asia Digital Media in reimbursement for legal costs incurred by us on behalf of Asia Digital Media during its formation and for administrative services that we provided. These additional shares were valued at $458 thousand and resulted in an increase of our total direct and indirect equity holdings in Asia Digital Media to 27.4% as of September 30, 2005. On December 27, 2005, we entered into the Rescission Agreement with Asia Digital Media and ADML Holdco to rescind the Subscription Agreement in part, resulting in the return of the shares of Asia Digital Media issued to ADML Holdco for cancellation and the corresponding return of the entire issued capital of Ohana to ADML Holdco. Upon conclusion of the Rescission Agreement, the Company will own approximately 44% of the issued share capital of Asia Digital Media and approximately 14.3% of the issued share capital of Ohana.

Beginning with the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $666 thousand in our consolidated net income since the fourth quarter of 2004. See note 5 to our consolidated financial statements for additional information.

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

As of December 31, 2005, Asia Digital Media has built, integrated, tested and demonstrated the end-to-end solution within a lab environment. In October 2005, Asia Digital Media put its first real subscribers into a live network as part of the alpha trial. Asia Digital Media is currently working directly with cable operators and end users to refine its products for the market. Asia Digital Media remains an important joint venture with an opportunity to address both the AIP opportunity for secure distribution of digital content in China and to address the growing market for security software products in China. As of March 2, 2006, we do not believe that there has been any impairment of our investment in Asia Digital Media.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $136.9 million as of December 31, 2005, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $111.8 million and $25.1 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Stock-Based Compensation

Our stock option program is a broad-based, long-term retention program that is intended to contribute to our success by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options may be granted to employees when they first join us, when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. Stock options may also be granted in specific circumstances for retention or reward purposes. The Compensation Committee of the Board of Directors may, however, grant additional options to executive officers and key employees for other reasons. Under the stock option plans, the participants may be granted options to purchase shares of Common stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years. Options issued before April 29, 2005, generally expire ten years from the date of grant; options issued on or after April 29, 2005, generally expire seven years from the date of grant.

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At December 31, 2005, approximately 59% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

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

If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation, the effect would have been to create a net loss for 2005 of $2.1 million, compared to a net loss of $10.0 million and $48.7 million for 2004 and 2003, respectively, and consequently, we would have reported a net loss per share of $0.03 for 2005, compared to a net loss per share of $0.16 and $0.77 for 2004 and 2003, respectively. However, we believe, that due to the volatility of our stock and the inherent limitations of option valuation models, the expenses that would be recorded under SFAS No. 123 are not as meaningful as a careful consideration of the outstanding option data, which is disclosed in note 2 (n) to our consolidated financial statements, included in this report. As an illustration, because of significant movement in the market value of our stock price since September 30, 2005, the percentage of total options outstanding that were considered to be “In the Money” (options with exercise prices at or below the closing market price per share) went from 49% at September 30, 2005 down to 36% at November 1, 2005.

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

In January 2005, our Board of Directors approved accelerating the vesting of all of the outstanding unvested stock options granted to our directors, officers and employees under applicable stock incentive plans, with an exercise price greater than $4.79. As a result of the acceleration, options to acquire approximately 2.8 million shares of our Common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect.

The decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No. 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options, we were not required to record any amount of compensation expense for such accelerated stock options. We believe that acceleration of these 2.8 million stock options eliminated the need for recognizing future compensation expense of approximately $2.7 million associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

In addition, we decided to use restricted stock units and stock appreciation rights in future incentive compensation plans for employees and members of the Board of Directors, in place of or in combination with stock options to purchase shares of our stock. In the second quarter of 2005, we granted 406,690 restricted stock units (“RSU’s”) to employees, which allow the employees to receive Common stock of the Company once the units vest. Since the second quarter of 2005, an additional 122,995 RSU’s have been issued and 68,759 were cancelled. The RSU’s generally vest over four years. The Company recorded unearned deferred compensation of $2.0 million related to these grants in 2005. Also, we granted a total of 132,668 stock appreciation rights to the members of our Board of Directors, valued at $3.97 per right on May 6, 2005, which was the date of grant. Of this amount, 28,334 were subsequently cancelled due to a departure from the Board of Directors. These SAR’s are accounted for as variable equity compensation awards, and as such, the value of these instruments is revalued each period.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product	34.9%	32.2%	35.2%
Services and maintenance	65.1	67.8	64.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product	5.2	4.6	6.1
Services and maintenance	31.1	32.0	33.9
Amortization of purchased product rights	0.8	0.4	0.7

Total cost of revenues	37.1	37.0	40.7

Gross profit	62.9	63.0	59.3

Operating expenses:
Sales and marketing	29.1	28.9	39.8
Research and development	16.7	19.0	25.7
General and administrative	11.8	13.8	14.9
Impairment of purchased product rights	—	—	1.3
Restructuring charges and adjustments	—	—	15.5

Total operating expenses	57.6	61.7	97.2

Income (loss) from operations	5.3	1.3	(37.9)

Other income (expense):
Interest income	2.4	1.4	1.9
Foreign exchange gain (loss)	(0.1)	0.5	(0.5)
Loss from equity investments	(0.8)	(1.2)	(0.7)
Gain on sale of asset	0.2	—	—
Write-down of long-term strategic investments	—	—	(3.1)

Total other income (expense)	1.7	0.7	(2.4)

Income (loss) before income taxes	7.0	2.0	(40.3)
Provision for income taxes	(0.5)	(0.8)	(0.5)

Net income (loss)	6.5%	1.2%	(40.8)%

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

For arrangements involving multiple elements, we allocate revenue to each component of the arrangement based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon substantially similar sales of renewals of maintenance and support contracts to other customers. Fair value of future services, training or consulting services is based upon substantially similar sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

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

We eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During 2005 and 2004, we sold product and services to Asia Digital Media with a fair value of $763 thousand and $1.3 million, respectively, which after intercompany profit eliminations related to our direct and indirect ownership at 2005 and 2004 of approximately 27% and 25%, respectively, was recognized as $667 thousand and $1.1 million of net revenues, respectively.

Total Revenues.    Total revenues in 2005 were $98.1 million, which represented an increase of 8% from the $91.0 million of total revenues in 2004, which in turn, represented a 4% increase from the $87.9 million of total revenues in 2003. Total revenues derived from North America of $64.6 million in 2005 represented an increase of 2% from the $63.6 million in 2004, which in turn, represented an 8% increase from the $58.7 million in 2003. Total revenues derived from outside of North America of $33.5 million in 2005 represented an increase of 22% from the $27.4 million in 2004, which in turn, represented a 6% decrease from the $29.2 million in 2003. The improvement outside North America was experienced in both the enterprise and government markets, while extended government revenues in the United States also grew to $19.4 million in 2005, representing a 3% increase over 2004. We believe the significant increase in revenues outside of North America from 2004 to 2005, reflects the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services. The overall increase in total revenues from 2003 to 2004 was driven primarily by an improved closure rate for software deals in the fourth quarter of 2004, particularly in North America. The improvement in North America was experienced mainly in the enterprise market, while extended government revenues in the United States also grew to $18.8 million in 2004, representing a 9% increase over 2003. However, we continued to see softness in the international market, resulting in a decline in revenues generated from outside North America from 2003 to 2004. In 2005, a single customer accounted for 10% or more of revenues, while no other customers accounted for 10% or more of revenues. In 2004 only one customer accounted for 10% or more of revenue, while in 2003 no individual customer accounted for 10% or more of revenues. The United States and Canadian governments represented 27%, 26% and 26% of total revenues in 2005, 2004 and 2003, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 15%, 16% and 15% of total revenues in 2005, 2004 and 2003, respectively.

Product Revenues.    Product revenues of $34.2 million in 2005 represented an increase of 17% from the $29.3 million in 2004, which in turn, represented a decrease of 5% from the $31.0 million in 2003. These revenues represented 35%, 32% and 35% of total revenues in 2005, 2004 and 2003, respectively. New products continued to gain traction in 2005, with revenue from our target areas of IdentityGuard, Secure Gateway Messaging and device certificates accounting for over 11% of total product revenue, which underpinned our total product revenue growth of 17%, particularly outside of North America. The decrease in product revenues in absolute dollars in 2004 primarily reflected the changed buying patterns that we experienced during this period, with customers delaying purchases as a result of the soft economic climate internationally and concerns over the war in Iraq. Our product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) grew to 292 in 2005, up from 232 in 2004, or a 26% increase, which in turn was down from 268 product revenue transactions in 2003, or a decrease of 13%. We also grew our new customer count by 150% in 2005 compared to the prior year. The average product revenue transaction size decreased from $103 thousand in 2004 to $99 thousand in 2005, or a decrease of 4%, after the average product revenue transaction size increased from $102 thousand in 2003. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues declined from 18% and 16% in 2003 and 2004, respectively to 15% in 2005. This decrease in average product revenue transaction size and the decline in the top-five average product revenue transactions are consistent with our expectations, due to the increased level of product transactions and improved volume of transactions involving new customers and new products. Product revenues as a percentage of total revenues increased in 2005 compared to 2004 due to a stronger demand for products, relative to the demand for services. Product revenues as a percentage of total revenues decreased in 2004 compared to 2003 due to a stronger demand for services, primarily maintenance and support services, relative to the demand for software, reflecting the shift from new project software spending to service driven deployment and maintenance.

Services and Maintenance Revenues.    Services and maintenance revenues of $63.9 million in 2005 represented an increase of 4% from the $61.7 million in 2004, which in turn, represented an increase of 8% from the $56.9 million in 2003. These revenues represented 65%, 68% and 65% of total revenues in 2005, 2004 and 2003, respectively. The improved revenue for 2005 was primarily due to a $2.2 million growth in support and maintenance revenues when compared to 2004, primarily due to the addition of Entrust Japan in late 2004. We believe this support revenue performance reflects the value our products provide to our customers globally, the increasing customer deployment of solutions and the level of service quality that our support and maintenance team delivers. In addition, to a greater degree, we have been fulfilling our customers’ deployment needs in 2004 and 2005 in conjunction with partners, as our solutions are now easier to deploy and consequently, we have seen an increase in services revenue over the past year driven by increased third party services and hardware revenue globally.

The improved revenues in 2004 compared to 2003 were driven by increased professional services revenues of $3.4 million, primarily due to a $2.7 million growth in revenues in our Entrust CygnaCom division, and support and maintenance revenues, and related support contract renewals, which grew $1.3 million for 2004 when compared to 2003 partly due to the acquisition of Entrust Japan during the third quarter of 2004. The decrease in services and maintenance revenues as a percentage of total revenues in 2005 compared to 2004 reflected the shift in the mix of revenues from services and maintenance revenues to product, largely due to the strength of demand for our products offerings relative to the demand for services and maintenance business. The increase in services and maintenance revenues as a percentage of total revenues in 2004 compared to 2003 reflected the strength of demand for our services and maintenance business relative to the demand for software, with product revenues declining 5% year-over-year from 2003 to 2004 while services and maintenance revenues improved by 8%.

Total Expenses.    Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative, impairment of purchased products rights and restructuring charges. Total expenses of $93.0 million in 2005 represented an increase of 4% from $89.8 million in 2004. This increase from 2004 to 2005 was due primarily to the impact of royalties for third party technology that is embedded in our solutions of $1.4 million, incremental cost of $1.7 million in 2005 related to the acquisition of Entrust Japan in September 2004 and an unfavorable foreign exchange impact of $3.1 million principally between the United States and Canadian dollars. However, offsetting these expense increases was headcount reductions from 2004 to 2005. In addition, 2004 benefited from the recovery of bad debts in the amount of $1.6 million related to the collection of a long outstanding receivable. As of December 31, 2005, we had 475 full-time employees globally, compared to 491 full-time employees at December 31, 2004.

Cost of Revenues

Cost of Product Revenues.    Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $5.2 million in 2005, $4.1 million in 2004 and $5.3 million in 2003, representing 5%, 5% and 6% of total revenues for the respective years. While the cost of product revenues as a percentage of total revenues remained consistent year-over-year from 2003 through 2005, the increase in cost of product revenues in absolute dollars in 2005 from 2004 was primarily due to the product mix, which included more third party products and therefore increased royalties.

The decrease in cost of product revenues in absolute dollars in 2004 from 2003 was primarily due to improved efficiencies in our web server certificate business which led to savings of $0.2 million in 2004 and decreases in third-party royalties paid on older products of $1.0 million. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues.    Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $30.5 million in 2005, $29.1 million in 2004 and $29.8 million in 2003, representing 31%, 32% and 34% of total revenues for the respective years. Cost of services and maintenance revenues in absolute dollars for 2005 increased when compared to 2004, due to the effect of increased costs associated with third party hardware and royalty maintenance fees of $0.7 million. Also, we increased our investment in our support and maintenance and professional services teams by $0.7 million in 2005 principally due to the acquisition of Entrust Japan in September 2004. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in 2005 compared to 2004 is primarily due to improved overall revenues, resulting in a three-percentage point decrease in the cost of services and maintenance revenues as a percentage of total revenues. This was offset by the shift in the mix of services and maintenance revenues toward third party services and hardware, which are lower margin revenues, and increased spending on Entrust Japan service teams.

Cost of services and maintenance revenues in absolute dollars for 2004 decreased when compared to 2003, due to the net effect of decreased costs associated with operating efficiencies and with our May 2003 restructuring, which together resulted in a $2.1 million reduction in the cost structure of our professional services team, despite improved revenue performance, offset by increased investment in our support and maintenance team and our Entrust CygnaCom services team of $1.4 million in 2004. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in 2004 compared to 2003 was largely due to the fact that we were able to grow services and maintenance revenues while not increasing our overall services and maintenance cost in 2004 and, in fact, decreasing these expenses in 2004 when compared to the prior year, through improved utilization of existing resources. The cost of services and maintenance revenues as a percentage of total revenues in 2004 decreased 4-percentage points due to this effect, compared to the same period of the previous year. However, this effect was partially offset by the lower product revenue performance in 2004 compared to 2003.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% in 2005, 53% in 2004 and 48% in 2003. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues for 2005, compared to 2004, was primarily due to the net impact of declined North American professional services margins as a result of lower utilization of available professional services resources and a greater volume of lower margin third party services and hardware revenues, meaning higher relative costs associated with professional services in light of this revenue performance. This accounted for a two-percentage point decrease in the services and maintenance gross profit as a percentage of services and maintenance revenues for 2005, when compared to 2004. However, support and maintenance margins improved due to higher revenues from strong past renewals in 2005, which resulted in an offsetting one-percentage point increase in the services and maintenance gross profit as a percentage of services and maintenance revenues in 2005 when compared to 2004, despite the increased investment in this team.

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

Operating Expenses

Operating Expenses—Sales and Marketing

Sales and marketing expenses were $28.5 million in 2005, $26.3 million in 2004 and $35.0 million in 2003, representing 29%, 29% and 40% of total revenues in the respective years. The increase in absolute dollars for 2005, when compared to 2004, was due mainly to reduced costs in 2004 as a result of the collection of long outstanding receivables during 2004, which netted an approximate $1.6 million in recoveries and was recorded as a reduction in selling and marketing expenses in 2004. Also, the acquisition of Entrust Japan in late 2004, resulted in an increase in expenses of $0.7 million in 2005. The decrease in sales and marketing expenses in absolute dollars in 2004 from 2003 was mainly due to the continued management discipline with respect to spending, savings achieved as a result of our May 2003 restructuring and corresponding reduction in headcount and marketing programs, which resulted in savings of $6.8 million, and the collection of two long outstanding receivables, which netted an approximate $1.9 million reduction in selling and marketing expenses in 2004, as a result of the corresponding reduction in the provision for aged receivables. Sales and marketing expenses as a percentage of total revenues for 2005 was consistent with 2004. This was a result of the net effect of increased expenses being offset by increased revenues compared to 2004. The effect of increased expenses related to bad debt recoveries in 2004 and incremental Entrust Japan expenses in 2005 was an increase of two-percentage points in sales and marketing expenses as a percentage of total revenues. This effect was offset by a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to improved revenue achievement in 2005 compared to 2004.

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

During 2005, the allowance for doubtful accounts decreased from $1.0 million to $0.5 million primarily as a result of a reduction in the allowance because of the improvement in our accounts receivable aging in 2005, principally due to collection of a long outstanding receivable, which had been fully provided for in fiscal 2003. During 2004, the allowance for doubtful accounts decreased $3.0 million to $1.0 million primarily as a result of a reduction in the allowance because of the significant improvement in our accounts receivable aging in 2004 and collection of two long outstanding receivables. We recorded a net bad debt recovery of $1.3 million in the first quarter of 2004, after providing for the settlement costs related to the recovered bad debt and recording a provision for other aged receivables. In addition, the allowance was reduced for a second bad debt recovery during 2004 of $0.6 million. During 2003, the allowance for doubtful accounts increased by $1.0 million to $4.0 million, with the increase being recorded as a bad debt expense in the second quarter of 2003. The increase related to one particular customer receivable balance, and was not indicative of an overall decline in the quality of our accounts receivable. Generally, we experienced effective cash collections throughout 2005, 2004 and 2003.

Operating Expenses—Research and Development

Research and development expenses decreased to $16.4 million in 2005 from $17.3 million in 2004 and $22.6 million in 2003, representing 17%, 19% and 26% of total revenues in the respective years. The decrease in research and development expenses for 2005, compared to 2004, was due mainly to continued management discipline in this area, with reduced spending for 2005 of approximately $1.9 million, offset by the unfavorable shift in the exchange rate between Canada and the U.S. for the period that increased reported expenses by $1.0 million. Research and development expenses as a percentage of total revenues for 2005 decreased compared to 2004, primarily due to a two-percentage point decrease as a result of reduced spending, offset by a one-percentage point increase due the unfavorable shift in exchange rates in 2005. In addition, the improved revenues in 2005 accounted for a one-percentage point decrease in these expenses as a percentage of total revenues.

The decrease in research and development expenses in absolute dollars for 2004, compared to 2003, was mainly due to the continued management discipline in spending and savings achieved as a result of our May 2003 restructuring, which reduced expenses in this area by approximately $5.6 million in 2004, despite an increase in the cost base due to foreign exchange rate fluctuations between Canada and the United States. This decrease for 2004 was partially offset by increased compensation costs associated with our corporate bonus plan of approximately $0.3 million. Research and development expenses as a percentage of total revenues for 2004 decreased compared to 2003, mainly due to a six-percentage point decrease in spending in this area, as a result of the May 2003 restructuring. This effect was augmented by the improved revenue in 2004, which accounted for a one-percentage point decrease in these expenses as a percentage of total revenues in 2004 compared to 2003. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

General and administrative expenses decreased to $11.5 million in 2005 from $12.6 million in 2004 and $13.1 million in 2003, representing 12%, 14% and 15% of total revenues in the respective years. The decline in general and administrative expenses in absolute dollars for 2005 compared to 2004 was due to the effect of continued management discipline in this area, with net savings of $1.1 million, despite increased expenses of $1.4 million from 2004 related to the inclusion of a full year of Entrust Japan expenses. General and administrative expenses as a percentage of total revenues decreased in 2005 compared to 2004. This is due to the net reduction in spending and improved revenue achievement during 2005. The net reduction in spending resulted in a one-percentage point decrease in general and administrative expenses as a percentage of total revenues from 2004 to 2005, while the increase in total revenues resulted in an additional decrease of one-percentage point, as these expenses include a high degree of fixed costs.

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

Amortization of Purchased Product Rights and Impairment of Purchased Product Rights

Amortization of purchased product rights was $802 thousand and $384 thousand for 2005 and 2004, respectively, related to the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

As a result of actions undertaken in the restructuring in the second quarter of 2003, coupled with the commercial release of a next generation software product, we reviewed the estimated future cash flows from the developed technology acquired in 2000 from enCommerce, Inc. (“enCommerce”). Based on these events, the net present value of the estimated future cash flows from the purchased product rights is negative. Therefore, we recorded an impairment charge in the second quarter of 2003 related to this asset in the amount of the remaining carrying value of $1.1 million, as we determined the asset had minimal fair value. Amortization of purchased product rights in connection with the enCommerce acquisition was $568 thousand in 2003. This expense was recorded as a component of cost of revenues in that year.

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

The workforce portion included severance and related costs of $4.8 million for 151 positions from all functional areas and had been completed by December 31, 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009 (primarily from excess space in our Santa Clara, California and Addison, Texas facilities), and accelerated amortization of related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, we recorded $4.1 million of charges during 2003 relating to these facilities, including $1.3 million for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess space in our facilities. The total amount of the workforce and facilities charges was $8.9 million, and charged to the restructuring charges line in the consolidated statement of operations in 2003.

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

June 2001 Restructuring Plan

In July 2003, we signed a settlement and general release agreement with Zix Corporation, that resulted in the remaining contractual obligation under the Company’s marketing and distribution agreement with Zix Corporation being settled at a value significantly less than the accrued $2.8 million obligation at June 30, 2003. Under the settlement agreement, we paid Zix Corporation $700 thousand in July 2003 in fulfillment of all remaining obligations. This settlement resulted in the reversal of an accrual by us of $2.1 million, which was recorded through the restructuring charges line in our condensed consolidated statement of operations for the third quarter of 2003.

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

No further adjustments were required in 2005 and 2004. The restructuring plan announced on June 4, 2001 was completed by June 2002. No further charges are anticipated. However, actual results could vary from the currently recorded estimates.

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

Interest Income

Interest income increased to $2.4 million in 2005 from $1.3 million in 2004 and $1.7 million in 2003, representing 2%, 1% and 2% of total revenues in the respective years. The increase in investment income from 2003 through 2005 reflected improved interest rates on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets during the period. The funds invested decreased to $82.5 million at December 31, 2005 from $99.3 million at December 31, 2004 and $104.7 million at December 31, 2003. However, the rate of return on our marketable investments improved to approximately 3.0% for 2005 compared to approximately 1.0% for 2004 and 2003.

Gain on Sale of Asset

We recorded a gain on the sale of unused intellectual property assets during 2005 in the amount of $200 thousand. This type of sale is not expected to be a recurring event.

Loss from Equity Investments

We recorded $760 thousand and $367 thousand of losses, net of intercompany profit eliminations, related to our investment in Asia Digital Media in 2005 and 2004, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management. In addition, we recorded $193 thousand of losses related to our investment in Ohana in 2004, prior to the Ohana Restructuring.

We recorded $551 thousand of losses related to our investment in Entrust Japan for 2004, compared to $603 thousand for 2003. These losses represented our share of the operating losses of Entrust Japan on an equity accounting basis. Our investment in Entrust Japan was accounted for under the equity method of accounting for investments in common stock until the acquisition on September 13, 2004 when we increased our investment from 37% to 99% of the outstanding voting stock in Entrust Japan. Since September 13, 2004, we have consolidated the financial results of Entrust Japan in our financial statements.

Provision for Income Taxes

We recorded an income tax provision of $532 thousand in 2005, compared to $687 thousand in 2004 and $441 thousand in 2003. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments and purchased product rights, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the two-year period ended December 31, 2005, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$9,081	$7,668	$9,400	$8,067	$10,911	$6,495	$4,645	$7,244
Services and maintenance	15,680	15,983	15,410	16,839	16,180	14,843	14,874	15,765

Total revenues	24,761	23,651	24,810	24,906	27,091	21,338	19,519	23,009

Cost of revenues:
Product	1,753	1,420	1,009	971	1,184	838	1,310	817
Services and maintenance	6,990	7,291	7,503	8,711	7,632	6,637	7,183	7,653
Amortization of purchased product rights	202	215	190	195	197	164	23	—

Total cost of revenues	8,945	8,926	8,702	9,877	9,013	7,639	8,516	8,470

Gross profit	15,816	14,725	16,108	15,029	18,078	13,699	11,003	14,539

Operating expenses:
Sales and marketing	7,054	6,709	7,577	7,194	7,730	5,757	6,430	6,405
Research and development	3,822	3,979	4,476	4,162	4,406	3,944	4,282	4,634
General and administrative	2,548	3,130	2,934	2,922	2,776	3,305	3,156	3,332

Total operating expenses	13,424	13,818	14,987	14,278	14,912	13,006	13,868	14,371

Income (loss) from operations	2,392	907	1,121	751	3,166	693	(2,865)	168

Other income (expense):
Interest income	652	600	577	528	377	359	281	264
Foreign exchange gain (loss)	(38)	(55)	(58)	89	(5)	(120)	133	425
Loss from equity investments	(99)	(210)	(221)	(230)	(438)	(296)	(168)	(209)
Gain on sale of asset	—	—	—	200	—	—	—	—

Total other income (expense)	515	335	298	587	(66)	(57)	246	480

Income (loss) before income taxes	2,907	1,242	1,419	1,338	3,100	636	(2,619)	648
Provision for (benefit from) income taxes	(449)	286	321	374	481	143	(66)	129

Net income (loss)	$3,356	$956	$1,098	$964	$2,619	$493	$(2,553)	$519

Net income (loss) per share:
Basic	$0.06	$0.02	$0.02	$0.02	$0.04	$0.01	$(0.04)	$0.01

Diluted	$0.05	$0.02	$0.02	$0.02	$0.04	$0.01	$(0.04)	$0.01

Weighted average common shares used in per share computation:
Basic	59,949	59,974	61,123	62,291	62,492	62,684	63,147	63,582

Diluted	61,750	62,753	62,554	63,318	63,262	62,932	63,147	65,695

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Quarter Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Statement of Operations Data:
Revenues:
Product	36.7%	32.4%	37.9%	32.4%	40.3%	30.4%	23.8%	31.5%
Services and maintenance	63.3	67.6	62.1	67.6	59.7	69.6	76.2	68.5

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	7.1	6.0	4.1	3.9	4.4	3.9	6.7	3.5
Services and maintenance	28.2	30.8	30.2	35.0	28.2	31.1	36.8	33.3
Amortization of purchased product rights	0.8	0.9	0.8	0.8	0.7	0.8	0.1	—

Total cost of revenues	36.1	37.7	35.1	39.7	33.3	35.8	43.6	36.8

Gross profit	63.9	62.3	64.9	60.3	66.7	64.2	56.4	63.2

Operating expenses:
Sales and marketing	28.5	28.4	30.6	28.9	28.5	27.0	32.9	27.9
Research and development	15.4	16.8	18.0	16.7	16.3	18.5	21.9	20.1
General and administrative	10.3	13.3	11.8	11.7	10.2	15.5	16.2	14.5

Total operating expenses	54.2	58.5	60.4	57.3	55.0	61.0	71.0	62.5

Income (loss) from operations	9.7	3.8	4.5	3.0	11.7	3.2	(14.6)	0.7

Other income (expense):
Interest income	2.6	2.5	2.3	2.1	1.4	1.7	1.4	1.2
Foreign exchange gain (loss)	(0.1)	(0.2)	(0.2)	0.4	—	(0.5)	0.7	1.8
Loss from equity investments	(0.4)	(0.9)	(0.9)	(0.9)	(1.6)	(1.4)	(0.9)	(0.9)
Gain on sale of asset	—	—	—	0.8	—	—	—	—

Total other income (expense)	2.1	1.4	1.2	2.4	(0.2)	(0.2)	1.2	2.1

Income (loss) before income taxes	11.8	5.2	5.7	5.4	11.5	3.0	(13.4)	2.8
Provision for (benefit from) income taxes	(1.8)	1.2	1.3	1.5	1.8	0.7	(0.3)	0.5

Net income (loss)	13.6%	4.0%	4.4%	3.9%	9.7%	2.3%	(13.1)%	2.3%

LIQUIDITY AND CAPITAL RESOURCES

We used $1.5 million of cash in operating activities during 2005. This cash outflow was primarily a result of an increase in accounts receivable of $4.0 million, an increase in prepaid expenses and other receivables of $1.0 million, a decrease in accounts payable and accrued liabilities of $2.4 million, a decrease in accrued restructuring charges of $4.1 million and a decrease in deferred revenue of $2.5 million, partially offset by cash inflows resulting from net income before non-cash charges of $12.5 million. Our average days sales outstanding at December 31, 2005 was 74 days, which represents an increase from the 54 days that we reported at December 31, 2004. The overall increase in days sales outstanding from December 31, 2004 was mainly due to significantly better in-quarter collections during the fourth quarter of 2004 compared to the same quarter of 2005 and a decrease in the allowance for doubtful accounts from the previous year. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During 2005, we generated $37.8 million of cash from investing activities, primarily due to cash provided by net reductions in our marketable investments in the amount of $40.5 million and from the proceeds on the one-time sale of intellectual property assets of $0.2 million. This was partially offset by the investment of $1.7 million in property and equipment, primarily for computer hardware upgrades throughout our organization, $0.5 million in the Asia Digital Media equity investment and $0.7 million in other long-term assets related to capitalized software development costs.

We used cash of $13.0 million for financing activities in 2005. During that year, we used $17.9 million in cash for the repurchase of our Common stock and $0.2 million to repay long term liabilities, offset by $5.1 million in cash provided by the exercise of employee stock options.

As of December 31, 2005, our cash, cash equivalents and marketable investments in the amount of $82.5 million provided our principal sources of liquidity. Overall, we used $16.8 million in cash, cash equivalents and marketable investments during 2005. Although we continue to target operating profitability, based on sustaining current revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2006 to satisfy the obligations provided for under our restructuring program. However, if operating losses do occur, then cash, cash equivalents and marketable investments will be negatively affected.

On July 29, 2002, we announced that our Board of Directors had authorized us to repurchase up to an aggregate of 7,000,000 shares of our Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of our Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of our Common stock already purchased under the stock repurchase program through June 30, 2005.

During 2005, we repurchased 3,936,484 shares of our Common stock for a total cash outlay of $17.9 million at an average price of $4.55, including commissions paid to brokers. As of December 31, 2005, we have repurchased 7,827,124 shares of our Common stock under this program since its inception, for a total cash outlay of $31.1 million at an average price of $3.97 per share, including commissions paid to brokers.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $25.9 million of accrued restructuring charges at December 31, 2005 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $18.8 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2015. A summary of our contractual commitments at December 31, 2005 is as follows:

	As of December 31, 2005 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$23,964	$3,151	$8,519	$3,824	$8,470
Operating lease obligations – restructured facilities	37,018	6,990	20,058	9,970	—
Guaranteed payments to AmikaNow!	1,205	597	608	—	—

Total	$62,187	$10,738	$29,185	$13,794	$8,470

In addition to the lease commitments included above, we have provided letters of credit totaling $8.9 million as security deposits in connection with certain office leases.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005, the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We believe SFAS No. 123(R) will not have a material impact on our financial statements; however, we continue to assess the potential impact that the adoption of SFAS No. 123(R) will have on the classification of tax deductions for stock-based compensation in our statements of cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which describes the reporting and disclosures of accounting changes and error corrections by replacing APB Opinion No. 20 and SFAS No. 3. A change from one accounting principle to another, unless otherwise stated in a specific accounting pronouncement, will require retrospective application. Changes in accounting estimates should be accounted for in the period of change and subsequent periods affected by the change. Errors in financial statements of a prior period shall be reported as prior-period adjustments. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS No. 154 will not have an impact on our financial condition, results of operations, or cash flows.

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

The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 2005 and 2004, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	December 31, 2005				December 31, 2004
	Maturity				Maturity
	Within 3 Months	3-6 Months	6-12 Months	>12 Months	Within 3 Months	3-6 Months	6-12 Months	>12 Months
	(in thousands)
Investments classified as cash and cash equivalents	$37,983	$—	$—	$—	$22,002	$—	$—	$—
Investments classified as held to maturity marketable investments	17,024	5,018	482	—	39,153	11,490	10,400	1,951

Total amortized cost	$55,007	$5,018	$482	$—	$61,155	$11,490	$10,400	$1,951

Fair Value	$54,998	$5,014	$479	$—	$61,147	$11,467	$10,373	$1,929

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

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, the European Union and Japan. This exposure is not considered to be material with respect to the United Kingdom, European and Japanese operations due to the fact that these operations are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through the Company’s Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but would also mean expenses would be higher in a corresponding fashion and to a greater degree.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.1 million in 2005, when compared to 2004, due to fluctuations in the exchange rate between the United States and Canadian dollars.

During the fourth quarter of 2005, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $9.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past December 31, 2005. Similarly, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $8.7 million of expenses denominated in Canadian dollars in the first quarter of 2006.

Risk Associated with Long-term Strategic Investments

We invested in several privately held companies in 2000 and 2001 for business and strategic alliance purposes, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic investments as of December 31, 2005.

As a result of the Rescission Agreement discussed elsewhere in this Annual Report, as of December 31, 2005, we hold an investment in Ohana, in the amount of $750 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. Ohana is in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale any commercial product or service. If the demand for Ohana’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment. We have recorded cumulative losses from our investment in Ohana of $750 thousand since the fourth quarter of 2004. However, as of March 2, 2006, the most recent date of assessment, we do not believe that there has been any further impairment of our investment in Ohana.

Risk Associated with Equity Investments

In total we have invested $3.7 million in Asia Digital Media, representing an equity interest of approximately 44% in the issued common shares of Asia Digital Media at December 31, 2005. Asia Digital Media is a joint venture in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale in China any commercial product or service. As of December 31, 2005, Asia Digital Media has built, integrated, tested, and demonstrated the end-to-end solution within a lab environment. In October 2005, Asia Digital Media put its first real subscribers into a live network as part of the alpha trial. Asia Digital Media is currently working directly with cable operators and end users to refine its products for the market. If no such offerings are developed due to insufficient financial resources, inability to license required third party intellectual property, technical problems, or a lack of necessary governmental approvals, we could lose all or substantially all of our investment. In addition, if the demand for Asia Digital Media’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment.

We have recorded cumulative losses from our investment in Asia Digital Media of $666 thousand since the investment in the fourth quarter of 2004. As of March 2, 2006, the most recent date of assessment, we do not believe that there has been any further impairment of our direct and indirect investments in Asia Digital Media.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the reports of Grant Thornton LLP and Ernst & Young LLP, independent registered public accounting firms, are set forth in the Index to Consolidated Financial Statements at Item 15 and incorporated herein by this reference.

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

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 15 of this Annual Report on Form 10-K and incorporated herein by this reference.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accountant fees and services in the section entitled “Ratification of the Appointment of Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements and Management’s Report on Internal Control over Financial Reporting. The following consolidated financial statements of Entrust, Inc. and the report of the management of Entrust, Inc. on internal control over financial reporting are filed as part of this Form 10-K on the pages indicated:

Page
ENTRUST, INC.

	Management’s Report on Internal Control over Financial Reporting	F-1

	Reports of Independent Registered Public Accounting Firm—Grant Thornton LLP	F-2

	Report of Independent Registered Public Accounting Firm—Ernst & Young LLP	F-4

	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5

	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-6

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-8

	Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedule. Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed on the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC. (Registrant)

By:	/s/ F. WILLIAM CONNER
F. William Conner President, Chief Executive Officer and Chairman of the Board

Date: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ F. WILLIAM CONNER F. William Conner Date: March 3, 2006	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ DAVID J. WAGNER David J. Wagner Date: March 3, 2006	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BUTLER C. DERRICK, JR. Butler C. Derrick, Jr. Date: March 3, 2006	Director

/s/ JERRY C. JONES Jerry C. Jones Date: March 3, 2006	Director

/s/ ANDREW PINDER Andrew Pinder Date: March 3, 2006	Director

/s/ MICHAEL P. RESSNER Michael P. Ressner Date: March 3, 2006	Director

/s/ DOUGLAS SCHLOSS Douglas Schloss Date: March 3, 2006	Director

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

As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Entrust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Entrust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Entrust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Entrust, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Entrust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Entrust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entrust, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years then ended, and our report dated March 3, 2006, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Entrust, Inc.

We have audited the accompanying consolidated balance sheets of Entrust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entrust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on both management’s assessment of Entrust, Inc.’s internal control over financial reporting and on the effectiveness of Entrust, Inc.’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Entrust, Inc.:

We have audited the consolidated balance sheet of Entrust, Inc. as of December 31, 2003 and the related accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/    ERNST & YOUNG LLP

Dallas, Texas

February 27, 2004

ENTRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$59,929	$36,325
Short-term marketable investments	22,524	61,043
Accounts receivable (net of allowance for doubtful accounts of $467 in 2005 and $988 in 2004)	20,341	16,203
Prepaid expenses and other assets	4,782	3,832

Total current assets	107,576	117,403
Long-term marketable investments	—	1,951
Property and equipment, net	2,677	5,168
Purchased product rights and purchased non-contractual customer relationships, net	2,086	2,887
Goodwill, net	12,713	12,713
Long-term strategic and equity investments	3,630	4,028
Other long-term assets, net	1,767	1,733

Total assets	$130,449	$145,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,223	$7,544
Accrued liabilities	6,411	7,850
Accrued restructuring charges, current portion	3,552	3,870
Deferred revenue	20,895	22,975

Total current liabilities	38,081	42,239
Accrued restructuring charges, long-term portion	22,397	26,220
Other long-term liabilities	859	1,426

Total liabilities	61,337	69,885

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 59,954,551 and 62,339,829 issued and outstanding shares at December 31, 2005 and 2004, respectively	600	623
Additional paid-in capital	762,279	773,027
Unearned compensation	(1,814)	(84)
Accumulated deficit	(691,916)	(698,290)
Accumulated other comprehensive income (loss)	(41)	718

Total shareholders’ equity	69,108	75,994

Total liabilities and shareholders’ equity	$130,449	$145,883

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product	$34,216	$29,295	$30,974
Services and maintenance	63,912	61,662	56,920

Total revenues	98,128	90,957	87,894

Cost of revenues:
Product	5,153	4,149	5,341
Services and maintenance	30,495	29,105	29,825
Amortization of purchased product rights	802	384	568

Total cost of revenues	36,450	33,638	35,734

Gross profit	61,678	57,319	52,160

Operating expenses:
Sales and marketing	28,534	26,322	34,985
Research and development	16,439	17,266	22,566
General and administrative	11,534	12,569	13,143
Impairment of purchased product rights	—	—	1,134
Restructuring charges and adjustments	—	—	13,623

Total operating expenses	56,507	56,157	85,451

Income (loss) from operations	5,171	1,162	(33,291)

Other income (expense):
Interest income	2,357	1,281	1,680
Foreign exchange gain (loss)	(62)	433	(431)
Loss from equity investments	(760)	(1,111)	(603)
Gain on sale of asset	200	—	—
Write-down of long-term strategic investments	—	—	(2,780)

Total other income (expense)	1,735	603	(2,134)

Income (loss) before income taxes	6,906	1,765	(35,425)
Provision for income taxes	532	687	441

Net income (loss)	$6,374	$1,078	$(35,866)

Net income (loss) per share:
Basic	$0.10	$0.02	$(0.56)
Diluted	$0.10	$0.02	$(0.56)
Weighted average common shares used in per share computations:
Basic	60,834,203	62,976,281	63,587,894
Diluted	62,516,586	64,201,815	63,587,894

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances at January 1, 2003	64,491,634	$645	$781,842	$(39)	$(663,502)	$(1,081)		$117,865
Unearned compensation related to non-employee stock options granted	—	—	(25)	25	—	—		—
Unearned compensation amortized	—	—	—	88	—	—		88
Common shares issued:
Stock option exercises	331,063	3	688	—	—	—		691
Employee Stock Purchase Plan	173,891	2	386	—	—	—		388
Stock awards and restricted stock	40,800	—	125	(125)	—	—		—
Common shares repurchased and retired	(1,444,200)	(14)	(3,677)	—	—	—		(3,691)
Comprehensive income (loss):
Net loss	—	—	—	—	(35,866)	—	$(35,866)	(35,866)
Translation adjustment	—	—	—	—	—	1,197	1,197	1,197

Total comprehensive loss							$(34,669)

Balances at December 31, 2003	63,593,188	636	779,339	(51)	(699,368)	116		80,672
Unearned compensation amortized	—	—	—	64	—	—		64
Common shares issued:
Stock option exercises	379,831	4	828	—	—	—		832
Stock awards and restricted stock	28,250	—	97	(97)	—	—		—
Common shares repurchased and retired	(1,661,440)	(17)	(7,237)	—	—	—		(7,254)
Comprehensive income:
Net income	—	—	—	—	1,078	—	1,078	1,078
Translation adjustment	—	—	—	—	—	602	602	602

Total comprehensive income							1,680

Balances at December 31, 2004	62,339,829	623	773,027	(84)	(698,290)	718		75,994
Unearned compensation related to equity compensation granted	—	—	2,052	(2,052)	—	—		—
Unearned compensation amortized	—	—	—	322	—	—		322
Common shares issued:
Stock option exercises	1,551,956	16	5,061	—	—	—		5,077
Cancellation of restricted stock award	(750)	—	—	—	—	—		—
Common shares repurchased and retired	(3,936,484)	(39)	(17,861)	—	—	—		(17,900)
Comprehensive income (loss):
Net income	—	—	—	—	6,374	—	6,374	6,374
Translation adjustment	—	—	—	—	—	(759)	(759)	(759)

Total comprehensive income							$5,615

Balances at December 31, 2005	59,954,551	$600	$762,279	$(1,814)	$(691,916)	$(41)		$69,108

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$6,374	$1,078	$(35,866)
Non-cash items in net income (loss):
Depreciation and amortization	5,598	5,382	8,137
Unearned compensation amortized	322	64	88
Loss from equity investments	760	1,111	603
Profit elimination from sales to equity investees	96	—	—
Provision for (reduction in) allowance for doubtful accounts	(463)	(1,936)	1,002
Gain on sale of asset	(200)	—	—
Impairment of purchased product rights	—	—	1,134
Write-down of long-term strategic investments	—	—	2,780
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,024)	5,322	3,274
(Increase) decrease in other receivables	189	12	(71)
(Increase) decrease in prepaid expenses	(1,182)	(8)	591
Increase (decrease) in accounts payable	(394)	907	(4,943)
Decrease in accrued liabilities	(1,955)	(2,416)	(441)
Increase (decrease) in accrued restructuring charges	(4,141)	(5,336)	2,260
Increase (decrease) in deferred revenue	(2,490)	5,426	544

Net cash provided by (used in) operating activities	(1,510)	9,606	(20,908)

Investing activities:
Purchases of marketable investments	(67,034)	(73,040)	(225,724)
Maturities of marketable investments	107,504	76,811	258,362
Purchases of property and equipment	(1,693)	(1,526)	(1,476)
Proceeds on sale of asset	200	—	—
Additional long-term strategic and equity investments	(458)	(3,938)	—
Proceeds on disposition of long-term strategic investments	—	—	78
Increase in other long-term assets	(701)	(459)	(849)
Purchase of business	—	(3,480)	—

Net cash provided by (used in) investing activities	37,818	(5,632)	30,391

Financing activities:
Repayment of long-term liabilities	(180)	—	(43)
Repurchase of common stock	(17,900)	(7,254)	(3,691)
Increase in long term liabilities	—	12	—
Proceeds from exercise of stock options and sale of shares under employee stock purchase plan	5,077	832	1,079

Net cash used in financing activities	(13,003)	(6,410)	(2,655)

Effect of exchange rate changes on cash	299	858	(968)

Net increase (decrease) in cash and cash equivalents	23,604	(1,578)	5,860
Cash and cash equivalents at beginning of year	36,325	37,903	32,043

Cash and cash equivalents at end of year	$59,929	$36,325	$37,903

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

1.    Company Background

Entrust, Inc. and subsidiaries (the “Company”) is a global provider of software that secures digital identities and information. Over 1,450 enterprises and government agencies in more than 50 countries use Entrust solutions to help secure the digital lives of their citizens, customers, employees and partners. The Company’s software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities.

2.    Significant Accounting Policies

(a)    Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Entrust Limited in Canada, Entrust (Europe) Limited and enCommerce Limited in the U.K., Entrust GmbH in Germany, Entrust Technologies (Switzerland) GmbH in Switzerland, CygnaCom Solutions, Inc. (“CygnaCom”) and enCommerce, Inc. (“enCommerce”) in the U.S., Entrust s.a.r.l. in France and its majority-owned subsidiary, Entrust Japan Co., Ltd. (“Entrust Japan”) in Japan. All intercompany transactions, profits and accounts are eliminated upon consolidation.

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

The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, the United Kingdom, the European Union and Japan. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Management periodically reviews the potential financial impact of foreign currency risk and the Company will use derivative financial instruments to reduce foreign currency exposures when it believes that the Company is subject to significant potential losses. The Company does not use derivative financial products for speculative purposes. There were no foreign currency instruments in place at December 31, 2005. In January 2006, the Company entered into forward contracts for the purchase of $8.7 million Canadian dollars in order to mitigate foreign currency exposures related to its Canadian dollar denominated payroll and operating costs. The Company does not designate foreign currency forward contracts as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change.

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

For arrangements involving multiple elements, the Company allocates revenue to each component based on vendor-specific objective evidence of the fair value of the various elements. These elements may include one or more of the following: software licenses, maintenance and support, consulting services and training. The Company first allocates the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company attributes the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon substantially similar sales of renewals of maintenance and support contracts to other customers. Fair value of future services, training or consulting services is based upon substantially similar sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple element arrangement, and therefore, the Company would allocate the corresponding revenues among the various components, as described above.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis. There were no significant fixed price custom development contracts in progress at December 31, 2005 and 2004. The Company also uses percentage-of-completion method to account for certain firm price consulting contracts.

(d)    Cost of Revenues

Cost of product includes the cost of product media, product packaging, documentation, other production costs, third-party royalties, and amortization of capitalized software development costs.

Cost of services and maintenance consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and customer support personnel, as well as amounts paid to third-party consulting firms for those services.

Amortization of purchased product rights related to developed technology acquired from AmikaNow! Corporation (“AmikaNow!”) is included as a component of cost of revenues.

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

(f)    Cash and Cash Equivalents and Operating Facility

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains an operating credit facility with its host financial institution with available credit up to $5.0 million Canadian dollars for overdraft protection purposes. As at December 31, 2005, the Company had not drawn from this credit facility.

(g)    Marketable and Other Investments

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At December 31, 2005 and 2004, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The strategic investments made in 2000 and 2001 had no net remaining carrying value at December 31, 2005 and 2004. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments, which included an impairment of $2,780 recorded in 2003, as a result of other than temporary

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

declines in fair value. The 2003 impairment related to a strategic investment in Brazil. It was concluded that the investment had suffered an other than temporary decline in fair value as determined by third-party market transactions and due to a decline in market conditions and a restructuring of the investee by its management. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at December 31, 2005 represented approximately 14% of the voting share capital of Ohana, compared to an equity interest of 14% at December 31, 2004.

The Company also holds an equity interest in Asia Digital Media, which at December 31, 2005 represented approximately 44% of the voting share capital of this company, compared to an equity interest, through both direct and indirect investment in the joint venture, of 17% at December 31, 2004. This investment is accounted for by the Company using the equity method of accounting for investments in common stock, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and ARB No. 51, “Consolidated Financial Statements”. See notes 4 and 5 for additional discussion.

Revenues recorded by the Company from Asia Digital Media represented less than 1% of total revenues in 2005 and approximately 1% of total revenues in 2004.

The Company recorded revenues representing less than 1% of total revenues in each of the years ended December 31, 2005, 2004 and 2003, with respect to arm’s-length transactions with companies in which it has made strategic equity investments recorded at cost.

(h)    Accounts receivable and other current receivables

Accounts receivable consist of amounts arising from recognized revenues.

The Company’s customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 36%, 31% and 45% of gross accounts receivable at December 31, 2005, 2004 and 2003, respectively. Separate individual customers accounted for 17%, 10% and 14% of accounts receivable at December 31, 2005, 2004 and 2003, respectively.

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

	December 31,
	2005	2004	2003
Allowance for doubtful accounts, beginning of year	$988	$4,032	$2,976
Provision for (reduction in) allowance for doubtful accounts	(463)	(1,936)	1,002
Reallocation to accrued liabilities to provide for costs associated with settlement agreement (see below)	—	(698)	—
Amounts written-off, net of recoveries	(58)	(410)	54

Allowance for doubtful accounts, end of year	$467	$988	$4,032

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

During 2004, the Company reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because management determined that the likelihood of non-collection was probable, despite the fact that the Company had undertaken all avenues of collection available to it, including litigation. As part of the process of pursuing collection through the court system, the Company entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of approximately $2,000 was assured upon execution of a new agreement. In total, the Company reduced its allowance for doubtful accounts by approximately $2,000 due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance for bad debts that had previously been set up against this receivable. These costs were estimated to be approximately $700 and were accrued upon the execution of the settlement agreement. The remaining allowance in the amount of $1,300 was reversed against sales and marketing expenses in 2004 as a recovery of this bad debt, which accounted for the majority of the $1,936 of net reductions in the allowance for doubtful accounts in 2004.

During 2005, the Company collected $572 that had been outstanding over 365 days and had previously been fully reserved. The balance of $572 was reversed against sales and marketing expense as a recovery of bad debt during the year. Although the Company has recently benefited from recovery of old receivables, we do not currently anticipate any significant recoveries from the allowance for doubtful accounts in the near future.

Other current receivables include federal income tax and other tax refunds of $268 and $315 at December 31, 2005 and 2004, respectively, and costs of $146 to be recovered from Asia Digital Media, a related party, at December 31, 2004. In 2005, these amounts recoverable from Asia Digital Media were settled by the receipt of 7,305 additional shares in Asia Digital Media valued at $20 per share.

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

(j)    Goodwill, purchased product rights and purchased non-contractual customer relationships

Goodwill with a balance of $12,713 at December 31, 2005 and 2004, is tested for impairment annually and also in the event of an impairment indicator. No impairment was required as a result of the annual impairment test as of December 31, 2005, 2004 and 2003.

Purchased product rights and purchased non-contractual customer relationships are amortized using the straight-line method over their estimated useful lives, generally four years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. As a result of actions undertaken in the May 2003 restructuring, coupled with the commercial release of a next generation software product, the Company reviewed the estimated future cash flows from the developed technology acquired from enCommerce. Based on these events, the net present value of the estimated future cash flows from the purchased product rights was negative. Therefore, in the second quarter of

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

2003, the Company recorded an impairment charge related to this asset in the amount of the remaining carrying value of $1,134, as the Company determined the asset had minimal fair value. During 2004, the Company recorded purchased product rights and purchased non-contractual customer relationships in the amount of $2,608 and $174, respectively, related to developed technology acquired from AmikaNow!. In addition, the Company recorded purchased non-contractual customer relationships of $242 in connection with the acquisition of Entrust Japan in 2004.

The primary components of the Company’s acquisition-related intangible assets, including goodwill, purchased product rights and purchased non-contractual customer relationships, are as follows:

	December 31,
	2005	2004
Goodwill:
Acquired related to AmikaNow!	$1,178	$1,178
Acquired related to Entrust Japan	672	672
Acquired related to CygnaCom	6,436	6,436
Acquired related to enCommerce	4,427	4,427

Goodwill, net	$12,713	$12,713

Purchased non-contractual customer relationships:
Acquired related to AmikaNow!	$174	$174
Acquired related to Entrust Japan	242	242
Less: accumulated amortization	(195)	(53)
Foreign exchange impact on carrying value	25	19

Purchased non-contractual customer relationships, net	246	382

Purchased product rights:
Acquired related to AmikaNow!	2,608	2,608
Less: accumulated amortization	(1,144)	(384)
Foreign exchange impact on carrying value	376	281

Purchased product rights, net	1,840	2,505

Total purchased product rights and purchased non-contractual customer relationships, net	$2,086	$2,887

The Company expects to record amortization related to these acquired intangible assets of $887 in 2006, $851 in 2007, $348 in 2008 and nil in 2009 and 2010.

(k)    Other Long-Term Assets

Other long-term assets consist primarily of long-term rent deposits and capitalized software development costs. The capitalized costs of $1,226 and $1,151 at December 31, 2005 and 2004, respectively, are amortized ratably as the underlying revenues are recognized on sales of capitalized software and are stated net of accumulated amortization of $1,677 and $1,062 at December 31, 2005 and 2004, respectively. Other long-term assets also include long-term rent deposits of $541 and $582 at December 31, 2005 and 2004, respectively.

(l)    Advertising Expense

Advertising costs are charged to expense as incurred and totaled $3,524, $2,913 and $2,836 in 2005, 2004 and 2003, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(m)    Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for accounting purposes, and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in statutory tax rates is recognized in net income in the year of change. A valuation allowance is recorded for those deferred income tax assets whose recoverability is not sufficiently likely. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. The Company considers, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. For all options granted to employees in the periods disclosed, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and therefore, no stock-based compensation costs are reflected in earnings for these options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no material impact on the overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted with complete accuracy at this time because it will depend on levels of share-based payments granted in the future. However, assuming the Company did not grant any new share-based payments in 2006, the annual stock-based compensation expense would continue to decline in future years when compared to that the expense reported in prior years in the Company’s pro forma stock-based compensation disclosures. The Company expects expense of approximately $2.1 million for the year ended December 31, 2006 related to the adoption of SFAS No. 123(R) based on the options outstanding at December 31, 2005. In addition, had the

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income (loss) and earnings per share in the following table.

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$6,374	$1,078	$(35,866)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(8,473)	(11,059)	(12,836)

Pro forma net loss	$(2,099)	$(9,981)	$(48,702)

Net income (loss) per share:
Basic—as reported	$0.10	$0.02	$(0.56)

Basic—pro forma	$(0.03)	$(0.16)	$(0.77)

Diluted—as reported	$0.10	$0.02	$(0.56)

Diluted—pro forma	$(0.03)	$(0.16)	$(0.77)

In the pro forma calculations above, the weighted average fair value for stock options granted during 2005, 2004, and 2003 was estimated at $2.07, $3.47, and $2.51 per option, respectively. The fair values of options were estimated as of the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the calculations.

	Year Ended December 31,
	2005	2004	2003
Expected option life, in years	5	5	5
Risk free interest rate	4.07%	3.20%	3.30%
Dividend yield	—	—	—
Volatility	55%	102%	108%

In 2002 and 2001 the Company granted non-employee options to members of an advisory committee, to purchase 5,000 and 1,500 shares of the Company’s Common stock, respectively, at exercise prices of $4.03 and $4.60 per share with a term of 10 years. The Company recorded unearned compensation of $18, and $6 in 2002 and 2001, respectively, for these non-employee options, which is being amortized over the vesting period of four years from the date of grant. Accordingly, $14 was amortized into compensation expense for 2003.

During 2003, the Company issued a total of 3,300 shares of Common stock to a former member of the Board of Directors in recognition of past service contributions. The Company also issued a total of 18,500 shares of Common stock to current members of the Board of Directors, 10,000 shares of Common stock to a non-employee consultant and 9,000 shares of Common stock to advisory board members. Unearned deferred compensation of $142 in 2003 and expenses of $15, $53 and $74 were recorded in operating expenses in 2005, 2004 and 2003, respectively, related to the fair value of these shares.

During 2004, the Company issued a total of 4,000 shares of Common stock to a current member of the Board of Directors and 25,000 shares of Common stock to an employee of the Company, less 750 shares of Common stock previously issued to a former member of the Board of Directors that were forfeited during 2004. Unearned deferred compensation of $80 in 2004 and expenses of $13 and $11 were recorded in operating expenses in 2005 and 2004, respectively, related to the fair value of these shares. During 2005, $56 of the unearned deferred compensation was reversed due to forfeitures.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

During 2005, the Company granted 529,685 restricted stock units (“RSU’s”) to employees, which allow the employees to receive Common stock of the Company once the units vest, of which 40,695 RSU’s were subsequently cancelled. The RSU’s generally vest over four years. The Company recorded unearned deferred compensation of $1,971 related to these grants in 2005. As a result, the Company recorded compensation expense of $264 in 2005 related to these RSU’s.

Also in 2005, the Company granted stock appreciation rights (“SAR’s”) to members of our Board of Directors to receive 132,668 shares of Common stock, with an exercise price of $3.97 per share. Subsequently, 28,334 of these SAR’s were cancelled. Each period, the Company records an adjustment to unearned deferred compensation related to these grants. The Company recorded compensation expense of $30 in 2005 related to these SAR’s.

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

3.    Acquisitions of Businesses

AmikaNow!

On June 18, 2004, the Company completed the acquisition of intellectual property and certain other assets of AmikaNow!, a privately-held provider of advanced e-mail content scanning and analysis technology, in exchange

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

for $2,676 in cash and $1,293 in guaranteed future payments payable over three years and other acquisition-related costs. In addition, the Company offered employment to certain employees of AmikaNow!. The Company may be required to make additional payments of up to a maximum of $2,400, in the form of royalties calculated based on the sale of products that incorporate the technology acquired from AmikaNow! for a period of three years following the date of acquisition, if certain sales thresholds are met. The acquisition was made in order to further strengthen and expand the Company’s portfolio of products to provide enterprise and government customers with comprehensive content analysis and risk mitigation tools for improved compliance with corporate email policies and regulatory guidelines.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $3,969 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. Amortization of $760 and $42 has been recorded in 2005, related to purchased product rights and non-contractual customer relationship assets, respectively, arising from this acquisition, compared to amortization of $384 and $15, respectively, in 2004. In connection with the purchase price allocation, the Company valued the tangible and intangible assets acquired, which resulted in the purchase price of these assets being allocated, as follows:

	Amortization Period	Purchase Price Allocation
Purchased product rights	4 years	$2,608
Non-contractual customer relationships	3 years	174
Property and equipment	3 years	9
Goodwill	—	1,178

Total		$3,969

Entrust Japan

On September 13, 2004, the Company completed the acquisition, in exchange for $1,560 in cash, of 1,700,000 shares of voting common stock of Entrust Japan, a privately-held company engaged in selling, servicing and supporting solutions that enable organizations to secure digital identities and information in the Japanese market, with an exclusive license to market and sell the Company’s products in Japan. The acquisition allows the Company to strengthen and expand its presence in Japan in order to improve its ability to service Japanese customers. This acquisition of shares increased the Company’s ownership interest in Entrust Japan from 37% to 99% of the outstanding voting stock. The Company made an original investment of $393 for approximately 10% of the common stock in 1998. In April 2002, the Company increased its investment to approximately 37%, through the contribution of $1,481 of cash and cash deposits and $385 of the Company’s products and exclusivity rights, at which time the Company began accounting for its investment in Entrust Japan in accordance with the equity method. Prior to the September 2004 acquisition, the Company had included its share of post-acquisition losses of Entrust Japan, in the amount of $551 and $603 for the years ended December 31, 2004 and 2003, respectively, in its consolidated results. The Company had recorded cumulative losses from its investment in Entrust Japan of $1,757 since its increased investment in the second quarter of 2002 up to the date of acquiring majority ownership of Entrust Japan on September 13, 2004.

The September 2004 acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $1,669, which included the remaining balance of the Company’s equity investment in Entrust Japan immediately prior to the September 2004 purchase, was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Entrust Japan have been included in the Company’s consolidated financial statements commencing September 13, 2004, the effective date of the acquisition for

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

accounting purposes. Amortization of $75 and $19 has been recorded in 2005 and 2004, respectively, related to the non-contractual customer relationship asset purchased as part of this acquisition.

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

The following table summarizes, for comparative purposes, the combined results of operations of the Company, on a pro forma basis reflecting the acquired business assets of AmikaNow! and operations of Entrust Japan for 2004 and 2003, as if the acquisitions had taken place as of the beginning of the respective periods and, accordingly, include a full period’s amortization of the assets related to purchased product rights and non-contractual customer relationships in each period shown:

	Year Ended December 31,
	2004	2003
Revenues	$92,270	$90,481

Net loss	(775)	(38,864)

Basic and diluted net loss per share	(0.01)	(0.61)

These pro forma amounts are not necessarily indicative of the Company’s future results of operations.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

4.    Investment in Ohana Wireless, Inc.

Ohana was incorporated on July 10, 2003. It was formed to design, assemble and install high frequency wireless communications systems. On September 30, 2003, the Company loaned Ohana $650 in the form of a convertible loan pursuant to the terms of a convertible loan agreement (the “Loan Agreement”). Because the Company believed that its security solutions can be integrated with Ohana’s products and anticipated that an investment in Ohana would assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships. This convertible loan was structured to automatically convert into Ohana’s stock if Ohana was successful in closing a round of equity financing by July 31, 2004, based on minimum terms set out in the Loan Agreement.

In the second and third quarters of 2004, the Company made additional advances of $300 and $275, respectively, resulting in a total outstanding convertible loan of $1,225 which by July 2004 was secured with certain exclusive rights to Ohana’s intellectual property.

In the third quarter of 2004, the Company determined that the loan was unlikely to be repaid. Also in the third quarter of 2004 we concluded a term sheet with Ohana and certain of its shareholders and creditors which anticipated that Ohana would become a wholly owned subsidiary of ADML Holdings, Ltd. (“ADML Holdco”) and all loans, together with accrued interest, would convert into stock of ADML Holdco (“Ohana Restructuring”). In view of these factors we classified the loans as long-term in nature.

If the Ohana Restructuring had materialized on September 30, 2004, we would have held the equivalent of approximately 12% ownership share of ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Also, we had concluded that because of the additional investment in July 2004, and additional rights obtained through the security granted in connection with the loans, we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, the Company accounted for its investment in Ohana under the equity method. Accordingly, the Company included its share of losses of Ohana for the period of July 1, 2004 to December 17, 2004, in the amount of $193, in its consolidated statement of operations for 2004.

The Ohana Restructuring closed on November 16, 2004 and the Company received approximately 14.3% of the issued common shares of ADML Holdco and a warrant that will become exercisable for additional shares of ADML Holdco at one tenth of one penny ($0.001) per share if, and to the extent, that the valuation of Asia Digital Media, as determined by an arm’s length investor contributing a minimum amount of cash for equity in Asia Digital Media is less than the total consideration contributed by ADML Holdco, the Company, and another investor for equity in Asia Digital Media.

Upon conclusion of the Rescission Agreement, the Company owned approximately 14.3% of the issued share capital of Ohana. The carrying value of this cost investment was $750 at December 31, 2005. The Company has recorded cumulative losses from its investment in Ohana of $750 since the fourth quarter of 2004, including $461 and $193 in 2005 and 2004, respectively. The Company does not believe that there has been any further impairment of its investment in Ohana. See note 5 for more information regarding the Rescission Agreement.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Dr. Anthony E. Hwang, a director of the Company from August 4, 2003 to December 27, 2005, was interim Chief Executive Officer of Ohana at the time of the September 2003 Loan Agreement through to March 1, 2004. Dr. Hwang was also a director of Ohana from August 4, 2003 through March 31, 2004. Dr. Hwang and his family members own a controlling interest in Fil-Fibers Manufacturing Inc., Ltd. (“Fil-Fibers”). Fil-Fibers was both a creditor and shareholder in Ohana immediately prior to the Ohana Restructuring. After the Ohana Restructuring, Fil-Fibers was a minority shareholder in ADML Holdco.

5.    Asia Digital Media Joint Venture

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement (as amended, the “Subscription Agreement”). The investment closed on December 17, 2004.

The parties agreed that: (i) the Company would directly subscribe for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2,000 and in-kind contribution of $1,300, both of which after intercompany profit eliminations aggregated to $3,088; (ii) ADML Holdco, in which the Company held a 14.3% ownership interest, would directly subscribe for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana; (iii) the remaining capital stock of Asia Digital Media would be owned by two investors and China Aerospace New World Technology Limited (“CANW”), a company incorporated in Hong Kong, in exchange for cash and/or in-kind contributions.

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

Dr. Anthony E. Hwang, a former director of the Company, and Mr. F. William Conner, Chairman, President and Chief Executive Officer of the Company, became directors of Asia Digital Media on December 17, 2004. As a result of growing constraints on his time, including his work as the Chief Executive Officer and Chairman of the Board of Directors of Asia Digital Media, Dr. Anthony E. Hwang resigned from the Board of Directors of Entrust, Inc. effective November 17, 2005. Concurrent with this resignation Mr. Conner, Chairman resigned as director of Asia Digital Media effective November 18, 2005.

On December 27, 2005, the Company entered into the Rescission Agreement with Asia Digital Media and ADML Holdco to rescind the Subscription Agreement in part, resulting in the return of the shares of Asia Digital Media issued to ADML Holdco for cancellation and the corresponding return of the entire issued capital of Ohana to ADML Holdco. In addition, Dr. Hwang resigned as a director of Asia Digital Media. Upon conclusion of the Rescission Agreement, the Company owned approximately 44% of the issued share capital of Asia Digital Media. Entrust appointed James D. Kendry, Vice President and Chief Governance Officer, as a director of Asia Digital Media.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $299 and $367, in its condensed consolidated statement of operations for 2005 and 2004, respectively. The Company has recorded cumulative losses from its investment in Asia Digital Media of $666 since its investment in the fourth quarter of 2004. The Company does not believe that there has been any impairment of its investments in Asia Digital Media.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), issued in January 2003 and revised in December 2003, requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The Company has evaluated the applicability of FIN No. 46 to its investment in Asia Digital Media and the possible impact on its consolidated results of operations and consolidated balance sheet. Asia Digital Media is a private Hong Kong corporation. Its primary purpose is as described in the above paragraphs, and will be assigned certain exclusive licenses to market and sell the Company’s products in China. They will also provide professional services and support for the solutions that they sell. Asia Digital Media currently does not generate revenues and had total assets of approximately $565 at December 31, 2005, including in-kind contributions from its investors. The Company made an original direct investment in December 2004 of $2,000 in cash and $1,088 of in-kind contributions, net of intercompany profit eliminations for a total aggregate direct investment of $3,088. The in-kind investment consisted primarily of Entrust products and professional services, which was recorded as revenue by the Company in the fourth quarter of 2004. The Company has concluded that the $3,088 combined amount represents its total equity at risk and would be the maximum exposure to loss as a result of its involvement with Asia Digital Media. As a result of the Company’s assessment, it has concluded that Asia Digital Media does not meet the definition of a VIE, as described in FIN No. 46. As a company, that began initial operations in December 2004, engaging primarily in research and development, and having no revenue, it was determined that Asia Digital Media is a development stage enterprise. Furthermore, the capitalization of Asia Digital Media anticipates raising additional equity to fund the scaled production pilot and commercial roll-out. However, the cash invested in Asia Digital Media by investors of $4,500, is expected to be sufficient equity to fund the initial development stage, which is defined as implementation of a pilot system with all specified functions in a limited commercial environment. In addition, it was determined that each shareholder of Asia Digital Media shares in the risk of loss and that the shareholders, as a group, share the returns. Finally, it was concluded that Asia Digital Media does not operate substantively on behalf of one entity that receives a disproportionately fewer voting rights to avoid consolidation. After the Rescission Agreement was executed, the Company’s assessment of Asia Digital Media remains unchanged.

6.    Restructuring Charges and Adjustments

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company concluded that it was appropriate to classify the portion of the outstanding liabilities that were not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $150 of its accrued restructuring charges for the May 2003 restructuring in fiscal 2006, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $150 in fiscal 2007 and $100 in fiscal 2008.

Summary of Accrued Restructuring Charges for May 2003 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at December 31, 2005, 2004 and 2003:

	December 31, 2005
	Total Restructuring Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities	$1.2	$0.8	$0.4

	December 31, 2004
	Total Restructuring Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$0.9	$0.9	$—
Consolidation of excess facilities	2.2	1.0	1.2

Total	$3.1	$1.9	$1.2

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

	December 31, 2003
	Accrued Restructuring Charges at June 30, 2003	Total Charges Incurred from July 1, 2003 to December 31, 2003	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$3.2	$0.5	$2.8	$0.9
Consolidation of excess facilities	—	3.8	1.6	2.2

Total	$3.2	$4.3	$4.4	$3.1

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company concluded that it was appropriate to classify the portion of the outstanding liabilities that were not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $3,400 of its accrued restructuring charges for the June 2001 restructuring in fiscal 2006, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,100 in fiscal 2007, $4,700 in fiscal 2008, $5,100 in fiscal 2009 and $7,200 in fiscal 2010 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the June 2001 restructuring plan at December 31, 2005, 2004 and 2003:

	December 31, 2005
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities	$28.8	$3.3	$—	$25.5
Discontinuance of non-core products and programs	0.1	0.1	—	—

Total	$28.9	$3.4	$—	$25.5

	December 31, 2004
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities	$32.1	$3.3	$—	$28.8
Discontinuance of non-core products and programs	0.2	0.1	—	0.1

Total	$32.3	$3.4	$—	$28.9

	December 31, 2003
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$0.1	$0.1	$—	$—
Consolidation of excess facilities	29.9	4.5	6.7	32.1
Discontinuance of non-core products and programs	3.2	0.9	(2.1)	0.2

Total	$33.2	$5.5	$4.6	$32.3

As at December 31, 2005, the Company had estimated a total of $18,500 of sublease recoveries in our restructuring accrual. Of this amount, $18,400 is related to the Santa Clara facility. In addition, $3,900 of the $18,500 is recoverable under existing sublease agreements and the remaining $14,600 of rent recoveries is based on estimates for the remaining term of the lease for new sublease rentals that may be subject to adjustments based upon changes in the real estate sublet markets.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

7.    Investments

The Company’s investments consist of the following:

	December 31,
	2005	2004
Short-term marketable investments:
Held to maturity, at amortized cost:
Corporate debt securities	$22,524	$61,043

Long-term marketable investments:
U.S. government agency debt securities	$—	$1,951

Long-term strategic and equity method investments:
Equity method investment—Asia Digital Media Limited	$2,880	$4,028
Long-term strategic investment—Ohana	750	—

Total long-term strategic and equity method investments	$3,630	$4,028

8.    Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2005	2004
Computer and telecom equipment	$16,916	$15,144
Furniture and fixtures	5,249	5,265
Leasehold improvements	11,197	10,850
Internal-use software	6,437	6,185

	39,799	37,444
Less: accumulated depreciation and amortization	(37,122)	(32,276)

Total property and equipment, net	$2,677	$5,168

9.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Payroll and related benefits	$4,412	$5,916
Other	1,999	1,934

	$6,411	$7,850

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

10.    Income Taxes

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	Year Ended December 31,
	2005	2004	2003
Income (loss) before income taxes:
United States	$2,516	$630	$(25,342)
Foreign	4,390	1,135	(10,083)

	$6,906	$1,765	$(35,425)

Provision for income taxes:
Current:
Federal	$(142)	$—	$—
State and local	(65)	(61)	(29)
Foreign	(325)	(303)	(412)

	(532)	(364)	(441)

Deferred:
Federal	—	(323)	—
State and local	—	—	—
Foreign	—	—	—

	—	(323)	—

Total provision for income taxes	$(532)	$(687)	$(441)

A reconciliation between income taxes computed at the federal statutory rate and income tax provision is shown below:

	Year Ended December 31,
	2005	2004	2003
Income tax benefit at federal statutory rate	$(2,348)	$(598)	$12,044
State and local taxes, net of federal benefits	(42)	(38)	1,069
Foreign earnings rate differential	46	7	123
Amortization and impairment of purchased intangibles	28	(6)	(579)
Stock option tax deduction not benefited	584	—	—
Foreign research and development tax credits	9,478	(267)	784
Other	(226)	(40)	965
Adjustments to deferred tax assets	381	—	—
Operating losses and credits not benefited	(468)	(35)	—
Valuation allowances on future benefits of tax losses and credits available	(7,965)	290	(14,847)

Total provision for income taxes	$(532)	$(687)	$(441)

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company’s net deferred tax benefits (liabilities) are as follows:

	December 31,
	2005	2004
Current asset (liability):
Accrued restructuring charges	$7,132	$11,063
Other allowances and accruals	1,214	1,384
Deferred income	(467)	(128)

Total	7,879	12,319

Non-current asset:
Property, plant, equipment and intangibles	11,861	6,851
Write-downs of strategic investments	5,409	5,409
United States and Foreign NOL and tax credit carry-forwards	111,760	104,365

Total	129,930	116,625

Total deferred tax asset	136,909	128,944
Valuation allowance	(136,909)	(128,944)

Net deferred tax asset	$—	$—

United States and foreign NOL and tax credit carry-forwards include $17,303 and $15,297 at December 31, 2005 and December 31, 2004, respectively, related to NOL carry-forwards resulting from the exercise of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards and research and development credits of approximately $12,183 from enCommerce at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The Company utilized $781 of acquired NOL carry-forwards in 2004. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce.

The Company periodically assesses the likelihood of realizing its deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets that it believes is more likely than not to be realized. The Company believes it may not generate sufficient future taxable income in specific tax jurisdictions to utilize all of its NOL carry-forwards before their expiration and, as a result, has retained a valuation allowance of $136,909.

As at December 31, 2005, the Company has net operating loss carry-forwards of approximately $244,228. Of that total approximately $208,871 relate to the United States operations and will expire at various dates in the years 2018 to 2025. The balance of approximately $35,357 relates to foreign operations, which will expire at various dates in the years 2008 to 2010. In addition, the Company has $903 of United States research and development credits expiring at various dates between 2016 and 2019 and foreign research and development tax credits of $18,822 expiring at various dates between 2008 and 2015.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

11.    Long-Term Liabilities

Long-term liabilities include guaranteed future payments of $1,205 and $1,345 at December 31, 2005 and 2004, respectively, related to the acquisition of certain assets from AmikaNow!, and capital lease obligations of $41 and $68 at December 31, 2005 and 2004, respectively, assumed as a result of the acquisition of Entrust Japan during 2004. The current portions of the guaranteed future payments of $597 and $194 at December 31, 2005 and 2004, respectively, and capital lease obligations, of $18 and $21 at December 31, 2005 and 2004, respectively, have been included in accrued liabilities. The capital lease obligations bear interest at a rate of 6%, while the guaranteed future payments related to the AmikaNow! asset acquisition are non-interest bearing, and are payable over three years.

The balance of long-term liabilities of $228 at December 31, 2005 and 2004 consists primarily of long-term deposits received in connection with the sub-leasing of various United States facility locations.

12.    Capital Stock

(a)    Common Stock

The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 250,000,000 shares of Common stock.

(b)    Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock would have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as determined by the Board of Directors. As of December 31, 2005, the Company had not issued any shares of Preferred stock.

(c)    Stock Repurchase Program

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. As of December 31, 2005, the Company has repurchased 7,827,124 of the authorized 16,928,640 shares of its Common stock under this program, for a total cash outlay of $31,091, at an average price of $3.97 per share, including commissions paid to brokers.

Repurchases under the stock repurchase program may take place from time to time until December 15, 2006, or an earlier date determined by the Company’s board of directors, in open market, negotiated or block transactions, and may be suspended or discontinued at any time. The Company’s management will determine the timing and amount of shares repurchased based on its evaluation of market and business conditions. The repurchased shares will be considered authorized but unissued shares of the Company and will be available for issuance under the Company’s stock incentive, employee stock purchase and other stock benefit plans, and for general corporate purposes, including possible acquisitions. The stock repurchase program will be funded using the Company’s working capital.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

13.    Stock Options

(a)    Stock Plans

The Company has several stock option plans, as described hereunder, that provide for the issuance of an aggregate of 36,260,527 shares of Common stock.

The 1996 Stock Incentive Plan (the “1996 Plan”) applicable to the Company’s full-time employees, officers, directors and consultants provides for the grant of stock options to purchase up to 20,958,704 shares of Common stock, of which 9,265,807 shares may be issued in the form of restricted stock awards and other stock-based awards, including shares based upon certain conditions, securities convertible into Common stock and stock appreciation rights.

The 1999 Non-Officer Employee Stock Incentive Plan (the “1999 Plan”) is applicable to employees, consultants and advisors of the Company and its subsidiaries, other than executive officers, and provides for the grant of stock options to purchase up to 11,600,000 shares of Common stock, of which 3,102,811 shares may be issued in the form of restricted stock awards and other stock-based awards, including shares based upon certain conditions, securities convertible into Common stock and stock appreciation rights.

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

The options under the 1996 Plan, 1999 Plan, enCommerce 1997 Plans and Special Plan are granted at the then-current fair market value of the Common stock of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years. All options granted before April 29, 2005, generally expire on the tenth anniversary of the grant date or upon termination of employment, while options granted on or after April 29, 2005, generally expire on the seventh anniversary of the grant date or upon termination of employment. The Board of Directors does not intend to grant any additional options under the enCommerce 1997 Plans. RSU’s granted under these plans entitle the holder to exercise the options in exchange for shares of Common stock as the award vests. RSU’s generally vest ratably over four years.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

A summary of the activity under the 1996 Plan, 1999 Plan, Special Plan and enCommerce 1997 Plans is set forth below:

	Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	12,903,572	17,275,776	$7.90
Stock and restricted stock issued to former and current members of Board of Directors and non-employee consultant	(40,800)	—
Stock options:
Granted	(3,193,200)	3,193,200	3.18
Forfeited	4,469,608	(4,469,608)	10.61
Exercised	—	(331,063)	2.09

Balance at December 31, 2003	14,139,180	15,668,305	$6.29
Restricted stock issued to former and current members of Board of Directors and employee	(28,250)	—
Stock options:
Granted	(2,252,725)	2,252,725	4.54
Forfeited	2,514,399	(2,514,399)	8.27
Exercised	—	(379,831)	2.19

Balance at December 31, 2004	14,372,604	15,026,800	$5.78
Forfeiture of restricted stock issued to former and current members of Board of Directors and employee	750	—
Stock options:
Granted	(1,171,200)	1,171,200	4.13
Forfeited	1,617,857	(1,617,857)	6.29
Exercised	—	(1,551,956)	3.27
Restricted stock units:
Granted	(529,685)	529,685	—
Forfeited	40,695	(40,695)	—
Stock appreciation rights:
Granted	(132,668)	132,668	3.97
Forfeited	28,334	(28,334)	3.97

Balance at December 31, 2005	14,226,687	13,621,511	$5.75

The number of outstanding options and warrants exercisable into Common stock was 10,782,591; 9,137,383; and 8,413,831 at December 31, 2005, 2004, and 2003, respectively. The weighted average exercise price of these exercisable outstanding options and warrants was $6.52, $6.59, and $7.81, respectively.

The number of options outstanding, including RSU’s, at December 31, 2005 decreased 1.4 million from December 31, 2004, as the Company has made efforts to reduce the stock overhang (the number of options outstanding as a percentage of total shares of Common stock issued and outstanding) and will continue with this objective in future years.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(b)    Stock Options and Stock Appreciation Rights

The following tables summarize information concerning outstanding options, including stock options and stock appreciation rights, as at December 31, 2005:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.12 to $2.44	231,985	1.9 years	$2.11	225,364	$2.06
$2.45 to $5.00	5,930,705	7.2 years	3.68	3,590,834	3.86
$5.01 to $6.72	181,354	3.7 years	6.15	177,916	6.16
$6.73 to $6.86	2,257,738	5.9 years	6.75	2,257,738	6.75
$6.87 to $10.00	4,039,650	5.3 years	6.88	4,039,650	6.88
$10.01 to $50.00	476,039	4.2 years	22.52	476,039	22.52
$50.01 to $130.25	15,050	4.2 years	75.45	15,050	75.45

	13,132,521		$5.75	10,782,591	$6.52

The following table sets forth a comparison as of December 31, 2005, of the number of shares subject to options with exercise prices at or below the average closing price per share of Common stock on December 31, 2005 (“In-the-Money” options) to the number of shares of Common stock subject to options with exercise prices greater than the closing price per share of Common stock on such date (“Out-of-the-Money” options) (in actual shares):

In-the-Money and Out-of-the-Money Option Information as of December 31, 2005 (1)

	Exercisable	Unexercisable	Total	Percentage of Total Options Outstanding
In-the-Money	3,026,498	2,346,492	5,372,990	41%

Out-of-the-Money	7,756,093	3,438	7,759,531	59%

Total Options Outstanding	10,782,591	2,349,930	13,132,521	100%

(1)	The average closing price of the Common stock was $4.87 on December 31, 2005, as reported by the NASDAQ National Market.

On January 28, 2005, the Board of Directors approved accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable stock incentive plans of the Company, with an exercise price greater than $4.79. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $3.57. As a result of the acceleration, options to acquire approximately 2.8 million shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable upon finalization of administrative actions by the Company’s stock plan administrator. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are the Company’s 1996 Plan, 1999 Plan and Special Plan.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Board of Directors’ decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No. 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options, the Company will not be required to record any amount of compensation expense for such accelerated stock options, as the exercises prices exceed the market price at the date of acceleration.

(c)    Restricted Stock Units

The following tables summarize information concerning outstanding RSU’s, as at December 31, 2005:

Year Ended December 31, 2005
Balance, beginning of year	—
Granted	529,685
Cancelled	(40,695)

Balance, end of year	488,990

(d)    Employee Stock Purchase Plan

In April 2003, the Board of Directors elected to terminate the Company’s 1998 Employee Stock Purchase Plan. Upon termination, all amounts in the accounts of participating employees were refunded.

14.    Net Income (Loss) Per Share

The dilutive effect of options to purchase Common stock under the treasury stock method for the years ended December 31, 2005 and 2004 was 1,682,383 and 1,225,534, respectively, which increases the weighted average common shares outstanding used in the computation of diluted net income per share. For the year ended December 31, 2003, the antidilutive effect excluded from the diluted net loss per share computation due to options to purchase Common stock under the treasury stock method was 1,142,980 shares. In addition, 7,756,093 and 6,951,494 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the years ended December 31, 2005 and 2004, respectively, were excluded from the computation of diluted net income per share in accordance with the treasury stock method.

15.    Related Party Transactions

Significant related party transactions not otherwise disclosed in the financial statements, included the following:

Revenues include sales to Asia Digital Media for 2005 and 2004 of $667 and $1,077, respectively, net of intercompany profit eliminations.

Asia Digital Media reimburses the Company for expenses paid on behalf of Asia Digital Media. The expenses reimbursed in 2005 and 2004 amounted to $112 and $146, respectively. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved. The 2004 reimbursement were recorded in other receivables at December 31, 2004.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Prior to 2004, Nortel Networks had been related to the Company as a result of Nortel Network’s ownership of the Company’s Common stock. Revenues of the Company included sales to Nortel Networks, and affiliated companies, of $137 for 2003.

Revenues include sales to Entrust Japan for 2004 and 2003 of $1,185 and $2,097, respectively.

Entrust Japan reimbursed the Company for expenses paid related to employees on secondment to Entrust Japan. The expenses reimbursed in 2003 amounted to $593. In addition, the Company paid sales commissions and market development and localization fees to Entrust Japan totaling $225 in 2003.

Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. There were no trade accounts receivable from Asia Digital Media at December 31, 2005 or 2004.

16.    Commitments and Contingencies

(a)    Lease and Other Commitments

The Company leases administrative and sales offices and certain property and equipment under non-cancelable operating leases that expire at various dates up to 2015. Total rent expenses under such leases for 2005, 2004 and 2003 were $5,704, $5,499 and $6,972, respectively. At December 31, 2005, the future minimum lease payments under operating leases were as follows:

	Lease Payments on Utilized Facilities	Lease Payments on Restructured Facilities	Total Lease Payments
2006	$3,151	$6,990	$10,141
2007	3,333	6,673	10,006
2008	2,900	6,644	9,544
2009	2,285	6,741	9,026
2010	2,182	7,011	9,193
Thereafter	10,113	2,959	13,072

Total future minimum lease payments including restructured facilities	$23,964	$37,018	$60,982

In addition to the lease commitments included above, the Company has provided letters of credit totaling $8,900 as security deposits in connection with certain office leases. The Company has non-cancelable subleases of certain facilities included above. Payments to be received under these subleases will total $2,655 in 2006 and $131 in 2007, all of which relate to restructured facilities.

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

17.    Employee Savings Plan

The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 3% of their individual compensation. Matching contributions made by the Company totaled $785, $795 and $925 for 2005, 2004 and 2003, respectively.

18.    Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2005	2004	2003
Non-cash investing and financing activities:
Minimum future payment obligations relating to purchase transaction	$—	$1,202	$—

Conversion of loan to Ohana into common shares of ADML Holdco	$—	$650	$—

Income taxes paid, net	$584	$31	$921

19.    Segment, Geographic and Major Customer Information

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2005	2004	2003
Revenues:
United States	$44,333	$47,749	$42,534
Canada	20,293	15,802	16,131
Europe, Asia and Other	33,502	27,406	29,229

Total revenues	$98,128	$90,957	$87,894

Segment operating income (loss) before depreciation and amortization, impairments and restructuring charges:
United States	$1,832	$1,129	$(10,736)
Canada	9,371	4,315	(969)
Europe, Asia and Other	(434)	1,100	1,308

Total segment operating income (loss) before depreciation and amortization, impairments and restructuring charges	10,769	6,544	(10,397)

Depreciation and amortization expense:
United States	668	558	2,288
Canada	4,782	4,589	5,486
Europe, Asia and Other	148	235	363

Total depreciation and amortization	5,598	5,382	8,137

Impairment of intangibles, write-downs of other long-lived assets, and restructuring charges:
United States	—	—	9,784
Canada	—	—	4,381
Europe, Asia and Other	—	—	592

Total Impairments	—	—	14,757

Segment operating income (loss) and consolidated income (loss) from operations:
United States	1,164	571	(22,808)
Canada	4,589	(274)	(10,836)
Europe, Asia and Other	(582)	865	353

Total segment operating income (loss) and consolidated income (loss) from operations	5,171	1,162	(33,291)

Other income (expense):
United States	1,352	59	(2,534)
Canada	422	542	376
Europe, Asia and Other	(39)	2	24

Other income (expense)	1,735	603	(2,134)

Income (loss) before income taxes:
United States	2,516	630	(25,342)
Canada	5,011	268	(10,460)
Europe, Asia and Other	(621)	867	377

Income (loss) before income taxes	$6,906	$1,765	$(35,425)

	December 31,
	2005	2004	2003
Long-lived assets:
United States	$16,511	$19,105	$25,879
Canada	5,885	8,703	7,387
Europe, Asia and Other	477	672	446

Total long-lived assets	$22,873	$28,480	$33,712

Total assets:
United States	$95,057	$110,988	$121,348
Canada	30,771	29,837	25,194
Europe, Asia and Other	4,621	5,058	2,210

Total	$130,449	$145,883	$148,752

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(c)    Major Customer Information

In 2005 and 2004, a single customer accounted for 10% of revenues in each of those years, while no other customers accounted for 10% or more of revenues. In 2003, no individual customer accounted for 10% or more of revenues.

The United States government represented 17%, 17% and 16% of total revenues in 2005, 2004 and 2003, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 9%, 10% and 9% of total revenues in 2005, 2004 and 2003, respectively. The Canadian government represented 10%, 9% and 10% of total revenues in 2005, 2004 and 2003, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 6% of total revenues for each of the years 2005, 2004 and 2003.

EXHIBIT INDEX

Exhibit Number	Description	Form	Number

2.1(1)†	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2(2)†	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1(8)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2(10)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

10.1(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.2(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.3(8)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.4(7)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.5(7)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.6(7)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

10.7(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.8(5)*	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.9(11)*	1999 Non-Officer Employee Stock Incentive Plan, as amended	10-K	10.15

10.10(8)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.11(8)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.12(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.13(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.14(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

10.15(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

10.16(8)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

10.17(9)*	Option Exchange Agreement dated February 21, 2002 between the Registrant and F. William Conner	10-Q	10.1

Exhibit Number	Description	Form	Number
10.18(8)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

10.19(12)*	Letter Agreement dated August 29, 2003 between the Registrant and Hans Downer	10-Q	10.1

10.20(12)*	Executive Severance Agreement dated September 4, 2003 between the Registrant and Kevin Sullivan	10-Q	10.2

10.21(12)*	Transition Agreement and Release dated September 18, 2003 between the Registrant and Edward J. Pillman	10-Q	10.3

10.22(13)*	Employment Letter dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.22

10.23(13)*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.23

10.24(13)*	Executive Severance Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.24

10.25(13)*	2005 Sales Compensation Plan dated March 14, 2005 between the Registrant and Jim N. Contardi	10-K	10.25

10.26(13)*	Separation Agreement and Release dated December 21, 2004 between the Registrant and Kevin Sullivan	10-K	10.26

10.27(13)*	Consulting Services Letter Agreement dated January 7, 2005 between the Registrant and Ed Pillman	10-K	10.27

10.28 *	Separation Agreement dated January 24, 2006 between the Registrant and Hans Downer	Enclosed Herewith

10.29*	Letter Agreement dated September 9, 2004 between the Registrant and Peter Bello	Enclosed Herewith

10.30*	Executive Severence Agreement dated September 9, 2004 between the Registrant and Peter Bello	Enclosed Herewith

10.31*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement between the Registrant and Peter Bello	Enclosed Herewith

10.32*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Hans Ydema	Enclosed Herewith

10.33*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Sam Morcos	Enclosed Herewith

21	Subsidiaries of the Registrant	Enclosed Herewith

23.1	Consent of Grant Thornton LLP	Enclosed Herewith

23.2	Consent of Ernst & Young LLP	Enclosed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Enclosed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Enclosed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Enclosed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Enclosed Herewith

*	Management contract of compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-24733).
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-24733).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24733).
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-24733).
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-24733).
†	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.