Form 10-Q
period 2006-03-31
ENTRUST INC
filed 2006-05-04
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 59,840,024 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of May 3, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	MARCH 31, 2006	DECEMBER 31, 2005
Assets
Current assets:
Cash and cash equivalents	$66,363	$59,929
Short-term marketable investments	18,285	22,524
Accounts receivable (net of allowance for doubtful accounts of $871 at March 31, 2006 and $467 at December 31, 2005)	17,054	20,341
Prepaid expenses	3,581	4,782

Total current assets	105,283	107,576

Property and equipment, net	2,720	2,677
Purchased product rights and purchased non-contractual customer relationships, net	1,863	2,086
Goodwill, net	12,713	12,713
Long-term strategic and equity investments	443	3,630
Other long-term assets, net	1,612	1,767

Total assets	124,634	130,449

Liabilities
Current liabilities:
Accounts payable	$6,784	$7,223
Accrued liabilities	5,919	6,411
Accrued restructuring charges, current portion	4,977	3,552
Deferred revenue	23,353	20,895

Total current liabilities	41,033	38,081

Accrued restructuring charges, long-term portion	22,936	22,397
Other long-term liabilities	840	859

Total liabilities	64,809	61,337

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 250,000,000 authorized shares; 59,835,897 and 59,954,551 issued and outstanding shares at March 31, 2006 and December 31, 2005, respectively	$598	$600
Additional paid-in capital	760,430	762,279
Unearned compensation	—	(1,814)
Accumulated deficit	(701,084)	(691,916)
Accumulated other comprehensive income	(123)	(41)

Total shareholders’ equity	59,821	69,108

Total liabilities and shareholders’ equity	124,634	130,449

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)	2006	2005
Revenues:
Product	$6,578	$8,067
Services and maintenance	14,521	16,839

Total revenues	21,099	24,906

Cost of revenues:
Product	1,944	971
Services and maintenance	7,041	8,711
Amortization of purchased product rights	207	195

Total cost of revenues	9,192	9,877

Gross profit	11,907	15,029

Operating expenses:
Sales and marketing	7,513	7,194
Research and development	4,240	4,162
General and administrative	3,675	2,922
Restructuring charges and adjustments	2,895	—

Total operating expenses	18,323	14,278

Income (loss) from operations	(6,416)	751

Other income (expense):
Interest income	742	528
Gain on sale of asset	—	200
Foreign exchange gain (loss)	(208)	89
Write-down of long-term strategic and equity investments	(3,016)	—
Loss from equity investments	(171)	(230)

Total other income (expense)	(2,653)	587

Income (loss) before income taxes	(9,069)	1,338
Provision for income taxes	99	374

Net income (loss)	$(9,168)	$964

Net income (loss) per share:
Basic	$(0.15)	$0.02
Diluted	$(0.15)	$0.02
Weighted average common shares used in per share computations:
Basic	59,895	62,291
Diluted	59,895	63,318

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
(In thousands)	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(9,168)	$964
Non-cash items in net income (loss):
Depreciation and amortization	617	1,557
Non-cash compensation expense related to stock plans	702	11
Loss from equity investments	171	230
Intercompany profit elimination	—	44
Provision for allowance for doubtful accounts	435	150
Write-down of strategic and equity investments	3,016	—
Gain on sale of asset	—	(200)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,825	(3,071)
(Increase) decrease in prepaid expenses and other receivables	1,199	(1,170)
Increase (decrease) in accounts payable	(444)	1,084
Increase (decrease) in accrued liabilities	(517)	1,642
Increase (decrease) in accrued restructuring charges	1,964	(1,034)
Increase in deferred revenue	2,427	2,561

Net cash provided by operating activities	3,227	2,768

INVESTING ACTIVITIES:
Purchases of marketable investments	(8,440)	(14,268)
Maturities of marketable investments	12,679	32,233
Purchases of property and equipment	(301)	(390)
Proceeds on sale of asset	—	200
Increase in long-term equity investments	—	(403)
Increase in other long-term assets	(4)	(119)

Net cash provided by investing activities	3,934	17,253

FINANCING ACTIVITIES:
Repurchase of common stock	(1,531)	(1,750)
Proceeds from exercise of stock options	792	759

Net cash used in financing activities	(739)	(991)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	(175)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,434	18,855
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,929	36,325

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,363	$55,180

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K.

NOTE 2. INVESTMENT IN OHANA WIRELESS, INC.

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

If the Ohana Restructuring had materialized on September 30, 2004, we would have held the equivalent of approximately 12% ownership interest in ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Also, we had concluded that because of the additional investment in July 2004, and additional rights obtained through the security granted in connection with the loans, we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, the Company accounted for its investment in Ohana under the equity method. Accordingly, the Company included its share of losses of Ohana for the period of July 1, 2004 to December 17, 2004, in the amount of $193, in its consolidated statement of operations for 2004.

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

In December 2004 ADML Holdco directly subscribed for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana. However, this transaction was subsequently rescinded on December 27, 2005, when the Company entered into the Rescission Agreement with Asia Digital Media and ADML Holdco to rescind such subscription, resulting in the return of the shares of Asia Digital Media issued to ADML Holdco for cancellation and the corresponding return of the entire issued capital of Ohana to ADML Holdco.

Upon conclusion of the Rescission Agreement, the Company owned approximately 14.3% of the issued share capital of Ohana. The carrying value of this cost investment was $750 at December 31, 2005. The Company has recorded cumulative losses from its investment in Ohana of $750 since the fourth quarter of 2004, including $461 and $193 in 2005 and 2004, respectively. As a consequence of the Rescission Agreement, there are no additional terms associated with the Company’s investment in ADML Holdco that would impact its accounting for this investment under FIN 46 (R), the Company has no further commitments or other arrangements to provide funding for any shortfalls ADML Holdco may incur, and there are no variable interests with respect to ADML Holdco, other than its common stock interest of 14.3%.

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

During the first quarter of 2006, the Company was informed of an Ohana re-financing, which coupled with the changes in the business outlook, led the Company to conclude that the expectations for Ohana have not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company has recorded in the first quarter of fiscal 2006 an impairment of its investment in Ohana of $659. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of the Company’s investment in Ohana at March 31, 2006 was $91.

NOTE 3. ASIA DIGITAL MEDIA JOINT VENTURE

On September 16, 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement (as amended, the “Subscription Agreement”). The investment closed on December 17, 2004.

The parties agreed that: (i) the Company would directly subscribe for approximately 16.7% of the share capital of Asia Digital Media in exchange for a cash contribution of $2,000 and in-kind contribution of $1,300, both of which, after intercompany profit eliminations, aggregated to $3,088; (ii) ADML Holdco, in which the Company held a 14.3% ownership interest, would directly subscribe for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana; and (iii) the remaining capital stock of Asia Digital Media would be owned by two investors and China Aerospace New World Technology Limited (“CANW”), a company incorporated in Hong Kong, in exchange for cash and/or in-kind contributions.

After the closing, the Company’s total direct and indirect equity holdings in Asia Digital Media were approximately 25.3%. During the first quarter of 2005, the Company received additional shares of common stock of Asia Digital Media as reimbursement for legal costs incurred by the Company on behalf of Asia Digital Media during its formation and for administrative services provided by the Company. These additional shares were valued at $458 and resulted in an increase of the Company’s total direct and indirect equity holdings in Asia Digital Media to 27.4% at June 30, 2005.

Dr. Anthony E. Hwang, a former director of the Company, and Mr. F. William Conner, Chairman, President and Chief Executive Officer of the Company, became directors of Asia Digital Media on December 17, 2004. Dr. Hwang subsequently resigned from the Board of Directors of Entrust, Inc. effective November 17, 2005. Concurrently with this resignation, Mr. Conner resigned as a director of Asia Digital Media effective November 18, 2005.

On December 27, 2005, the Company entered into the Rescission Agreement with Asia Digital Media and ADML Holdco to rescind the Subscription Agreement in part, resulting in the return of the shares of Asia Digital Media issued to ADML Holdco for cancellation and the corresponding return of the entire issued capital of Ohana to ADML Holdco. In addition, Dr. Hwang resigned as a director of Asia Digital Media. Upon conclusion of the Rescission Agreement, the Company owned approximately 44% of the issued share capital of Asia Digital Media. Entrust appointed Mr. James D. Kendry, Vice President and Chief Governance Officer, as a director of Asia Digital Media. After the Rescission Agreement was executed, the Company’s conclusion that Asia Digital Media did not meet the definition of a variable interest entity remained unchanged.

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $171 and $137, in its condensed consolidated statement of operations for the three months ended March 31, 2006 and 2005, respectively. The Company has recorded cumulative losses from its investment in Asia Digital Media of $837 since its investment in the fourth quarter of 2004.

During the first quarter of 2006, the Company was informed of changes in its Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. The Company has concluded that expectations for Asia Digital Media have not materialized and an impairment charge is required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company has recorded in the first quarter of fiscal 2006 an impairment of its investment in Asia Digital Media in the amount of $2,357. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of the Company’s investment in Asia Digital Media at March 31, 2006 was $352.

NOTE 4. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

SFAS No. 123(R) Adoption

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, over the service period, based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) is effective for the first annual period beginning after June 15, 2005 and, therefore, the Company adopted SFAS No. 123(R) in the first quarter of 2006, recognizing compensation expense for employee stock awards. The Company adopted SFAS No. 123(R) using the modified-prospective transition method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

As previously permitted by SFAS No. 123, the Company formerly accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally did not recognize compensation cost for employee stock options. For all options granted to employees in the periods disclosed prior to 2006, the exercise price of each option granted was equal to the fair value of the underlying stock at the date of grant and therefore, no stock-based compensation costs were reflected in earnings for these options.

Accordingly, the adoption of SFAS No. 123(R)’s fair value method has had, and will continue to have, a significant impact on the Company’s result of operations. The continued impact of adoption of SFAS No. 123(R) will depend on levels of share-based awards granted in the future. In general, the annual stock-based compensation expense is expected to decline in future years when compared to the expense reported in prior years in the Company’s pro forma stock-based compensation disclosures. This decline is primarily the result of a change in stock-based compensation strategy as determined by management.

For the three months ended March 31, 2006 compensation cost of $702 was recognized for employee stock options, RSUs and SARs. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three months ending March 31, 2006 are $446 and $312 higher, respectively, than if it had continued to account for share based compensation under Opinion 25. This difference is primarily the addition of the stock option expense initiation and the impact of forfeiture rate estimations for RSUs and SARs.

In addition to ongoing recognition of stock-based compensation expense, the Company recognized a one-time cumulative transition adjustment in the first quarter of 2006. A net reduction of $32 compensation expense was recorded, related to the effect of estimated forfeitures on outstanding awards. This net reduction is with respect to the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost recognized in fiscal 2005 related to RSU and SAR awards that are unvested at adoption date.

In accordance with the provisions of SFAS No. 123(R), no unearned deferred compensation expense was recorded for stock-based awards to employees. Compensation costs related to stock based awards are treated as a credit to Additional Paid in Capital in Shareholder’s Equity when the expense is recognized over the requisite service period. Unearned deferred compensation recorded in 2005 of $1,814 related to SARs and RSUs granted in that year has been subsequently reversed to comply with the SFAS No. 123(R) provisions which prohibit such practice.

In addition, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income (loss) and earnings per share in the following table.

Three Months Ended March 31, 2005
Net income, as reported:	$964
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(1,616)

Pro forma net loss	$(652)

Net income (loss) per share:
Basic-as reported	$0.02
Basic-Pro forma	$(0.01)
Diluted-as reported	$0.02
Diluted-Pro forma	$(0.01)

Impact on the Statement of Cash Flows

Share based awards are settled by issuance of common shares and are recorded as non-cash items in net loss on the statement of cash flows. No tax benefits related to share based awards exercised in the quarter were realized.

Valuation of Stock Options Granted Prior to the Adoption of SFAS No. 123(R)

Under the previous provisions of SFAS No. 123, the fair value of options was estimated, as of the date of grant, using the Black-Scholes option pricing model. The Company believes the inputs and method used to value these options under SFAS No. 123 pro-forma disclosures were reasonable, and hence, no correction to the original fair value estimation has been made to outstanding, unvested, stock options as at January 1, 2006. Under the Black-Scholes option pricing model, input assumptions are determined at the time of option grant and are not adjusted for the life of that grant. The following weighted average assumptions were used in the option fair value calculations.

Year of Grant	2002	2003	2004	2005
Expected Term (years)	5	5	5	5
Expected Volatility	116%	108%	102%	55%
Expected Dividend Yield	—	—	—	—
Discount Rate - Bond Equivalent Yield	4.13%	3.30%	3.20%	4.07%

In the first quarter of 2006, compensation cost of $509 related to unvested options outstanding at January 1, 2006 was recognized. No further stock option grants were made in the three months ended March 31, 2006. Compensation cost of stock options is recognized in accordance with the accelerated method with the cost to be recognized over the remaining requisite service period.

The total compensation cost related to non-vested stock option awards not yet recognized and the related weighted –average period remaining for stock options is as follows:

	As at March 31, 2006
Year of Grant	Unearned Compensation Cost	Weighted-average service period remaining
2002	$141	0.2
2003	588	1.3
2004	757	2.2
2005	987	2.5

	$2,473

Restricted Stock Units (“RSUs”)

During the first three months of 2006, the Company issued 303,806 restricted stock units to employees with an average grant date value of $3.83. Restricted stock units are valued at fair value of the underlying stock on the date of grant. Compensation cost related to RSUs is recognized over the requisite service period. RSUs granted in the first quarter of 2006 vest over two years. The total compensation cost related to non-vested RSUs awards not yet recognized, and the related weighted-average requisite service period remaining is as follows:

	As at March 31, 2006
Year of Grant	Unearned Compensation Cost	Weighted-average service period remaining
2005	$1,356	3.2
2006	880	1.9

	$2,236

The following tables summarize information concerning outstanding RSUs for the three month period ended March 31, 2006.

	Three Months Ended March 31, 2006	Weighted Average Grant Date Fair Value
Balance, beginning of year	488,990	$1,954
Granted	303,806	1,164
Cancelled	(32,000)	(33)

Balance, March 31, 2006	760,796	$3,085

The aggregate intrinsic value of RSUs outstanding at March 31, 2006 is $3,423.

Stock Appreciation Rights (“SARs”)

SARs give the issuer a right to participate in the appreciation of the underlying stock up to a ‘capped’ value of four times the stock price on date of grant. SARs are settled by issuance of common stock.

Stock appreciation rights of 964,600 were granted to employees in the first three months of 2006, which had a strike price of $3.83 per right, equivalent to the underlying share price on February 16, 2006, the date of grant. These instruments vest over four years and have a contractual life of seven years.

A total of 132,668 SARs were granted to the members of our Board of Directors in 2005 and have a vesting period of three years and a contractual life of seven years.

The total compensation cost related to these SARs awards not yet recognized is displayed in the following table along with the related weighted-average period remaining.

	As at March 31, 2006
Year of Grant	Unearned Compensation Cost	Weighted-average service period remaining
2005	$69	2.1
2006	982	3.9

	$1,051

SFAS No. 123(R) requires stock-based compensation to be determined based upon the fair value of the award on the date of grant. If the fair value is not readily determinable, a valuation technique that reflects all substantive characteristics of the instrument is required. Management has selected the Black-Scholes option valuation model to determine the fair value of issued SARs. All substantive characteristics of the instrument have been incorporated into the formula, including the ‘capped’ value portion.

Significant input assumptions required to estimate the fair value SARs include the following:

•	Expected Term: The SEC Staff Accounting Bulletin No. 107 ‘shortcut’ approach has been used to determine a weighted average expected term of the instruments granted.

•	Expected Volatility: The Company has estimated expected volatility based on its actual stock price history over a reasonable period of time.

The following weighted average assumptions were used in estimating the fair value of issued SARs.

Year of Grant	2006	2005
Expected award life, in years	4.75	4.5
Expected Risk free interest rate	4.11%	3.36%
Dividend yield	—	—
Expected Volatility	55%	60%

The weighted average estimated fair value of SARs granted during the three months ended March 31, 2006 is $1.39.

Stock Options and SARs

The following tables summarize information concerning outstanding options, including stock options and SARs, as at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 to $2.44	224,072	1.71	$2.06	$546	219,248	2.06	$535
$2.45 to $5.00	6,476,864	6.92	3.74	5,427	3,460,855	3.91	2,535
$5.01 to $6.72	171,764	3.33	6.15		171,764	6.15
$6.73 to $6.86	2,107,623	3.92	6.75		2,107,623	6.75
$6.87 to $10.00	4,038,000	5.06	6.88		4,038,000	6.88
$10.01 to $50.00	450,983	3.73	22.68		450,983	22.68
$50.01 to $130.25	14,300	3.96	76.64		14,300	76.64

	13,483,606		$5.86	$5,973	10,470,773	6.53	$3,070

Stock Option and SARs In-the-Money and Out-of-the-Money Information as of March 31, 2006 (1)

	Exercisable	Un-exercisable	Total	Percentage of Total Options Outstanding
In-the-Money	2,225,160	2,704,218	4,929,378	37%

Out-of-the-Money	8,245,613	308,615	8,554,228	63%

Total Options & SARs Outstanding	10,470,773	3,012,833	13,483,606	100%

(1)	The closing price of the Company’s Common stock was $4.50 on March 31, 2006, as reported by The NASDAQ National Market. The average closing price over the three month period ended March 31, 2006 was $4.15.

Stock Award Plans Summary of Activity

Summary of activity for stock options and SARs under the 1996 Plan, the 1999 Plan, Special Plan and enCommerce 1997 Plans is set forth below:

	Summary of Activity From 1/1/2006 To 3/31/2006
	Awards	Weighted Average Exercise price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2006	13,132,521	$5.97	$—	$6.16	—
Vested	10,782,591	$6.51	$—	$7.05	—
Unvested	2,349,930	$3.40	$2,526	$1.97	—
Exercisable at January 1, 2006	10,782,591	$6.51	$—	$7.05	—

Granted	964,600	$3.83	$646	—	—
Exercised	286,346	$2.77	$339	$2.32	—
Canceled	327,169	$6.75	$—	$9.27	—
Vested (Expired)	246,101	$8.01	$—	$12.04	—
Unvested (Forfeited)	81,068	$3.35	$93	$1.78	—
Outstanding at March 31, 2006	13,483,606	$5.86	$—	$5.73	5.65

Vested	10,470,773	$6.53	$—	$7.00	5.29
Unvested	3,012,833	$3.54	$2,892	$1.34	6.88
Exercisable at March 31, 2006	10,470,773	$6.53	$—	$7.00	5.29

NOTE 5. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. For the three months ended March 31, 2006 the Company re-purchased 405,000 shares of its Common stock for a total cash outlay of $1,531, at an average price of $3.78 per share, including commissions paid to brokers. As of March 31, 2006, the Company has repurchased 8,232,124 of the authorized 16,928,640 shares of its Common stock under this program, for a total cash outlay of $32,622, at an average price of $3.96 per share, including commissions paid to brokers.

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

NOTE 6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk; to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the three months ended March 31, 2006:

	Three Months Ended March 31,
	2006	2005
Allowance for doubtful accounts, beginning of period	$467	$988
Provision for (reduction in) doubtful accounts, net	435	150
Amounts written-off, net of recoveries	(31)	(37)

Allowance for doubtful accounts, end of period	$871	$1,101

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

The workforce portion of the restructuring plan included severance and related costs of $4,813 in 2003 for 151 positions from all functional areas of the Company and had been significantly completed by December 31, 2003. The consolidation of under-utilized facilities included costs relating to lease obligations through the first quarter of 2009, primarily from the excess space in the Company’s Santa Clara, California and Addison, Texas facilities, and accelerated amortization of related leaseholds and equipment. The facilities plan was executed by September 30, 2003 and, as a result, the Company recorded $4,116 of charges during 2003 relating to these facilities, including $1,310 for accelerated amortization on leaseholds and equipment whose estimated useful lives had been impacted by the plan to cease using the related excess capacity in the Company’s facilities and $2,806 for lease obligations related to excess capacity at Company locations for which the cease-use date occurred during 2003. The total amount of the workforce and facilities charges was $8,929.

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $100 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2006, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $150 in fiscal 2007 and $100 in fiscal 2008.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at March 31, 2006:

	Total Charges Accrued at Beginning of Period	Cash Payments	Accrued Restructuring Charges at March 31, 2006
	(in millions)
Consolidation of excess facilities	$0.4	$—	$0.4

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

During the first quarter of 2006, the Company made a further adjustment to increase the restructuring charges that had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The building is currently subleased, but the sublease ends in December 2006. Although the Company has been monitoring the sublet market on an on-going basis, it recently received an extension offer and has begun preparations for placing the facility on the market. These events caused the Company to revisit its estimated sublease recoveries. The Company has concluded that it will need to increase the restructuring charges that it had previously recorded related to its June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in the Company’s projected sublet lease recoveries as evidenced by the market for leased facilities in that region. This charge represents a reduction in the cash that the Company expects to recover from future subtenants. This adjustment has been charged to the restructuring charges line in the consolidated statement of operations. The Company will continue to monitor this estimate until a final sublease arrangement is concluded.

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $2,800 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2006, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,900 in fiscal 2007, $5,300 in fiscal 2008, $5,500 in fiscal 2009 and $8,000 in fiscal 2010 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the June 2001 plan at March 31, 2006:

	Total Charges Accrued at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at March 31, 2006
		(in millions)
Consolidation of excess facilities	$25.5	$0.9	$2.9	$27.5

As of March 31, 2006, the Company had estimated a total of $14,800 of sublease recoveries in our restructuring accrual. Of this amount, $14,700 is related to the Santa Clara facility. In addition, $2,700 of the $14,800 is recoverable under existing sublease agreements and the remaining $12,100 of rent recoveries is based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 8. NET INCOME PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. For the three months ended March 31, 2006, the antidilutive effect excluded from the diluted net loss per share computation due to options to purchase Common stock, or Common stock to be issued under stock award agreements, was 886,749 shares per the treasury stock method. The dilutive effect of options to purchase Common stock under the treasury stock method for the three months ended March 31, 2005 was 1,027,278, which increased the weighted average common shares outstanding used in the computation of diluted net income per share. In addition 8,245,613 and 9,659,171 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended March 31, 2006 and 2005, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three months ended March 31, 2006, the Company issued 286,346 shares of Common stock related to the exercise of employee stock options.

NOTE 9. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At March 31, 2006, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The strategic investments made in 2000 and 2001 had no net remaining carrying value at March 31, 2006. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at March 31, 2006 represented approximately 14% of the voting share capital of Ohana.

The Company also holds an equity interest in Asia Digital Media, which at March 31, 2006 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and ARB No. 51, “Consolidated Financial Statements”. See Notes 2 and 3 for additional discussion.

The Company recorded no revenues from Asia Digital Media for the three months ended March 31, 2006. Revenues recorded by the Company from Asia Digital Media represented less than 1% of total revenues for the three months ended March 31, 2005

The Company did not generate any sales with companies in which it has made strategic equity investments recorded at cost in the three months ended March 31, 2006 and 2005.

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

The Company operates in three main geographic areas as follows:

	Three Months Ended March 31,
	2006	2005
Revenues:
United States	$8,447	$12,274
Canada	6,160	5,968
Europe, Asia and Other	6,492	6,664

Total revenues	$21,099	$24,906

Income (loss) before income taxes:
United States	$(6,548)	$457
Canada	(2,269)	1,035
Europe, Asia and Other	(252)	(154)

Total income before income taxes	$(9,069)	$1,338

	March 31, 2006	December 31, 2005
Total assets:
United States	$82,123	$95,057
Canada	35,121	30,771
Europe, Asia and Other	7,390	4,621

Total	$124,634	$130,449

NOTE 11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$(9,168)	$964
Foreign currency translation adjustments	(82)	(189)

Comprehensive income	$(9,250)	$775

NOTE 12. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2005. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding.

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

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of its products, geographic representation, and customer segments. We continue to drive revenue in our key products.

Product Category Financial Metrics:

•	Emerging products (IdentityGuard and Boundary Messaging) accounted for $1.0 million, or 15% of product revenue, up 363% from $0.2 million in Q1, 2005.

•	PKI products accounted for $5.2 million, or 78% of product revenue, down 25% from $6.9 million in Q1, 2005.

•	Single sign-on products accounted for $0.5 million, or 7% of product revenue, down 52% from $1.0 million in Q1, 2005.

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

We market and sell our products and services in both the enterprise and government market space. In the first quarter of 2006, 60% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe.

One of the key areas of government spending has been for National ID programs. We have experienced success in these initiatives with our digital certificate technology. We won the Spanish National ID Card in Q2, 2005. We continued our success by winning the National ID Card for a Middle Eastern Government in Q1, 2006. This government bought the initial infrastructure and will buy licenses on deployment. As governments continue to increase spending on e-government initiatives and information security projects, we are well positioned to help them.

In the first quarter of 2006, 40% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, Enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

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

Entrust for years has been a leader in secure digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication. We now have 134 pilots under way for IdentityGuard. In Q1 2006, IdentityGuard accounted for $1 million dollars of product revenue. IdentityGuard’s low cost relative to hardware, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

Entrust has a goal to develop new channels to market, in addition to our direct sales force. In the second quarter of 2005, our largest deal was through our partnership with SIA, with whom we won the national ID card. Our largest IdentityGuard transaction in the third quarter and the second quarter of 2005, were also with strategic regional distribution partners. We have been successful in developing a number of these regional channels to market. In addition to our regional partners, a focus in 2005 was developing an indirect channel to market in the U.S. for our strong authentication, encryption and e-mail compliance solutions. On July 26, 2005, Entrust announced a distribution agreement with Access Distribution, a General Electric Company, to become the first two-tier distributor to offer Entrust’s industry-leading security solutions to authorized value-added resellers in the U.S. and Canada. At the end of 2005, we signed eight value added resellers under our agreement with Access Distribution.

In March 2006, Entrust introduced a Managed PKI service. This service is being launched in May 2006 in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. Our managed service offering will allow our customers the flexibility to now have our market leading technology delivered in an outsourced service model. This is not our first entrance into the services arena. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business by almost 25% year-over-year. Our new Managed PKI Service offering will give us access to a new market of customers that can help us drive both additional license revenue, as well as new ratable services revenues.

Entrust relies significantly on large deals in each quarter. Our software revenue from our top five customers in Q1, 2006 was approximately 14% of our total revenue in that quarter and we had one product deal over $1 million. This was within our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. We continue to be impacted from time to time on our software revenue by the timing of our customers buying process, which may include proof of concepts, senior management reviews and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of deals over $1 million;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals;

•	Product revenue split between three key product areas: Emerging Growth Products, Public Key Infrastructure and Single Sign-on;

•	Geographic revenue split;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue, cash and marketable investment balances.

BUSINESS OVERVIEW

During the first quarter of 2006, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $21.1 million represented a 15% decrease from the first quarter of 2005, and consisted of 31% product sales and 69% services and maintenance. Services and maintenance revenues decreased 14% from the first quarter of 2005, due to decreased demand for both consulting services and support and maintenance services, while product revenues decreased 18% from the first quarter of 2005, driven by a reduced product transaction closure rate and lower average purchase value compared to the same quarter of 2005. Net loss for the first three months of 2006 was $9.2 million, or $0.15 per share, compared to net income of $0.5 million, or $0.02 per share for the same period of 2005, with total expenses increasing 15% to $27.5 million, due to the $2.9 million adjustment to our restructuring accrual related to our California facility. In addition, we recorded a write-down of $3.0 million related to our investments in Asia Digital Media and Ohana. We generated $3.2 million in cash flow from operations in the first quarter of 2006, compared to a cash flow of $2.8 million in the same quarter of 2005. Entrust Emerging Growth Products accounted for 15% of product revenue, which is an increase of 363% from Q1, 2005 and a decrease of 1% from Q4, 2005. Entrust PKI Products accounted for 78% of product revenue, which is a decrease of 25% from Q1, 2005 and a decrease of 33% from Q4, 2005. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 23% over Q1, 2005 and 6% over Q4, 2005. Entrust Single Sign-On Products accounted for 7% of product revenue, which is a decrease of 52% from Q1, 2005 and an increase of 4% from Q4, 2005. Extended Government accounted for 60% and Extended Enterprise accounted for 40% of the product revenue in the quarter. Government product revenue exceeded Enterprise product revenue for the first time in eight quarters and highlights the revenue diversity and vertical balance achieved over the last two years. The financial vertical accounted for approximately 18% of first quarter 2006 product revenues.

Other highlights from the first quarter of 2006 included:

•	The top five product transactions accounted for 14% of Q1, 2006 revenues. We had one product deal over $1 million. The average purchase size this quarter was $85,000, down from $106,000 in Q1, 2005 and $91,000 in Q4, 2005. Total transactions in Q1, 2006 were 59, which is down from 64 in Q1, 2005, and down from 84 in Q4, 2005.

•	Our new products IdentityGuard and Boundary Messaging represented 15% of total product revenue, or $989 thousand for Q1, 2006, compared to 3% of total product revenue or $206 thousand for Q1, 2005. IdentityGuard transactions increased to 15 this quarter, up from 12 in Q4, 2005. IdentityGuard pilots and trials reached 134, up from 88 in Q4, 2005 and up from 3 in Q1, 2005.

•	Entrust Certificate Services achieved its 14 th consecutive quarter of revenue growth in the first quarter of 2006.

•	Deferred revenue was $23.4 million, which is a decrease of 9% from Q1, 2005 and an increase of 12% from Q4, 2005.

•	As part of our share purchase program, we purchased 405 thousand shares in the first quarter of 2006 for $1.5 million at an average share price of $3.78.

•	We ended Q1, 2006 with $84.6 million in cash and marketable securities and no debt.

•	We launched our Entrust Managed Public Key Infrastructure (PKI) Service, which is designed to help businesses and government agencies grow their core business security without having to develop PKI expertise internally.

•	We introduced Entrust Entelligence™ Content Control Server 8.0. This next evolution of our content control platform expands beyond email to help empower organizations to monitor, protect and report on content as it flows across a broad range of communication protocols, including instant messaging (IM), file transfer protocol (FTP), file uploads and web mail applications such as MSN Hotmail, GMail, Yahoo! and others.

•	We announced that the Bank of New Zealand has purchased Entrust IdentityGuard to provide a second factor of authentication to its personal online banking customers. MasterLink and Entrust have partnered to provide a strong authentication solution to a financial services institution in the United States. We also announced that our security technology will be imbedded in the Spanish national electronic identity cards for over 40 million Spanish citizens. The project is one of the most ambitious government-wide efforts in the world and has the potential of catapulting Spain to the forefront of e-governments.

CRITICAL ACCOUNTING POLICIES

In the first quarter of 2006, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

At the time of a transaction, we assess whether the sale amount is fixed or determinable based upon the terms of the documented agreement. If we determine the fee is not fixed or determinable at the outset, we recognize revenue when the fee becomes fixed and determinable. We assess if collection is reasonably assured based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we do not record revenue until such time as collection becomes probable, which is generally upon the receipt of cash.

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

We generally do not engage in non-monetary transactions. However, for arrangements involving non-monetary exchanges, the Company accounts for them in accordance with SFAS No. 153, “Exchanges of Nonmonetary Assets”.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. We have focused on improving our accounts receivable aging and, as a result, had been able to reduce our corresponding allowance for doubtful accounts in 2004 and 2005 in the process. However, a significant change in the financial condition of a major customer could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 28% of gross accounts receivable at March 31, 2006, compared to 37% of gross accounts receivable at March 31, 2005. One customer accounted for 15% of net accounts receivable at March 31, 2006. For more information on our customer concentration, see our related discussion in “Risk Factors—Certain Factors That May Affect Our Business”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During the first quarter of 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts in the amount of $435 thousand in the quarter, as a charge against sales and marketing expenses.

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

During the first quarter of 2006, we made a further adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The building is currently subleased, but the sublease ends in December 2006. Although we have been monitoring the sublet market on an on-going basis, we recently received an extension offer and have begun preparations for placing the facility on the market. These events caused us to revisit our estimated sublease recoveries. We concluded that we will need to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. This charge represents a reduction in the cash that we expect to recover from future subtenants. We will continue to monitor this estimate until a final sublease arrangement is concluded.

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sublease income for restructured facilities, of $27.5 million at March 31, 2006, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at March 31, 2006, we estimated a total of $14.8 million of sublease recoveries in our restructuring accrual. Of this amount, $14.7 million is related to the Santa Clara facility. In addition, $2.7 million of the $14.8 million is recoverable under existing sublease agreements, and the remaining $12.1 million of rent recoveries is based on estimates which may be subject to adjustment based upon changes in the real estate sublet markets. The existing Santa Clara sublease expires during December 2006.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.4 million at March 31, 2006 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at March 31, 2006 includes a total of $0.3 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

Accounting for Long-term Strategic Investments

We assess the recoverability of the carrying value of strategic investments on an on-going basis, but at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies, made in 2000 and 2001, of which we typically own less than 10% of the outstanding stock. We account for these investments under the cost method. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments. Since 2001, we have recorded a total of $14.8 million of impairment charges with respect to these long-term strategic investments due to other than temporary declines in the value of these strategic investments. These impairments were related to our investments in several different companies. As a result, we have no balance recorded related to the investments made in 2000 and 2001, as of March 31, 2006.

As a result of the Rescission Agreement discussed in the next section, as of December 31, 2005, we held an investment in Ohana, in the amount of $750 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. By December 31, 2005, we had recorded cumulative losses related to our $1.5 million investment in Ohana of $750 thousand since the fourth quarter of 2004.

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana have not materialized and an impairment charge is required to adjust the net carrying value of our equity ownership. As a result, we have recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Ohana was $91 thousand at March 31, 2006.

Accounting for Long-term Equity Investments

We held $2.9 million of investments as of December 31, 2005 that we account for under the equity basis of accounting, which represent our equity ownership in Asia Digital Media. Asia Digital Media is a joint venture, involving us and several other investors, formed for the purpose of delivering secure technology solutions enabling HDTV satellite broadcasting, high-speed internet and on-line transaction services to the Chinese market.

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

On December 27, 2005, we entered into the Rescission Agreement with Asia Digital Media and ADML Holdco to rescind the Subscription Agreement in part, resulting in the return of the shares of Asia Digital Media issued to ADML Holdco for cancellation and the corresponding return of the entire issued capital of Ohana to ADML Holdco. Upon conclusion of the procedures required to give effect to the Rescission Agreement, we will own approximately 44% of the issued share capital of Asia Digital Media and approximately 14.3% of the issued share capital of Ohana.

Beginning with the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $171 thousand in the first quarter of 2006, and a cumulative $837 thousand in our consolidated net income since the fourth quarter of 2004. See notes 2 and 3 to our condensed consolidated financial statements for additional information.

Upon execution of the Rescission Agreement, the Company has no commitments or other arrangements to provide funding for any shortfalls ADML Holdco may incur, and that there are no variable interests with respect to ADML Holdco, other than its common stock interest of 14.3%. Therefore, Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) is not applicable to this investment.

We have concluded that Asia Digital Media does not meet the definition of a variable interest entity, as described in FIN No. 46. As the company began initial operations in December 2004, engaging primarily in research and development, and having no revenue, we determined that Asia Digital Media is a development stage enterprise. Furthermore, the capitalization of Asia Digital Media anticipates raising additional equity to fund the scaled production pilot and commercial roll-out. However, the cash invested in Asia Digital Media by investors of $4.5 million, is expected to be sufficient equity to fund the initial development stage, which is defined as implementation of a pilot system with all specified functions in a limited commercial environment. In addition, we determined that each shareholder of Asia Digital Media shares in the risk of loss and that the shareholders, as a group, share the returns. Finally, we concluded that Asia Digital Media does not operate substantively on behalf of one entity that receives a disproportionately fewer voting rights to avoid consolidation.

During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We have concluded that expectations for Asia Digital Media have not materialized and an impairment charge is required to adjust the net carrying value of our equity ownership. As a result, we have recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Asia Digital Media was $352 thousand at March 31, 2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $139.1 million as of March 31, 2006, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $113.3 million and $25.8 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Stock-Based Compensation

Our stock award program is a broad-based, long-term retention program that is intended to contribute to our success by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock based awards may be granted to employees when they first join us, when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. Stock based awards may also be granted in specific circumstances for retention or reward purposes. The Compensation Committee of the Board of Directors may, however, grant additional awards to executive officers and key employees for other reasons. Under the stock based award plans, the participants may be granted options to purchase shares of Common stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years. Options issued before April 29, 2005, generally expire ten years from the date of grant; awards issued on or after April 29, 2005, generally expire seven years from the date of grant.

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At March 31, 2006, approximately 63% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

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

The decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No.123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options, we were not required to record any amount of compensation expense for such accelerated stock options.

In addition, we decided to use restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) in future incentive compensation plans for employees and members of the Board of Directors, in place of or in combination with stock options to purchase shares of our stock.

In the first quarter of 2006, we granted 303,806 RSUs to employees in addition to the 529,685 granted in 2005. RSUs allow the employees to receive Common stock of the Company once the units vest. The 2006 and 2005 RSU’s generally vest over two and four years respectively. In accordance with the provisions of SFAS No. 123(R), (discussed below), no unearned deferred compensation expense was recorded for stock-based awards to employees. Compensation costs related to stock based awards are treated as a credit to Additional Paid in Capital when the expense is recognized over the requisite service period.

Approximately 964,600 SARs were granted to employees in the first three months of 2006, valued at $3.83 per right on February 16, 2006, the date of grant. A total of 132,668 SARs were granted to the members of our Board of Directors in 2005.

Adoption of SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) which supersedes APB Opinion No. 25 and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the service period. SFAS No. 123(R) is effective for the first annual period beginning after June 15, 2005 and, therefore, we began recognizing compensation expense related to employee stock awards from and after January 1, 2006.

Under the transition to SFAS No. 123(R) the Company selected to apply the modified prospective application and consequently began recognizing compensation expense related to stock based awards on a prospective basis. Under the modified prospective application, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS No. 123(R). In addition, share-based compensation is recognized, subsequent to the adoption of SFAS No. 123(R), for the remaining portion of the vesting period for outstanding awards granted prior to the date of adoption. The modified prospective method does not impact previous reporting periods, but provides for recognition of compensation expense related to unvested stock awards outstanding as at January 1, 2006 on a prospective basis.

For the three months ended March 31, 2006 compensation cost of $702,000 was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $5,761,000.

In addition to ongoing recognition of stock-based compensation expense, the Company recognized a one-time cumulative transition adjustment in the first quarter of 2006. A reduction of $32,000 in compensation expense was made related to the effect of estimated forfeitures on outstanding awards. This adjustment was to record the cumulative effect of a change in accounting principle, to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in fiscal 2005 related to RSUs and SARs awards granted in that year.

Previously, we accounted for our stock option plans under the recognition and intrinsic value measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related accounting guidance. Accordingly, no stock-based compensation expense was reflected in net income (loss) for grants to employees under these plans, prior to 2006, when the exercise price for options granted under these plans was equal to the market value of the underlying Common stock on the date of grant. All of the options granted to employees in the periods after 1998 had exercise prices equal to the fair value of the underlying stock on the date of grant and, therefore, no stock-based compensation costs were reflected in earnings for these options in periods prior to 2006.

However, under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation expense was disclosed in notes to the financial statements. The effect of this expense in fiscal 2005 would have been to create a pro forma net loss for 2005 of $2.1 million, compared to reported net income of $6.4 million.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenues:
Product	31.2%	32.4%

Services and maintenance	68.8	67.6

Total revenues	100.0	100.0

Cost of revenues:
Product	9.2	3.9
Services and maintenance	33.4	35.0
Amortization of purchased product rights	1.0	0.8

Total cost of revenues	43.6	39.7

Gross profit	56.4	60.3

Operating expenses:
Sales and marketing	35.6	28.9
Research and development	20.1	16.7
General and administrative	17.4	11.7
Restructuring charges and adjustments	13.7	—

Total operating expenses	86.8	57.3

Income (loss) from operations	(30.4)	3.0

Other income (expense):
Interest income	3.5	2.1
Gain on sale of asset	—	0.8
Foreign exchange gain (loss)	(1.0)	0.4
Loss from equity investments	(0.8)	(0.9)
Write-down of long-term strategic and equity investments	(14.3)	—

Total other income (expense)	(12.6)	2.4

Income (loss) before income taxes	(43.0)	5.4
Provision for income taxes	0.5	1.5

Net income (loss)	(43.5)%	3.9%

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

We eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During the first quarter of 2005, we sold consulting services to Asia Digital Media with a fair value of $271 thousand, which after intercompany profit eliminations related to our direct and indirect ownership at March 31, 2005 of approximately 27%, was recognized as $227 thousand of net revenues. We had no revenues from Asia Digital Media during the first quarter of 2006.

Total Revenues

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
North America	$14.6	18.2	(20)%
Outside North America	6.5	6.7	(3)

Total revenues	$21.1	$24.9	(15)%

Our total revenues were $21.1 million for the three months ended March 31, 2006, which represented a decrease of 15% from the $24.9 million of total revenues for the three months ended March 31, 2005. The overall decrease in total revenues in the first quarter of 2006, when compared to the same quarter of 2005, was driven primarily by two main factors: our inability to close large product and service deals in the quarter and a shift in our product mix toward our emerging growth products, which tend to be smaller up front deals and carry less professional services requirements. For the three months ended March 31, 2006, the decrease in North America was due mainly to the extended government revenues in the United States decreasing to $3.5 million from $6.4 million for the same period in 2005, representing a 45% decrease. The United States and Canadian governments represented 14% and 19% of total revenues in the first quarter of 2006, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 9% and 18% of total revenues in the first quarter of 2006, respectively. No other individual customer accounted for 10% or more of total revenues in the three months ended March 31, 2006.

Product Revenues

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
North America	$4.6	$5.9	(22)%
Outside North America	2.0	2.2	(1)

Total revenues	$6.6	$8.1	(18)%

Percentage of total revenues	31%	32%

Product revenues of $6.6 million for the three months ended March 31, 2006 represented a decrease of 18% from the $8.1 million for the three months ended March 31, 2005, representing 31% and 32% of total revenues in the respective periods. The decrease in the first quarter of 2006 when compared to the same quarter in 2005 is primarily due to our difficulty in closing deals over a million dollars, closing just one product deal in excess of one million dollars in the first quarter of 2006, compared to two deals of such size in the same quarter of 2005. In addition, the revenues generated from government customers were down this quarter, representing 60% of product revenues compared to 68% for the same period last year. In the three months ended March 31, 2005 we experienced our highest government product revenue in nearly three years which was driven mainly by US Federal Agencies’ need for strong authentication, secure email and secure data. New project purchases remain subject to governmental budgetary constraints, particularly in the United States, so that these revenues will fluctuate from period to period. Also, we experienced a lower product transaction closure rate. Highlighting this trend, we had 59 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the first quarter of 2006, down from 64 in the same quarter of 2005, or a 8% decrease. More importantly, the impact on revenues was amplified by the fact that the average product revenue transaction size decreased from $106 thousand for the first three months of 2005 to $85 thousand for the same period of 2006, or a decrease of 20%, due to a shift in our product mix toward our lower cost emerging growth products. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues decreased from 15% for the first quarter of 2005 to 14% for the same quarter of 2006. Product revenues as a percentage of total revenues were consistent between the first quarters of 2006 and 2005, respectively.

Services and Maintenance Revenues

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
North America	$10.0	$12.3	(19)%
Outside North America	4.5	4.5	—

Total revenues	$14.5	$16.8	(14)%

Percentage of total revenues	69%	68%

Services and maintenance revenues of $14.5 million for the three months ended March 31, 2006 represented a decrease of 14% from the $16.8 million for the three months ended March 31, 2005, representing 69% and 68% of total revenues in the respective periods. The decrease in services and maintenance revenues in the first quarter of 2006 compared to the same quarter of 2005 is due to a shift in demand for our emerging growth products, which require less professional services to implement, deploy and integrate, than our PKI and single sign-on solutions. Also, third party hardware revenues are lower for the three months ended March 31, 2006 by $1.1 million when compared to the same period last year, because of a significant hardware order which bolstered services revenues in the first quarter of 2005. Services and maintenance revenues as a percentage of total revenues in the first three months of 2006 was consistent when compared to the same period of 2005.

EXPENSES

Total Expenses

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
Total expenses	$27.5	$24.2	14%

Percentage of total revenues	132%	97%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $27.5 million for the three months ended March 31, 2006 represented an increase of 14% from $24.2 million for the three months ended March 31, 2005. The increase from the first quarter of March 31, 2005 was due primarily to the impact of additional costs associated with equity compensation, third-party royalties on software revenues and an adjustment to our restructuring accruals related to our excess Santa Clara facility, offset slightly by lower third party hardware expenses. As of March 31, 2006 we had 462 full-time employees globally, compared to 492 full-time employees at March 31, 2005 and 475 full-time employees at December 31, 2005. No employees are covered by a collective bargaining agreement.

Cost of Revenues

Cost of Product Revenues

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
Cost of product revenues	$1.9	$1.0	90%
Percentage of product revenues	30%	12%

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.9 million for the three months ended March 31, 2006, which represented a 90% increase from $1.0 million for the three months ended March 31, 2005, representing 30% and 12% of product revenues in each of the respective periods. The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues from the first quarter of 2005 to the same quarter of 2006 is primarily attributable to a large product revenue transaction that carried third-party software royalty. Also, the cost of product revenues as a percentage of total revenues was higher in the first quarter of 2006 as a result of the lower total product revenues when compared to the same quarter of 2005. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
Cost of services and maintenance revenues	$7.0	$8.7	(20)%

Percentage of services and maintenance revenues	52%	48%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.0 million for the three months ended March 31, 2006, which represented a 20% decrease from $8.7 million for the three months ended March 31, 2005, representing 33% and 35% of total revenues for the respective periods.

(million’s)

Year-over-year change from 2005 to 2006 –first quarter
Staff-related costs	$(0.6)
Third party hardware	(0.8)
Facilities related costs	(0.2)
Other costs	(0.1)

Total year-over-year change	$(1.7)

The decrease in the cost of services and maintenance revenues in absolute dollars and as a percentage of total revenues in the first quarter of 2006, compared to the same quarter of 2005, was primarily the result of decreased costs associated with third party hardware and staffing related costs. The number of employees on our services and maintenance teams decreased by 11% overall, from March 31, 2005 to March 31, 2006 in response to the decline in demand for consulting and integration services, while third party hardware costs were much higher in the first quarter of 2005 because a significant hardware order from a customer during that period. The lower overall services and maintenance expenses accounted for an eight-percentage point decrease in the services and maintenance expenses as a percentage of total revenues, while the lower total revenues in the first quarter of 2006 resulted in a six-percentage point increase, compared to the first quarter of 2005.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for the three months ended March 31, 2006 and 48% for the three months ended March 31, 2005. The increase in services and maintenance gross profit as a percentage of services and maintenance revenues in the first quarter of 2006, compared to the same quarter of 2005, was primarily due to the shift in mix of services revenues away from lower margin third party services and hardware in 2006, which meant that higher margin support revenues accounted for a much greater proportion of services and maintenance revenues in the first quarter of 2006, despite the overall decrease in these revenues. For the first three months of 2005, the increase in professional services revenues required the use of third party resources and hardware with the accompanying lower margin attainment when compared to the margin contribution of revenues generated by our support team. We plan to continue to optimize the utilization of existing professional services resources, while addressing incremental customer opportunities that may arise with the help of partners and other sub-contractors, until an investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix and volume of services and maintenance revenues may vary from period to period and from transaction to transaction, which will also affect our gross margins and results of operations.

Operating Expenses

Operating Expenses—Sales and Marketing

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
Sales and marketing expenses	$7.5	$7.2	4%

Percentage of total revenues	36%	29%

Sales and marketing expenses increased from $7.2 million for the three months ended March 31, 2005 to $7.5 million for the comparable period in 2006. Sales and marketing expenses represented 36% of total revenues for the three months ended March 31, 2006, compared to 29% for the comparable period in 2005.

(million’s)

Year-over-year change from 2005 to 2006 –first quarter
Staff-related costs	$0.2
Provision for doubtful accounts	0.3
Facilities related costs	(0.4)
Other costs	0.2

Total year-over-year change	$0.3

The increase in sales and marketing expenses in absolute dollars was primarily due to a combination of increases in bad debt expenses, staff-related and other expenses. These increases were partially offset by savings in our facilities costs, as a result of the leasehold improvements associated with our Kanata facility reaching the point of being fully depreciated late in 2005. The increase in sales and marketing expenses as a percentage of total revenues for the first quarter of 2006, compared to the same quarter of 2005, reflects the net effect of cost increases, which resulted in a one-percentage point increase, and lower revenues in the first quarter of 2006, which meant a 6% increase in sales and marketing expenses as a percentage of total revenues compared to the same quarter of 2005. We intend to continue to focus on improving the productivity of these sales and marketing teams. We intend to add additional sales management to help better support the field sales teams in what we are seeing as continued complexity of larger deals. This additional sales coverage should allow us to better execute on the opportunities we are seeing in both in the United States and abroad. Also, we continue to drive our focus on our channels, with a view to providing the executive team time to focus on strategically growing the business. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our sales force in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We believe it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first quarter of 2006, the allowance for doubtful accounts increased by $0.4 million to $0.9 million due primarily to a provision recorded related to accounts receivable balances with one of our European distributors.

Operating Expenses—Research and Development

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
Research and development expenses	$4.2	$4.2	—%

Percentage of total revenues	20%	17%

Research and development expenses were $4.2 million for each of the three months ended March 31, 2006 and 2005, respectively. Research and development expenses represented 20% of total revenues for the three months ended March 31, 2006, compared to 17% for the comparable period in 2005.

Year-over-year change from 2005 to 2006 –first quarter
Staff-related costs	$0.2
Facilities related costs	(0.2)

Total year-over-year change	$—

Research and development expenses in absolute dollars remained flat between the first quarter of 2005 and the same quarter of 2006. This was the net effect of increased staff-related costs offset by lower facility expenses. The increase in staff-related costs was primarily as a result of an unfavorable shift in the exchange rate between Canada and the U.S. from the first quarter of 2005 to the same quarter of 2006, which increased reported expenses by $0.2 million, since the majority of these research and development expenses are denominated in Canadian dollars. Research and development expenses as a percentage of total revenues increased from the three months ended March 31, 2005 to the same period in 2006, due to the lower revenues in the first quarter of 2006 compared to the same quarter of 2005. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

(million’s)

	Three months ended March 31,		Percentage change three months ended March 31,
	2006	2005	2005 to 2006
General and administrative expenses	$3.7	$2.9	28%

Percentage of total revenues	17%	12%

General and administrative expenses increased to $3.7 million for the three months ended March 31, 2006 from $2.9 million for the comparable period in 2005. General and administrative expenses represented 17% of total revenues for the three months ended March 31, 2006, compared to 12% for the comparable period in 2005.

Year-over-year change from 2005 to 2006 –first quarter
Staff related costs	$0.7

Outside professional costs	0.1

Total year-over-year change	$0.8

The increase in staff-related costs in absolute dollars in the first quarter of 2006 compared to the same quarter of 2005 was primarily due to our deferred compensation plan and stock-based compensation expenses recognized under SFAS No. 123(R). General and administrative expenses as a percentage of total revenues increased for the first three months of 2006 compared to the same period of 2005, due mainly to the increase in recorded expenses, which accounted for three-percentage points of the increase, combined with lower total revenues in the first quarter of 2006, which resulted in an additional two-percentage point increase in general and administrative expenses as a percentage of total revenues compared to the first quarter of 2005. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights

Amortization of purchased product rights was $207 thousand and $195 thousand for the three months ended March 31, 2006 and 2005, respectively, related to the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Restructuring Charges and Adjustments

During the first quarter of 2006, we made a further adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The building is currently subleased, but the sublease ends in December 2006. Although we have been monitoring the sublet market on an on-going basis, we recently received an extension offer and have begun preparations for placing the facility on the market. These events caused us to revisit our estimated sublease recoveries. We concluded that we need to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the first quarter.

Interest Income

Interest income increased to $742 thousand in the first quarter of 2006 from $528 thousand in the same quarter of 2005, representing 4% and 2% of total revenues in the respective periods. The increase in investment income from the first quarter of 2005 to the same period of 2006 reflected improved interest rates on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets during the last year. The funds invested decreased to $84.6 million at March 31, 2006 from $100.2 million at March 31, 2005. However, the rate of return on our marketable investments improved to over 4.0% in the first quarter of 2006 compared to a rate of return of less than 2.5% in the same period of 2005.

Loss from Equity Investments

We recorded $171 thousand and $230 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the three months ended March 31, 2006 and 2005, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as it was concluded that these investments had suffered an other than temporary decline in fair value.

Provision for Income Taxes

We recorded an income tax provision of $99 thousand for the first quarter of 2006, compared to $374 thousand for the same quarter of 2005. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments and purchased product rights, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $3.2 million in operating activities during the three months ended March 31, 2006. This cash inflow was primarily a result of a decrease in accounts receivable of $2.8 million, an increase in deferred revenue of $2.4 million, an increase in accrued restructuring charges of $2.0 million, and a decrease in prepaid expenses and other receivables of $1.2 million, partially offset by cash outflows resulting from a net loss after adjusting for non-cash charges of $4.2 million, and a decrease in accounts payable and accrued liabilities of $1.0 million. Our average days sales outstanding at March 31, 2006 was 73 days, which represents a decrease from the 74 days that we reported at December 31, 2005. The overall decrease in days sales outstanding from December 31, 2005 was mainly due to improved in-quarter collections compared to the fourth quarter of 2005, combined with an increase in the allowance for doubtful accounts from the previous period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

Any increase or decrease in our accounts receivable balance and days sales outstanding will affect our cash flow from operations and liquidity. Our accounts receivable and days sales outstanding may increase due to changes in factors such as the timing of when sales are invoiced and the length of customer’s payment cycle. Generally, international and indirect customers pay at a slower rate than domestic and direct customers, so that an increase in revenue generated from international and indirect customers may increase our days sales outstanding and accounts receivable balance. We have observed an increase in the length of our customers’ payment cycles, which may result in higher accounts receivable balances, and could expose us to greater general credit risks with our customers and increased bad debt expense.

During the first three months of 2006, we generated $3.9 million of cash from investing activities, primarily due to cash provided by net reductions in our marketable investments in the amount of $4.2 million. This was partially offset by the investment of $0.3 million in property and equipment, primarily for computer hardware upgrades throughout our organization.

We used cash of $0.7 million in financing activities during the three months ended March 31, 2006 primarily for the repurchase of our Common stock in the amount of $1.5 million, offset by $0.8 million of cash provided by the exercise of employee stock options.

As of March 31, 2006, our cash, cash equivalents and marketable investments in the amount of $84.6 million provided our principal sources of liquidity. Overall, we generated $2.1 million in cash, cash equivalents and marketable investments in the first quarter of 2006. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2006 to satisfy the obligations provided for under our restructuring program. However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

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

During the first quarter of 2006, we repurchased 405,000 shares of our Common stock for a total cash outlay of $1.5 million at an average price of $3.78, including commissions paid to brokers. As of March 31, 2006, the Company had repurchased 8,232,124 of the authorized 16,928,640 shares of its common stock under this program, for a total cash outlay of $32,622,000, at an average price of $3.96 per share, including commissions paid to brokers.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $27.9 million of accrued restructuring charges at March 31, 2006 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $15.1 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2015. A summary of our contractual commitments at March 31, 2006 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$23,502	$3,584	$8,172	$3,824	$7,922
Operating lease obligations – restructured facilities	34,920	6,516	20,139	8,265	—
Guaranteed payments to AmikaNow!	1,208	595	613	—	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	1,568	784	784	—	—

Total	$61,198	$11,479	$29,708	$12,089	$7,922

In addition to the lease commitments included above, we have provided letters of credit totaling $8.9 million as security deposits in connection with certain office leases.

The 2005 Entrust Deferred Incentive and Retention Bonus Plan (the “Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on November 7, 2005. The primary objective of the Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. The Deferred Plan became effective on January 1, 2006. The Compensation Committee, in its sole discretion, shall determine which employees are eligible to receive awards under the plan and shall grant awards in such amounts and on such terms as it shall determine provided that the aggregate amount of all such awards do not exceed $2.4 million. Subject to limited exceptions, an employee’s award under the plan shall vest in one-eighth of the amount of the award at the end of each calendar quarter following the original grant date, provided that the employee continues to be employed by us on each of such dates. During the first quarter of 2006, we granted awards to employees under the plan that potentially could result in payments of $1.6 million over the next two years, assuming that all employees receiving the awards remain employed with us for the entire two year vesting period of the awards.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

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

The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2006, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY
	(in thousands)
	Within 3 Months	3-6 Months	> 6 Months	> 12 Months
Investments classified as cash and cash equivalents	$35,755	$—	$—	$—
Investments classified as held to maturity marketable investments	11,370	4,262	2,652	—

Total amortized cost	$47,125	$4,262	$2,652	$—

Fair value	$47,141	$4,260	$2,631	$—

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

During the first quarter of 2006, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $8.7 million of our Canadian subsidiary’s expenses denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. None of the related foreign exchange contracts extended past March 31, 2006. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars for the second quarter of 2006 or future periods.

Risk Associated with Long-term Strategic Investments

We invested in several privately held companies in 2000 and 2001 for business and strategic alliance purposes, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic investments as of March 31, 2006.

As a result of the Rescission Agreement discussed elsewhere in this Annual Report, as of December 31, 2005, we held an investment in Ohana, in the amount of $750 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. Ohana is in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale any commercial product or service. If the demand for Ohana’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment. We have recorded cumulative losses from our investment in Ohana of $750 thousand since the fourth quarter of 2004.

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana have not materialized and an impairment charge is required to adjust the net carrying value of our equity ownership. As a result, we have recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. After this impairment, the remaining carrying value of our investment in Ohana at March 31, 2006 was $91 thousand.

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

We have recorded cumulative losses from our investment in Asia Digital Media of $837 thousand since the investment in the fourth quarter of 2004. During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We have concluded that expectations for Asia Digital Media have not materialized and an impairment charge is required to adjust the net carrying value of our equity ownership. As a result, we have recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. After this impairment, the remaining carrying value of our investment in Asia Digital Media at March 31, 2006 was $352 thousand.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2005. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding.

ITEM 1A. RISK FACTORS

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In the first quarter of 2006, our three largest customers accounted for 36% of revenues. In 2005, 2004 and 2003, our three largest customers accounted in the aggregate for 31%, 32% and 29% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting for 28% of gross accounts receivable at March 31, 2006, compared to 34% of gross accounts receivable at March 31, 2005. One customer accounted for 15% of net accounts receivable at March 31, 2006. As of March 31, 2006, the total accounts receivable is $17.1 million, net of an allowance for doubtful accounts of $0.9 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 60% of our product revenue in the first quarter of 2006 and 55% of product revenue in fiscal 2005. The U.S. and Canadian governments represented 14% and 19% of total revenues, respectively, in the first quarter of 2006, which includes revenues sold through resellers to these government end users. The U.S. and Canadian governments represented 17% and 10% of total revenues, respectively, in fiscal 2005, which included revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

We have invested in several privately held companies, including Asia Digital Media and ADML Holdings, Ltd, including its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”). Most of these companies are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in relevant markets, we could lose all or substantially all of our investment in these companies, which would have an adverse effect on our business, financial condition and results of operations. In the first quarter of fiscal 2006, we concluded that expectations for Asia Digital Media and Ohana have not materialized and an impairment of the net carrying value of our investments in Asia Digital Media and Ohana has been recorded in the amount of $2.4 million and $659 thousand, respectively.

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

We may have difficulty managing our operations, which could adversely affect our ability to successfully grow our business.

•	Our ability to manage future growth, if any, will depend upon our ability to:

•	continue to implement and improve operational, financial and management information systems on a timely basis; and

•	expand, train, motivate and manage our work force.

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

We rely on partners to integrate our products with their products or to maintain adherence to industry standards so that our products will be able to work with them to provide enhanced security attributes. For example, our ability to provide digital signatures on Adobe forms is dependent upon Adobe continuing to allow Entrust to have access to their private Application Programming Interfaces in future releases. In addition, we have resale relationships with companies such as Critical Path, Safenet, Pointsec and Sun Microsystems/Waveset. Inability to maintain these relationships could have a material adverse effect on our results of operations.

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

In recent years, we announced two major restructuring plans in June 2001 and in May 2003 as a result of the slowdown in the global electronics industry and the worldwide economy. The restructuring plans included a workforce reduction, the consolidation of excess facilities, the reassessment of the value of related excess long-lived assets and the discontinuance of non-core products and programs.

As a result of the June 2001 restructuring plan, we recorded restructuring and other non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. During the first quarter of 2006, we concluded that it was necessary to increase the restructuring charges that it had previously recorded related to the June 2001 restructuring plan by a further $2.9 million to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in the region of our remaining excess facility. This charge represents a reduction in the cash that we expect to recover from future subtenants. Changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $27.5 million at March 31, 2006, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.4 million at March 31, 2006, could have a material effect on our reported results.

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

Any one of these risks could significantly and adversely affect our business, financial condition or results of operations. In the first quarter of fiscal 2006, we concluded that expectations for Asia Digital Media and Ohana have not materialized and an impairment of the net carrying value of our investments in Asia Digital Media and Ohana has been recorded in the amount of $2.4 million and $659 thousand, respectively

If the laws regarding exports of our products further limit or otherwise restrict our business, we could be prohibited from shipping our products to restricted countries, which would result in a loss of revenues.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (January 1, 2006 to January 31, 2006)	—	$—	—	9,101,516
Month #2 (February 1, 2006 to February 28, 2006)	85,524	3.58	85,524	9,015,992
Month #3 (March 1, 2006 to March 31, 2006)	319,476	4.83	319,476	8,696,516

Total	405,000	$3.78	405,000	8,696,516

(1)	On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. As of March 31, 2006, the Company had repurchased 8,232,124 of the authorized 16,928,640 shares of its common stock under this program, for a total cash outlay of $32,622,000, at an average price of $3.96 per share, including commissions paid to brokers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

ENTRUST, INC.
(Registrant)

Dated: May 4, 2006	/s/ David J. Wagner
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