Form 10-Q
period 2006-06-30
ENTRUST INC
filed 2006-08-09
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30th, 2006

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

There were 59,676,929 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of August 4, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$62,475	$59,929
Short-term marketable investments	12,270	22,524
Accounts receivable (net of allowance for doubtful accounts of $940 at June 30, 2006 and $467 at December 31, 2005)	17,139	20,341
Prepaid expenses and other receivables	3,428	4,782

Total current assets	95,312	107,576

Property and equipment, net	3,484	2,677
Purchased product rights and other purchased intangible assets, net	3,442	2,086
Goodwill, net	19,593	12,713
Long-term strategic and equity investments	321	3,630
Other long-term assets, net	1,535	1,767

Total assets	$123,687	$130,449

Liabilities
Current liabilities:
Accounts payable	$6,510	$7,223
Accrued liabilities	7,098	6,411
Accrued restructuring charges, current portion	4,837	3,552
Deferred revenue	22,953	20,895

Total current liabilities	41,398	38,081

Accrued restructuring charges, long-term portion	21,958	22,397
Other long-term liabilities	889	859

Total liabilities	64,245	61,337

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 59,646,154 and 59,954,551 issued and outstanding shares at June 30, 2006 and December 31, 2005, respectively	596	600
Additional paid-in-capital	760,375	762,279
Unearned compensation	—	(1,814)
Accumulated deficit	(702,348)	(691,916)
Accumulated other comprehensive income (loss)	815	(41)

Total shareholders’ equity	59,438	69,108

Total liabilities and shareholders’ equity	$123,687	$130,449

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Revenues:
Product	$7,388	$9,400	$13,966	$17,467
Services and maintenance	14,666	15,410	29,187	32,249

Total revenues	22,054	24,810	43,153	49,716

Cost of revenues:
Product	1,230	1,009	3,174	1,980
Services and maintenance	7,407	7,503	14,448	16,214
Amortization of purchased product rights	212	190	419	385

Total cost of revenues	8,849	8,702	18,041	18,579

Gross profit	13,205	16,108	25,112	31,137

Operating expenses:
Sales and marketing	7,208	7,577	14,721	14,771
Research and development	4,403	4,476	8,643	8,638
General and administrative	3,553	2,934	7,228	5,856
Restructuring charges and adjustments	(130)	—	2,765	—

Total operating expenses	15,034	14,987	33,357	29,265

Income (loss) from operations	(1,829)	1,121	(8,245)	1,872

Other income (expense):
Interest income	840	577	1,582	1,105
Gain on sale of asset	—	—	—	200
Foreign exchange gain (loss)	(63)	(58)	(271)	31
Write-down of long-term strategic and equity investments	—	—	(3,016)	—
Loss from equity investments	(122)	(221)	(293)	(451)

Total other income (expense)	655	298	(1,998)	885

Income (loss) before income taxes	(1,174)	1,419	(10,243)	2,757
Provision for income taxes	90	321	189	695

Net income (loss)	$(1,264)	$1,098	$(10,432)	$2,062

Net income (loss) per share:
Basic	$(0.02)	$0.02	$(0.17)	$0.03
Diluted	$(0.02)	$0.02	$(0.17)	$0.03
Weighted average common shares used in per share computations:
Basic	59,741	61,123	59,818	61,707
Diluted	59,741	62,554	59,818	62,936

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(10,432)	$2,062
Non-cash items in net income (loss):
Depreciation and amortization	1,308	3,040
Non-cash compensation expense related to stock plans	1,579	115
Loss from equity investments	293	451
Intercompany profit elimination	—	72
Provision for doubtful accounts	495	150
Write-down of strategic and equity investments	3,016	—
Gain on sale of asset	—	(200)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,281	(1,349)
(Increase) decrease in prepaid expenses and other receivables	1,359	(1,334)
Decrease in accounts payable	(711)	(1,262)
Increase (decrease) in accrued liabilities	501	(692)
Increase (decrease) in accrued restructuring charges	846	(2,077)
Increase in deferred revenue	1,840	842

Net cash provided by (used in) operating activities	3,375	(182)

INVESTING ACTIVITIES:
Purchases of marketable investments	(12,703)	(36,157)
Maturities of marketable investments	22,957	60,656
Purchases of property and equipment	(1,355)	(716)
Proceeds on sale of asset	—	200
Increase in long-term equity investments	—	(458)
Increase in other long-term assets	(80)	(250)
Purchase of business, net of cash acquired	(8,819)	—

Net cash provided by investing activities	—	23,275

FINANCING ACTIVITIES:
Repurchase of common stock	(2,519)	(12,835)
Proceeds from exercise of stock options	846	1,978

Net cash used in financing activities	(1,673)	(10,857)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	844	(444)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,546	11,792
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,929	36,325

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,475	$48,117

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K.

NOTE 2. ACQUISITION OF ORION SECURITY SOLUTIONS, INC.

On June 15, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Orion Security Solutions, Inc. (“Orion”), a Virginia corporation, pursuant to a stock purchase agreement dated as of June 15, 2006 (“Stock Purchase Agreement”) among the Company, Orion, and the stockholders of Orion. The Company acquired all of the common stock of Orion, a privately-held provider of public key infrastructure services to defense-related governmental agencies and other customers, such as the Department of Defense, the United States Marine Corps and the National Security Agency and commercial companies in the healthcare industry, in exchange for $9,000 in cash and $135 in acquisition-related costs. The acquisition was made in order to extend the Company’s overall leadership in the United States government vertical, by further strengthening the Company’s ability to provide identity and information security to the United States civilian government agencies, adding key defense agencies to the Company’s customer base. The Company intends to continue Orion’s business substantially in the manner conducted by Orion immediately prior to the acquisition, however, it plans to integrate the business into Entrust Cygnacom, a wholly owned subsidiary of the Company, located in McLean, Virginia.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition for accounting purposes. No amortization has been recorded in the three months ended June 30, 2006, related to customer relationships and non-competition agreement assets arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, on a preliminary basis, as follows:

	Amortization Period	Purchase Price
Net tangible assets	—	$526
Customer relationships	5 years	960
Non-competition agreements	5 years	769
Goodwill	—	6,880

Total		$9,135

The following unaudited pro forma data summarize the combined results of operations of the Company and Orion for the three and six months ended June 30, 2006 and 2005, respectively, as if the acquisition had taken place as of the beginning of the respective periods, and, accordingly, include a full period’s amortization of the assets related to customer relationships and non-competition agreements in each period shown.

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$22,702	$25,222	$44,224	$50,830
Net income (loss)	(1,024)	1,104	(10,334)	2,329
Basic and diluted net income (loss) per share	(0.02)	0.02	(0.17)	0.04

These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 3. SUBSEQUENT EVENT - ACQUISITION OF BUSINESS SIGNATURES CORPORATION

On July 19, 2006, subsequent to the end of the Company’s second fiscal quarter, the Company completed the acquisition of all of the issued and outstanding shares of capital stock and options of Business Signatures Corporation (“Business Signatures”), a privately-held supplier of Zero Touch Fraud Detection solutions that provide non-invasive real time online fraud detection capability and that require no change to business applications, based in Redwood City, California, in exchange for approximately $49,000 in cash and options to purchase shares of the Company’s Common stock with an aggregate fair value of approximately $1,000. The Company also estimates that it will incur approximately $1,000 in acquisition-related expenses and will assume net liabilities of Business Signatures of approximately $1,100. The acquisition enables the Company to combine Business Signatures’ zero touch capability with its IdentityGuard authentication platform in order to offer customers strong consumer authentication solutions, that are easy to implement, user-friendly and cost effective with the ability to evolve over time, to help meet the Federal Financial Institutions Examination Council (“FFIEC”) requirement to implement stronger security measures for online customers, as well as other requirements for online transaction security and integrity.

NOTE 4. INVESTMENT IN OHANA WIRELESS, INC.

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

During the first quarter of 2006, the Company was informed of an Ohana re-financing, which coupled with the changes in the business outlook, led the Company to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded in the first quarter of fiscal 2006 an impairment of its investment in Ohana of $659. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of the Company’s investment in Ohana at June 30, 2006 was $91.

NOTE 5. ASIA DIGITAL MEDIA JOINT VENTURE

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

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $122 and $293, in its condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively, and $136 and $273 for the three and six months ended June 30, 2005, respectively. The Company has recorded cumulative losses through June 30, 2006 from its investment in Asia Digital Media of $959 since its investment in the fourth quarter of 2004.

During the first quarter of 2006, the Company was informed of changes in its Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. The Company had concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded in the first quarter of fiscal 2006 an impairment of its investment in Asia Digital Media in the amount of $2,357. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of the Company’s investment in Asia Digital Media at June 30, 2006 was $230.

NOTE 6. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

On May 5, 2006 stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The Board adopted the 2006 Plan because it believes that continued grants of stock options, as well as grants of restricted stock and other stock-based awards, are an important element in attracting, retaining and motivating persons who are expected to make important contributions to the Company.

The Amended and Restated 1996 Stock Incentive Plan, the enCommerce, Inc. 1997 Stock Option Plan, as amended and restated, and the 1999 Non-Officer Employee Stock Incentive Plan, as amended (together, the “Prior Plans”), terminated and no further grants are permitted under the Prior Plans. This termination of the Prior Plans does not affect awards that are outstanding under the Prior Plans.

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

For the three and six months ended June 30, 2006 compensation cost of $877 and $1,579, respectively, was recognized for employee stock options, RSUs and SARs. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and six months ending June 30, 2006 is approximately $509 higher and $923 higher, respectively, than if it had continued to account for share based compensation under Opinion 25. Also, the Company’s net loss per share was higher by $0.01 and $0.02 for the three and six months ended June 30, 2006, respectively, than under our previous accounting method for share based compensation. This difference is primarily the addition of the stock option expense and the impact of forfeiture rate estimations for RSUs and SARs.

In addition to ongoing recognition of stock-based compensation expense, the Company recognized a one-time cumulative transition adjustment in the first quarter of 2006. A net reduction of $32 to compensation expense was recorded in the first quarter, related to the effect of estimated forfeitures on outstanding awards. This net reduction is with respect to the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost recognized in fiscal 2005 related to RSU and SAR awards that are unvested at adoption date.

In accordance with the provisions of SFAS No. 123(R), no unearned deferred compensation expense was recorded for stock-based awards to employees. Compensation costs related to stock based awards are treated as a credit to Additional Paid in Capital in Shareholder’s Equity when the expense is recognized over the requisite service period. Unearned deferred compensation recorded in 2005 of $1,814 related to SARs and RSUs granted in that year had been subsequently reversed in the first quarter of 2006 to comply with the SFAS No. 123(R) provisions which prohibit such practice.

In addition, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income (loss) and earnings per share in the following table.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported:	$1,098	$2,062
Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,926)	(3,437)

Pro forma net loss	$(828)	$(1,375)

Net income (loss) per share:
Basic—as reported	$0.02	$0.03
Basic—pro forma	(0.01)	(0.02)
Diluted—as reported	0.02	0.03
Diluted—pro forma	$(0.01)	$(0.02)

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

In the second quarter of 2006, compensation cost of $509 related to unvested options outstanding at January 1, 2006 was recognized. No further stock option grants were made in the six months ended June 30, 2006. Compensation cost of stock options is recognized in accordance with the accelerated method with the cost to be recognized over the remaining requisite service period.

The total compensation cost related to non-vested stock option awards not yet recognized and the related weighted –average period remaining for stock options is as follows:

Year of Grant	As at June 30, 2006 Unearned Compensation Cost	Weighted-average Service Period Remaining in Years
2002	$94	0.11
2003	450	1.08
2004	617	1.94
2005	670	2.24

	$1,831

Restricted Stock Units (“RSUs”)

During the three months ended June 30, 2006, the Company issued 11,669 restricted stock units to employees with an average grant date value of $3.32 per unit. Restricted stock units are valued at fair value of the underlying stock on the date of grant. Compensation cost related to RSUs is recognized over the requisite service period, which is generally between two to four years. The total compensation cost related to non-vested RSUs awards not yet recognized, and the related weighted-average requisite service period remaining is as follows:

Year of Grant	As at June 30, 2006 Unearned Compensation Cost	Weighted-average Service Period Remaining in Years	Average Grant Date Value per Unit
2005	$1,252	2.96	$4.01
2006	1,203	1.64	3.81

	$2,455

The following tables summarize information concerning outstanding RSUs for the three month period ended June 30, 2006.

	Three Months Ended June 30, 2006	Weighted Average Grant Date Fair Value
Balance Outstanding, March 31, 2006	760,796	$3,085
Granted	11,669	36
Matured	(86,308)	(328)
Cancelled	(13,581)	(53)

Balance Outstanding, June 30, 2006	672,576	$2,740

The aggregate intrinsic value of RSUs outstanding at June 30, 2006 is $2,293.

Stock Appreciation Rights (“SARs”)

SARs give the issuer a right to participate in the appreciation of the underlying stock up to a ‘capped’ value of four times the stock price on date of grant. SARs are settled by issuance of common stock.

A total of 75,000 SARs were granted to employees in the three and six months ended June 30, 2006, which had a strike price of $3.32 per right, equivalent to the underlying share price on the date of grant. These instruments vest over four years and have a contractual life of seven years.

A total of 132,668 SARs were granted to the members of our Board of Directors in 2005 and have a vesting period of three years and a contractual life of seven years.

The total compensation cost related to these SARs awards not yet recognized is displayed in the following table along with the related weighted-average period remaining.

Year of Grant	As at June 30, 2006 Unearned Compensation Cost	Weighted-average Service Period Remaining in Years
2005	$56	1.89
2006	873	3.68

	$929

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

Significant input assumptions required to estimate the fair value of SARs include the following:

•	Expected Term: The SEC Staff Accounting Bulletin No. 107 “simplified” method has been used to determine a weighted average expected term of the instruments granted.

•	Expected Volatility: The Company has estimated expected volatility based on its actual stock price history over a reasonable period of time.

The following weighted average assumptions were used in estimating the fair value of issued SARs.

	Year of Grant
	2006	2005
Expected award life, in years	4.75	4.5
Expected risk free interest rate	4.11%	3.36%
Dividend yield	—	—
Expected volatility	55%	60%

The weighted average estimated fair value of SARs granted during the three months ended June 30, 2006 is $86.

Stock Options and SARs

The following tables summarize information concerning outstanding stock options and SARs as at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 to $2.44	214,072	1.47	2.06	$286	211,044	2.06	$282
$2.45 to $5.00	6,263,044	7.75	3.75	1,305	3,613,484	3.88	853
$5.01 to $6.72	169,994	2.93	6.15		169,994	6.15
$6.73 to $6.86	1,936,553	5.42	6.75		1,936,553	6.75
$6.87 to $10.00	4,038,000	4.81	6.88		4,038,000	6.88
$10.01 to $50.00	428,801	3.59	22.90		428,801	22.90
$50.01 to $130.25	14,300	3.71	76.64		14,300	76.64

Total	13,064,764			$1,591	10,412,176		$1,135

Stock Option and SARs In-the-Money and Out-of-the-Money Information as of June 30, 2006 (1)

	Exercisable	Un-exercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,754,329	885,333	2,639,662	20%
Out-the-Money	8,657,847	1,767,255	10,425,102	80%
Total Options and SARs Outstanding	10,412,176	2,652,588	13,064,764	100%

(1)	The closing price of the Company’s Common stock was $3.41 on June 30, 2006, as reported by The NASDAQ National Market. The average closing price over the three month period ended June 30, 2006 was $3.25

Stock Award Plans Summary of Activity

On March 15, 2006, the Board of Directors adopted resolutions, subject to stockholder approval, to approve entry into the 2006 Stock Incentive Plan (the “2006 Plan”). The plan was approved at the annual shareholders meeting held May 5, 2006. The Board adopted the 2006 Plan because it believes that continued grants of stock options, as well as grants of restricted stock and other stock-based awards, are an important element in attracting, retaining and motivating persons who are expected to make important contributions to the Company.

The Amended and Restated 1996 Stock Incentive Plan, the enCommerce, Inc. 1997 Stock Option Plan, as amended and restated, and the 1999 Non-Officer Employee Stock Incentive Plan, as amended (together, the “Prior Plans”), will terminate and no further grants will be permitted under the Prior Plans, provided that, this termination of the Prior Plans will not affect awards that are outstanding under the Prior Plans.

Summary of activity for stock options and SARs under the 2006 Plan and the Prior Plans is set forth below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding as of April 1, 2006	13,483,606	$5.55	$—	$5.43

Vested	10,470,773	$6.52	$—	$6.99
Unvested	3,012,833	$2.82	$2,192	$1.05
Exercisable as of April 1, 2006	10,470,773	$6.52	$—	$6.99

Granted	75,000	$2.90	$44	$0.00
Exercised	10,000	$0.22	$303	$0.20
Canceled	483,842	$5.14	$—	$4.49
Vested (Expired)	287,024	$6.74	$—	$6.13
Unvested (Forfeited)	196,818	$2.73	$129	$2.01
Outstanding as of June 30, 2006	13,064,764	$5.59	$—	$5.46	5.53

Vested	10,412,176	$6.46	$—	$6.91	5.14
Unvested	2,652,588	$2.85	$1,860	$0.94	6.74
Exercisable as of June 30, 2006	10,412,176	$6.46	$—	$6.91	5.14

Subsequent to the end of the Company’s second fiscal quarter, and pursuant to the merger agreement with Business Signatures, the Company assumed the Business Signature’s 2002 Stock Plan, which will provide for options to purchase 1,099,868 shares of the Company’s Common stock, of which 835,622 options are vested, as at the date of acquisition of Business Signatures.

NOTE 7. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of shares of Common stock is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. During the three months ended June 30, 2006, the Company repurchased 298,000 shares of its Common stock for a total cash outlay of $988, at an average price of $3.32 per share, including commissions paid to brokers. During the six months ended June 30, 2006, the Company repurchased 703,000 shares of its Common stock for a total cash outlay of $2,519, at an average price of $3.58 per share, including commissions paid to brokers. As of June 30, 2006, the Company has repurchased 8,530,124 of the authorized 16,928,640 shares of its Common stock under this program, for a total cash outlay of $33,610, at an average price of $3.94 per share, including commissions paid to brokers.

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

NOTE 8. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk; to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the six months ended June 30, 2006:

	Six Months Ended June 30,
	2006	2005
Allowance for doubtful accounts, beginning of period	$467	$988
Provision for doubtful accounts, net	495	150
Amounts written-off, net of recoveries	(21)	(79)

Allowance for doubtful accounts, end of period	$941	$1,059

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund $100 of its accrued restructuring charges for the May 2003 restructuring before the end of fiscal 2006, with the remaining accrued restructuring charges for the May 2003 restructuring to be paid as follows: $150 in fiscal 2007 and $150 in fiscal 2008.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at June 30, 2006:

(in millions)	Total Charges Accrued at Beginning of Period	Cash Payments	Accrued Restructuring Charges at June 30, 2006
Consolidation of excess facilities	$0.4	$—	$0.4

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

During the first and second quarters of 2006, the Company made further adjustments to the restructuring charges that had previously been recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The building is currently subleased, but the current sublease was scheduled to end in December 2006. Although the Company had been monitoring the sublet market on an on-going basis, the extension offer it received during the first quarter of

2006, coupled with the preparations the Company had begun for placing the facility on the market, caused the Company to revisit its estimated sublease recoveries at that time. The Company had concluded that it would need to increase the restructuring charges that it had previously recorded related to its June 2001 restructuring plan by a further $2,895 in the first quarter of fiscal 2006 to reflect a change in the Company’s projected sublet lease recoveries as evidenced by the market for leased facilities in that region. This charge represented a reduction in the cash that the Company expected to recover from future subtenants. During the second quarter of 2006, the Company concluded an extension agreement with the current sublessee to sublease the California facility through to March 31, 2011, which represents substantially all of the remaining lease period on the building. As a result of the conclusion of the final sublease arrangement during the second quarter of 2006, the Company adjusted its accrual related to the June 2001 restructuring downward by $130 to reflect the known sublet lease recoveries under the extension agreement. These adjustments have been charged to the restructuring charges line in the consolidated statement of operations.

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $2,000 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2006, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,300 in fiscal 2007, $5,300 in fiscal 2008, $5,500 in fiscal 2009 and $8,300 in fiscal 2010 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the June 2001 plan at June 30, 2006:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at June 30, 2006
Consolidation of excess facilities	$25.5	$1.9	$2.8	$26.4

As of June 30, 2006, the Company had estimated a total of $13,500 of sublease recoveries in our restructuring accrual. Of this amount, $13,400 is related to the Santa Clara facility. In addition, $13,400 of the $13,500 is recoverable under existing sublease agreements, with only approximately $100 of rent recoveries being based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 10. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock under the treasury stock method for the three and six months ended June 30, 2006 was 881,120 and 244,318 shares, respectively, compared to a dilutive effect of 1,290,663 and 1,158,971 shares for the three and six months ended June 30, 2005, respectively, which increased the weighted average common shares outstanding used in the computation of diluted net income (loss) per share. In addition, 8,657,847 and 8,838,350 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three and six months ended June 30, 2006, the Company issued 108,257 and 394,603 shares of Common stock, respectively, related to the exercise of employee stock options.

NOTE 11. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At June 30, 2006, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in either current assets or long-term assets.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The strategic investments made in 2000 and 2001 had no net remaining carrying value at June 30, 2006. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at June 30, 2006 represented approximately 14% of the voting share capital of Ohana.

The Company also holds an equity interest in Asia Digital Media, which at June 30, 2006 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. See Notes 4 and 5 for additional discussion.

The Company recorded no revenues from Asia Digital Media for the three and six months ended June 30, 2006. Revenues recorded by the Company from Asia Digital Media represented less than 1% of total revenues for the three and six months ended June 30, 2005.

The Company did not generate any sales with companies in which it has made strategic equity investments recorded at cost in the three and six months ended June 30, 2006 and 2005.

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

The Company operates in three main geographic areas as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Revenues:
United States	$12,170	$10,887	$20,618	$23,161
Canada	3,856	4,207	10,015	10,175
Europe, Asia and Other	6,028	9,716	12,520	16,380

Total revenues	$22,054	$24,810	$43,153	$49,716

Income (loss) before income taxes:
United States	$1,129	$463	$(5,419)	$920
Canada	(1,846)	1,196	(4,115)	2,231
Europe, Asia and Other	(457)	(240)	(709)	(394)

Total income (loss) before income taxes	$(1,174)	$1,419	$(10,243)	$2,757

(In thousands)	June 30, 2006	December 31, 2005
Total assets:
United States	$93,295	$95,057
Canada	23,271	30,771
Europe, Asia and Other	7,121	4,621

Total	123,687	130,449

NOTE 13. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$(1,264)	$1,098	$(10,432)	$2,062
Foreign currency translation adjustments	938	(490)	856	(679)

Comprehensive income (loss)	$(326)	$608	$(9,576)	$1,383

NOTE 14. LEGAL PROCEEDINGS

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

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for the Company as of the beginning of its 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Overview” and “Risk Factors” and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

EXECUTIVE OVERVIEW

We are a global provider of software that secures digital identities and information. Over 1,500 enterprises and government agencies in more than 50 countries use our solutions to help secure the digital lives of their citizens, customers, employees and partners. Our proven software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities.

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

On July 19, 2006 we acquired Business Signatures. Business Signatures is a leading provider of Zero Touch Real Time fraud detection solutions. Unlike other fraud detection solutions, the Business Signatures eFraud™ product provides a real time fraud detection capability that requires no changes to the business application. Organizations rapidly can deploy the solution and begin passively monitoring user activity—quickly identifying and responding to suspicious behavior. This also allows for sophisticated fraud analytics to be performed to identify and respond to evolving threats. The zero touch nature of the eFraud product helps allow organizations to take advantage of these capabilities in a fraction of the time compared to other approaches.

By the end of the year, financial institutions in the United States have to offer stronger security measures for online customers according to the Federal Financial Institutions Examination Council’s (FFIEC) guidance. The addition of Business Signatures eFraud product combined with our Entrust IdentityGuard platform gives us one of the most complete set of solutions on the market. Customers now have the flexibility to meet the FFIEC guidance with either our fraud solution or stronger authentication solutions. They can then utilize additional capabilities from Entrust to add additional security in the future. This combined offering makes us one of the best positioned company’s to help banks and financial institutions meet the looming FFIEC deadlines.

We expect Business Signatures to add in the range of $3.0 million to $4.0 million in revenue over the remainder of 2006 and targets approximately $10.0 million in revenue over the next twelve months. The revenue projections include product revenue, which can be purchased both perpetual or as subscription, and services revenue from professional services and annual support and maintenance agreements. In addition, we anticipate that the acquisition will be dilutive in 2006 and will be accretive in 2007.

With the addition of Business Signatures, Entrust now has three key platforms, Authentication, Fraud and Information Protection. We now have a unique end-to-end platform for securing digital identities and information. This end-to-end software platform is easy to implement, user friendly and cost effective with the ability to evolve over time to grow with our customers needs.

Product Category Financial Metrics:

•	Emerging products (IdentityGuard, Boundary Messaging, and Fraud) accounted for $1.2 million, or 17% of product revenue, up 106% from $0.6 million in Q2, 2005. (Fraud was acquired in July, 2006 and is not included in Q2, 2006 results).

•	PKI products accounted for $5.8 million, or 78% of product revenue, down 26% from $7.8 million in Q2, 2005.

•	Single sign-on products accounted for $0.4 million, or 5% of product revenue, down 63% from $1.0 million in Q2, 2005.

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

We market and sell our products and services in both the enterprise and government market space. In the second quarter of 2006, 43% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. Our largest product transaction in the quarter was with the U.S. Federal government for our Public Key technology.

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

In the second quarter of 2006, 57% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, Enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

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

Entrust for years has been a leader in secure digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication. We now have 183 pilots under way for IdentityGuard. In Q2 2006, IdentityGuard accounted for $0.7 million dollars of product revenue. IdentityGuard’s low cost relative to hardware, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

Entrust has a goal to develop new channels to market, in addition to our direct sales force. In the second quarter of 2005, our largest deal was through our partnership with SIA, with whom we won the national ID card. Our largest IdentityGuard transaction in the second quarter and the third quarter of 2005, were also with strategic regional distribution partners. In Q2, 2006, seven of our seventy-one transactions were fulfilled through partners, helping us generate 9% of our product revenue in the quarter. This success was driven by U.S. distribution partners, which now totals 52 in the TrustedPartner Program.

In March 2006, Entrust introduced a Managed PKI service. This service was launched in May 2006 in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. Our managed service offering will allow our customers the flexibility to now have our market leading technology delivered in an outsourced service model. This is not our first entrance into the services arena. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business by almost 25% year-over-year. Our new Managed PKI Service offering will give us access to a new market of customers that can help us drive both additional license revenue, as well as new ratable services revenues.

Entrust relies significantly on large deals in each quarter. Our software revenue from our top five customers in Q2, 2006 was approximately 13% of our total revenue in that quarter and we had one product deal over $1 million. This was within our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. We continue to be impacted from time to time on our software revenue by the timing of our customers buying process, which may include proof of concepts, senior management reviews and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

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

BUSINESS OVERVIEW

During the second quarter of 2006, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $22.1 million represented an 11% decrease from the second quarter of 2005, and consisted of 33% product sales and 67% services and maintenance. Services and maintenance revenues decreased 5% from the second quarter of 2005, due to decreased demand for both consulting services and support and maintenance services, while product revenues decreased 21% from the second quarter of 2005, driven by a reduced product transaction closure rate and lower average purchase value compared to the same quarter of 2005. Net loss for the second quarter of 2006 was $1.3 million, or $0.02 per share, compared to net income of $1.1 million, or $0.02 per share for the same period of 2005, with total expenses increasing 1% to $23.9 million. We generated $0.2 million in cash flow from operations in the second quarter of 2006, compared to net cash used in operations of $3.0 million in the same quarter of 2005. Entrust Emerging Growth Products accounted for 17% of product revenue, which is an increase of 100% from Q2, 2005 and an increase of 20% from Q1, 2006. Entrust PKI Products accounted for 78% of product revenue, which is a decrease of 26% from Q2, 2005 and an increase of 12% from Q1, 2006. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 27% over Q2, 2005 and 8% over Q1, 2006. Entrust Single Sign-On Products accounted for 5% of product revenue, which is a decrease of 60% from Q2, 2005 and a decrease of 20% from Q1, 2006. Extended Government accounted for 43% and Extended Enterprise accounted for 57% of the product revenue in the quarter. The financial vertical accounted for approximately 27% of second quarter 2006 product revenues, an increase of 82% over Q2, 2005, driven by increased demand for strong authentication.

Other highlights from the second quarter of 2006 included:

•	The top five product transactions accounted for 13% of Q2, 2006 revenues. We had one product deal over $1 million. The average purchase size this quarter was $82,000, down from $104,000 in Q2, 2005 and $85,000 in Q1, 2006. Total transactions in Q2, 2006 were 70, which is down from 77 in Q2, 2005, and up from 59 in Q1, 2006. Eighteen (or 26%) of the transactions were from new customers.

•	Our new products IdentityGuard and Boundary Messaging represented 17% of total product revenue, or $1.2 million for Q2, 2006, compared to 6% of total product revenue or $0.6 million for Q2, 2005. IdentityGuard transactions were 15 this quarter, up from 6 in Q2, 2005. IdentityGuard pilots and trials reached 189, up from 134 in Q1, 2006 and up from 27 in Q2, 2005.

•	Entrust Certificate Services achieved its 15th consecutive quarter of revenue growth in the second quarter of 2006.

•	Deferred revenue was $23.0 million, which is a decrease of 4% from Q2, 2005 and a decrease of 2% from Q1, 2006.

•	As part of our share purchase program, we purchased 298 thousand shares in the second quarter of 2006 for $1.0 million at an average share price of $3.32.

•	We ended Q2, 2006 with $74.7 million in cash and marketable securities and no debt.

•	We launched the next version of our flexible multi-factor authentication platform, Entrust IdentityGuard 8.1. The new features included support for token-based authentication, expanded Microsoft desktop security support and key platform and application server support for increased deployment flexibility.

•	We announced the opening of our Entrust IdentityGuard multi-factor authentication platform to support additional third-party authentication technologies. The first third party announcement was with Vasco to integrate Digipass with the Entrust IdentityGuard platform.

•	We acquired Orion Security Solutions, a leading supplier of PKI to defense-related governmental agencies. As we are already a leader in providing identity and information security to the United States civilian government agencies, this acquisition adds key defense agencies to the Entrust customer base.

CRITICAL ACCOUNTING POLICIES

In the second quarter of 2006, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, purchase accounting, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, purchase accounting, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

Revenues from perpetual software license agreements are recognized when we have received an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is reasonably assured, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. License revenues are generated both through direct sales to end users as well as through various partners, including system integrators, value-added resellers and distributors. License revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. We are notified of a sale by a reseller to the end user customer in the same period that the product is actually sold through to the end user customer. We do not offer a right of return on sales of our software products.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. We have focused on improving our accounts receivable aging and, as a result, had been able to reduce our corresponding allowance for doubtful accounts in 2004 and 2005 in the process. However, a significant change in the financial condition of a major customer could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 23% of gross accounts receivable at June 30, 2006, compared to 41% of gross accounts receivable at June 30, 2005. One customer accounted for 9% of net accounts receivable at June 30, 2006. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During the first half of 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts in the aggregate amount of $495 thousand in the quarter, as a charge against sales and marketing expenses.

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

During the first and second quarters of 2006, we made further adjustments to the restructuring charges that had previously been recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The building is currently subleased, but the current sublease was scheduled to end in December 2006.

Although we had been monitoring the sublet market on an on-going basis, the extension offer we received during the first quarter of 2006, coupled with the preparations we had begun for placing the facility on the market, caused us to revisit our estimated sublease recoveries at that time. We had concluded that we would need to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. This charge represented a reduction in the cash that we expected to recover from future subtenants. During the second quarter of 2006, we concluded an extension agreement with the current sublessee to sublease the California facility through to March 31, 2011, which represents substantially all of the remaining lease period on the building. As a result of the conclusion of the final sublease arrangement during the second quarter of 2006, we adjusted our accrual related to the June 2001 restructuring downward by $130 thousand to reflect the known sublet lease recoveries under the extension agreement.

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly the estimation of sublease income for restructured facilities, of $26.4 million at June 30, 2006, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at June 30, 2006, due to the conclusion of the extension agreement with the subtenant in connection with our California facility, the remaining estimated sublease recoveries included in our restructuring accrual, that are not currently contracted under existing sublease agreements, amounted to only approximately $100 thousand.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.4 million at June 30, 2006 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at June 30, 2006 includes a total of $0.3 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

The restructuring plan announced on May 27, 2003 was completed by December 31, 2003. No further changes are anticipated. However, actual results could vary from the currently recorded estimates.

Accounting for Long-term Strategic Investments

We assess the recoverability of the carrying value of strategic investments on an on-going basis, but at least annually. Factors that we consider important in determining whether an assessment is warranted and could trigger impairment include, but are not limited to, the likelihood that the company in which we invested would have insufficient cash flows to operate for the next twelve months, significant changes in the company’s operating performance or business model and changes in overall market conditions. These investments are in private companies, of which we typically own less than 10% of the outstanding stock. We account for these investments under the cost method. Because there is not a liquid market for these securities, we often must make estimates of the value of our investments.

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

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Ohana was $91 thousand at June 30, 2006.

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

On December 27, 2005, we entered into the Rescission Agreement with Asia Digital Media and ADML Holdco to rescind the Subscription Agreement in part, resulting in the return of the shares of Asia Digital Media issued to ADML Holdco for cancellation and the corresponding return of the entire issued capital of Ohana to ADML Holdco. Upon conclusion of the procedures required to give effect to the Rescission Agreement, we owned approximately 44% of the issued share capital of Asia Digital Media and approximately 14.3% of the issued share capital of Ohana.

Beginning with the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $122 and $293 thousand in the first three and six months of 2006, respectively, and a cumulative $959 thousand in our consolidated net income since the fourth quarter of 2004. See notes 4 and 5 to our condensed consolidated financial statements for additional information.

Upon execution of the Rescission Agreement, we have no commitments or other arrangements to provide funding for any shortfalls ADML Holdco may incur, and there are no variable interests with respect to ADML Holdco, other than its common stock interest of 14.3%. Therefore, FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) is not applicable to this investment.

We have concluded that Asia Digital Media does not meet the definition of a variable interest entity, as described in FIN No. 46(R). As the company began initial operations in December 2004, engaging primarily in research and development, and having no revenue, we determined that Asia Digital Media is a development stage enterprise. Furthermore, the capitalization of Asia Digital Media anticipates raising additional equity to fund the scaled production pilot and commercial roll-out. However, the cash invested in Asia Digital Media by investors of $4.5 million, is expected to be sufficient equity to fund the initial development stage, which is defined as implementation of a pilot system with all specified functions in a limited commercial environment. In addition, we determined that each shareholder of Asia Digital Media shares in the risk of loss and that the shareholders, as a group, share the returns. Finally, we concluded that Asia Digital Media does not operate substantively on behalf of one entity that receives a disproportionately fewer voting rights to avoid consolidation.

During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Asia Digital Media was $230 thousand at June 30, 2006.

Purchase Accounting

In June 2006, we completed the acquisition of all of the issued and outstanding shares of the common stock of Orion, based in McLean, Virginia, pursuant to a stock purchase agreement dated as of June 15, 2006 (“Stock Purchase Agreement”) among the Company, Orion, and the stockholders of Orion. We acquired all of the common stock of Orion, a privately-held provider of public key infrastructure services to defense-related governmental agencies and other customers, such as the Department of Defense, the United States Marine Corps and the National Security Agency and commercial companies in the healthcare industry, in exchange for $9.0 million in cash and $135 thousand in acquisition-related costs.

This acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In determining the fair value of the intangible assets acquired, we were required to make significant assumptions and judgments regarding such things as the estimated future cash flows that we believe will be generated as a result of the acquisition of customer relationships and workforce, and the estimated useful life of these acquired intangible assets. We believe that our assumptions and resulting conclusions are the most appropriate based on existing information and market expectations. However, different assumptions and judgments as to future events could have resulted in different fair values being allocated to the intangible assets acquired. We will review these assets for impairment in future, in accordance with the guidance in SFAS No. 142, “Goodwill and Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which require goodwill and intangible assets to be reviewed for impairment at least annually or whenever events indicate that their carrying amount may not be recoverable.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $138.4 million as of June 30, 2006, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $112.3 million and $26.1 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. Until an appropriate level of profitability is sustained, we expect to continue to record a full valuation allowance and will not record any benefit from the deferred tax assets.

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

We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At June 30, 2006, approximately 80% of our outstanding stock options carried exercise prices in excess of the closing market price of our Common stock on that day. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

On March 15, 2006, the Board of Directors adopted resolutions, subject to stockholder approval, to approve entry into the 2006 Stock Incentive Plan (the “2006 Plan”). The plan was approved at the annual shareholders meeting held May 5, 2006. The Board adopted the 2006 Plan because it believes that continued grants of stock options, as well as grants of restricted stock and other stock-based awards, are an important element in attracting, retaining and motivating persons who are expected to make important contributions.

The Amended and Restated 1996 Stock Incentive Plan, the enCommerce, Inc. 1997 Stock Option Plan, as amended and restated, and the 1999 Non-Officer Employee Stock Incentive Plan, as amended (together, the “Prior Plans”), will terminate and no further grants will be permitted under the Prior Plans, provided that, this termination of the Prior Plans will not affect awards that are outstanding under the Prior Plans.

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

The decision to accelerate the vesting of affected stock options was primarily based upon the issuance of SFAS No.123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). In addition, because these options had exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. By accelerating the vesting of the affected stock options, we are not required to record any amount of compensation expense for such accelerated stock options in current or future periods.

In addition, we decided to use restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) in future incentive compensation plans for employees and members of the Board of Directors, in place of or in combination with stock options to purchase shares of our stock.

RSUs allow the employees to receive Common stock of the Company once the units vest. The RSU’s generally vest over two to four years. In accordance with the provisions of SFAS No. 123(R), (discussed below), no unearned deferred compensation expense was recorded for stock-based awards to employees. Compensation costs related to stock based awards are treated as a credit to Additional Paid in Capital when the expense is recognized over the requisite service period.

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

SFAS 123(R) requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating awards expected to vest including type of awards, employee class, and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

We use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of stock-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Changes in the input assumptions can materially affect the fair value estimate of our stock options. Those assumptions include estimating; the expected volatility of the market price of our common stock over the expected term, the expected term of the award, the risk free interest rate expected during the option term and the expected dividends to be paid.

We have reviewed each of these assumptions carefully and determined our best estimate for these variables. Of these assumptions, the expected volatility of our common stock is the most difficult to estimate since it is based on expected performance of our common stock. We use the implied volatility of historical market prices for our common stock on the public stock market to estimate expected volatility. An increase in the expected volatility, expected term, and risk free interest rate, all will cause an increase in compensation expense. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

Under the transition to SFAS No. 123(R) we elected to apply the modified prospective application and consequently began recognizing compensation expense related to stock based awards on a prospective basis. Under the modified prospective application, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS No. 123(R). In addition, share-based compensation is recognized, subsequent to the adoption of SFAS No. 123(R), for the remaining portion of the vesting period for outstanding awards granted prior to the date of adoption. The modified prospective method does not impact previous reporting periods, but provides for recognition of compensation expense related to unvested stock awards outstanding as at January 1, 2006 on a prospective basis.

For the three and six months ended June 30, 2006 compensation expense of $877 thousand and $1.6 million, respectively, was recognized for stock options, RSUs and SARs as a result of the adoption of SFAS No. 123(R). Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $5.2 million.

In addition to ongoing recognition of stock-based compensation expense, we recognized a one-time cumulative transition adjustment in the first quarter of 2006. A reduction of $32 thousand in compensation expense was made related to the effect of estimated forfeitures on outstanding awards. This adjustment was to record the cumulative effect of a change in accounting principle, to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in fiscal 2005 related to RSUs and SARs awards granted in that year.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Product	33.5%	37.9%	32.4%	35.1%
Services and maintenance	66.5	62.1	67.6	64.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	5.6	4.1	7.4	4.0
Amortization of purchased product rights	1.0	0.8	1.0	0.8
Services and maintenance	33.5	30.2	33.5	32.6

Total cost of revenues	40.1	35.1	41.9	37.4

Gross profit	59.9	64.9	58.1	62.6

Operating expenses:
Sales and marketing	32.7	30.6	34.1	29.7
Research and development	20.0	18.0	20.0	17.4
General and administrative	16.1	11.8	16.7	11.8
Restructuring charges and adjustments	(0.6)	—	6.4	—

Total operating expenses	68.2	60.4	77.2	58.9

Income (loss) from operations	(8.3)	4.5	(19.1)	3.7

Other income (expense):
Interest income	3.9	2.3	3.7	2.2
Foreign exchange gain (loss)	(0.3)	(0.2)	(0.6)	0.1
Loss from equity investments	(0.6)	(0.9)	(0.7)	(0.9)
Gain on sale of asset	—	—	—	0.4
Write-down of long-term strategic and equity investments	—	—	(7.0)	—

Total other income (expense)	3.0	1.2	(4.6)	1.8

Income (loss) before income taxes	(5.3)	5.7	(23.7)	5.5
Provision for income taxes	0.4	1.3	0.4	1.4

Net income (loss)	(5.7)%	4.4%	(24.1)%	4.1%

REVENUES

Total Revenues

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change

	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
North America	16.0	15.1	30.7	33.3	6%	(8%)
Outside North America	6.1	9.7	12.5	16.4	(37%)	(24%)

Total	22.1	24.8	43.2	49.7	(11%)	(13%)

Our total revenues were $22.1 million for the three months ended June 30, 2006, which represented a decrease of 11% from the $24.8 million of total revenues for the three months ended June 30, 2005. Total revenues were $43.2 million for the six months ended June 30, 2006, which represented a decrease of 13% from the $49.7 million of total revenues for the six months ended June 30, 2005 The overall decrease in total revenues during the three and six months ended June 30, 2006, when compared to the same periods of 2005, was driven primarily by decreased closure rates for product transactions outside North America and a shift in our product mix toward our emerging growth products, which tend to be smaller up front deals and carry less professional services requirements. Improvement in North America for the second quarter but overall decline for the first half was mainly due to the extended government market. For the three and six months ended June 30, 2006, extended government revenues in the United States were $4.9 million and $8.4 million, respectively, compared to $4.7 million and $11.1 million for the same periods in 2005, representing a 4% increase and a 24% decrease, respectively. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. The United States and Canadian governments represented 21% and 8% of total revenues in the second quarter of 2006, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 16% and 8% of total revenues in the second quarter of 2006, respectively. Overall, the United States and Canadian governments represented 17% and 13% of total revenues in the first half of 2006, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 12% and 13% of total revenues in the first half of 2006. No other individual customer accounted for 10% or more of total revenues in the three and six months ended June 30, 2006.

We eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During the three and six months ended June 30, 2005, we sold product and consulting services to Asia Digital Media with a fair value of $298 thousand and $569 thousand, respectively, which after intercompany profit eliminations related to our direct and indirect ownership at June 30, 2005 of approximately 27%, was recognized as $270 thousand and $497 thousand of net revenues, respectively. We had no revenues from Asia Digital Media during the first half of 2006.

Product Revenues

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
North America	5.6	4.2	10.1	10.1	33%	0%
Outside North America	1.8	5.2	3.9	7.4	(65%)	(47%)

Total	7.4	9.4	14.0	17.5	(21%)	(20%)

Percentage of total revenues	33%	38%	32%	35%

Product revenues of $7.4 million for the three months ended June 30, 2006 represented a decrease of 21% from the $9.4 million for the three months ended June 30, 2005, representing 33% and 38% of total revenues in the respective periods. Product revenues of $14.0 million for the six months ended June 30, 2006 represented a decrease of 20% from the $17.5 million for the six months ended June 30, 2005, representing 32% and 35% of total revenues in the respective periods. The decrease in the first half of 2006 when compared to the same period in 2005 is primarily due to our difficulty in closing deals over a million dollars, closing just two product deals in excess of one million dollars in the first half of 2006, compared to four in the same period of 2005. In addition, the revenues generated from government customers were down this half, representing 50% of product revenues compared to 61% for the same period in 2005. New project purchases remain subject to governmental budgetary constraints, particularly in the United States, so that these revenues will fluctuate from period to period. Also, we experienced a lower product transaction closure rate. Highlighting this trend, we had 70 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the second quarter of 2006, down from 77 in the same quarter of 2005, or a 9% decrease. Overall, we had 129 product revenue transactions in the first half of 2006, down from 141 in the first half of 2005, or a 9% decrease. More importantly, the impact on revenues was amplified by the fact that the average product revenue transaction size decreased from $104 thousand for the second quarter 2005 to $82 thousand for the same period of 2006, or a decrease of 21%. The average product transaction size decreased 21% to $83 thousand for the first half of 2006 from $105 thousand for the first half of 2005. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues decreased from 17% for the first half of 2005 to 14% for the same period in 2006. Product revenues as a percentage of total revenues decreased for the three and six months ended June 30, 2006, compared to the same period in 2005, due to a lower demand for products, relative to the demand for services.

Services and Maintenance Revenues

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change,
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
North America	10.4	10.9	20.5	23.2	(5%)	(12%)
Outside North America	4.3	4.5	8.7	9.0	(4%)	(3%)

Total	14.7	15.4	29.2	32.2	(5%)	(9%)

Percentage of total revenues	67%	62%	68%	65%

Services and maintenance revenues of $14.7 million for the three months ended June 30, 2006 represented a decrease of 5% from the $15.4 million for the three months ended June 30, 2005, representing 67% and 62% of total revenues in the respective periods. Services and maintenance revenues of $29.2 million for the six months ended June 30, 2006 represented a decrease of 9% from the $32.2 million for the six months ended June 30, 2005, representing 68% and 65% of total revenues in the respective periods. The decrease in services and maintenance revenues for the three and six months ended June 30, 2006 compared to the same periods in 2005 is due to a shift in demand for our emerging growth products, which require less professional services to implement, deploy and integrate, than our PKI and single sign-on solutions. Also, third party hardware revenues are lower for the first half of 2006 by $1.1 million when compared to the same period last year, because of a significant hardware order which bolstered services revenues in the first half of 2005. Services and maintenance revenues as a percentage of total revenues for the three and six months ended June 30, 2006 increased compared to the same periods in 2005 due to a greater decrease in product revenues relative to the decrease in services and maintenance revenues.

EXPENSES

Total Expenses

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
Total expenses	23.9	23.7	51.4	47.8	1%	8%

Percentage of total revenues	108%	96%	119%	96%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $23.9 million and $51.4 million for the three and six months ended June 30, 2006, respectively, represented an increase of 1% and 8% in each of the respective periods. The increase in each of the three and six months ended June 30, 2006 was due primarily to the impact of additional costs associated with equity compensation, third-party royalties on software revenues, outside professional services and a net first half adjustment to our restructuring accruals of $2.8 million related to our excess Santa Clara facility, offset by lower facility depreciation costs for leasehold improvements in our Ottawa facility and lower third party hardware expenses. As of June 30, 2006 we had 477 full-time employees globally, compared to 488 full-time employees at June 30, 2005 and 475 full-time employees at December 31, 2005. No employees are covered by a collective bargaining agreement.

COST OF REVENUES

Cost of Product Revenues

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
Cost of product revenues	1.2	1.0	3.2	2.0	20%	60%

Percentage of product revenues	16%	11%	23%	11%

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.2 million for the three months ended June 30, 2006, which represented a 20% increase from $1.0 million for the three months ended June 30, 2005, representing 16% and 11% of product revenues in each of the respective periods. Cost of product revenues of $3.2 million for the six months ended June 30, 2006 represented a 60% increase from $2.0 million for the six months ended June 30, 2005, which represented 23% and 11% of product revenues in their respective periods. The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues from the second quarter of 2005 compared to the same quarter of 2006 is due to a shift towards products that incorporate third party technologies relative to the prior year. The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues from six months ended June 30 2005 compared to the same period of 2006 is primarily attributable to one large product revenue transaction that carried a third-party software royalty in the first quarter of 2006. Also, the cost of product revenues as a percentage of total revenues was higher in the three and six months ended June 30, 2006 as a result of the lower total product revenues when compared to the same quarter of 2005. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
Cost of services and maintenance revenues	7.4	7.5	14.4	16.2	(1%)	(11%)

Percentage of services and maintenance revenues	49%	51%	50%	50%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.4 million for the three months ended June 30, 2006, which represented a 1% decrease from $7.5 million for the three months ended June 30, 2005, representing 33% and 30% of total revenues for the respective periods. Cost of services and maintenance revenues was $14.4 million for the six months ended June 30, 2006, which represented an 11% decrease from $16.2 million for the six months ended June 30, 2005, representing 33% of total revenues for each of the respective periods.

(millions)	Year over year change 2005 to 2006
	Three months ended June 30	Six months ended June 30
Facilities related costs	(0.3)	(0.6)
Third party hardware	—	(0.7)
Outside professional services	0.3	(0.1)
Staff related costs	(0.1)	(0.4)

	(0.1)	(1.8)

The $0.1 million decrease in the cost of services and maintenance revenues in the second quarter of 2006, compared to the same quarter of 2005, was the net result of decreased facilities and staff related costs, offset by increased costs associated with outside professional services contractors. The $1.8 million decrease for the first half of 2006, when compared to the same period in 2005, can be attributed primarily to the reduced facilities related costs due to lower depreciation on our Ottawa facility, reduced third party hardware expenses and reduced staffing costs. The third party hardware costs were much higher in the first half of 2005 because of a significant hardware order from a customer during that period. The number of employees on our services and maintenance teams decreased by 2% overall, from June 30, 2005 to June 30, 2006 in response to the decline in demand for consulting and integration services, despite the increased resources added as a result of the acquisition of Orion Security Solutions in June 2006. The decrease in the services and maintenance expenses as a percentage of total revenues in the second quarter of 2006 was due to the lower total revenues compared to the second quarter of 2005. Services and maintenance expenses as a percentage of total revenues were consistent between the first half of 2006 and the same period of 2005, which was the net result of lower overall services and maintenance expenses accounting for a four-percentage point decrease in the services and maintenance expenses as a percentage of total revenues, while the lower total revenues in the first half of 2006 resulted in a four-percentage point increase, compared to the first half of 2005.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 49% for the three months ended June 30, 2006 and 51% for the three months ended June 30, 2005. Services and maintenance gross profit as a percentage of services and maintenance revenues was 50% for each of the six months ended June 30, 2006 and 2005. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues in the second quarter of 2006, compared to the same quarter of 2005, was primarily due the shift in mix of services revenues toward the lower margin professional services, including third party services and hardware, in 2006, which accounted for the two-percentage point decrease. Services and maintenance gross profit as a percentage of services and maintenance revenues overall for the first half of 2006 was consistent with the same period of 2005, which was the net effect of a three-percentage point improvement due to support and maintenance, offset completely by the lower professional services margins experienced in the first half of 2006. We plan to continue to optimize the utilization of existing professional services resources, while addressing incremental customer opportunities that may arise with the help of partners and other sub-contractors, until an investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix and volume of services and maintenance revenues may vary from period to period and from transaction to transaction, which will also affect our gross margins and results of operations.

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
Sales and marketing	7.2	7.6	14.7	14.8	(5%)	(1%)

Percentage of total revenues	33%	31%	34%	30%

Sales and marketing expenses decreased to $7.2 million for the three months ended June 30, 2006 from $7.6 million for the comparable period in 2005. For the six months ended June 30, 2006, sales and marketing expenses decreased to $14.7 million from $14.8 million for the comparable period in 2005. Sales and marketing expenses represented 33% and 34% of total revenues for the three and six months ended June 30, 2006, compared to 31% and 30% for the three and six months ended June 30, 2005.

(millions)	Year over year change 2005 to 2006
	Three months ended June 30	Six months ended June 30
Facilities related costs	(0.3)	(0.7)
Marketing programs	0.2	0.2
Outside professional services	—	(0.1)
Staff related costs	(0.4)	0.1
Allowance for doubtful accounts	0.1	0.4

	(0.4)	(0.1)

The decrease in sales and marketing expenses for the three months ended June 30, 2006 in absolute dollars was primarily due to reduced leasehold improvements depreciation costs associated with our Ottawa facility and reduced sales commission due to lower revenues when compared to the same period in 2005. These decreases were partially offset by increased spending in marketing programs and an increase to our allowance for doubtful accounts. Sales and marketing expenses decreased in the six months ended June 30, 2006, compared to the same period of 2005, primarily due to leasehold improvements associated with our Ottawa facility reaching the point of being fully depreciated late in 2005, offset by increases in allowance for doubtful accounts and marketing programs. The increase in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2006, compared to the same periods of 2005, reflects lower revenues in 2006, which resulted in a four-percentage point increase in each of the respective periods. This effect was partially offset by a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to lower sales and marketing spending for the second quarter of 2006 when compared to the same quarter of 2005. We intend to continue to focus on improving the productivity of the sales and marketing teams. Also, we plan to add additional sales coverage, which should allow us to better execute on the opportunities we are seeing in both in the United States and abroad. We will continue to focus on our channels, with a view to providing the executive team time to focus on strategically growing the business. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our sales force in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We believe it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first half of 2006, the allowance for doubtful accounts increased by $0.4 million to $0.9 million due primarily to a provision recorded related to accounts receivable balances with one of our European distributors.

Operating Expenses—Research and Development

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
Research and development	4.4	4.5	8.6	8.6	(2%)	—%

Percentage of total revenues	20%	18%	20%	17%

Research and development expenses decreased to $4.4 million for the second quarter of 2006 from $4.5 million for the same period in 2005, while these expenses remained flat at $8.6 million for the six months ended June 30, 2006 and 2005. Research and development expenses represented 20% of total revenues for each of the three and six months ended June 30, 2006, compared to 18% and 17% for the comparable periods in 2005.

(millions)	Year over year change 2005 to 2006
	Three months ended June 30	Six months ended June 30
Facilities related costs	(0.3)	(0.5)
Outside professional services	0.1	0.2
Staff related costs	0.1	0.3

	(0.1)	—

Research and development expenses in absolute dollars remained flat between the second quarter and first half of 2005 and the same periods of 2006. This was the net effect of increased staff-related costs and increased costs associated with the use of outside professional services contractors, offset by a reduction in depreciation costs associated with our Ottawa facility. The increase in staff-related and contractor costs was primarily the result of an unfavorable shift in the exchange rates between Canada and the U.S., resulting in increased costs of $0.2 million and $0.5 million for the three and six months ended June 30, 2006 when compared to the same periods in 2005, since the majority of these research and development expenses are denominated in Canadian dollars. The increase in research and development expenses as a percentage of total revenues for the three and six months ended June 30, 2006 reflects lower revenues compared to the same periods of 2005. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

(millions)	Three months ended June 30,		Six months ended June 30,		Percentage change
	2006	2005	2006	2005	Three Months Ended June 30	Six Months Ended June 30
General and administrative	3.6	2.9	7.2	5.9	24%	22%

Percentage of total revenues	16%	12%	17%	12%

General and administrative expenses increased to $3.6 million and $7.2 million for the three and six months ended June 30, 2006, respectively, from $2.9 million and $5.9 million for the comparable periods in 2005. General and administrative expenses represented 16% and 17% of total revenues for the three and six months ended June 30, 2006, compared to 12% for each of the comparable periods in 2005.

(millions)	Year over year change 2005 to 2006
	Three months ended June 30	Six months ended June 30
Facilities related costs	0.1	—
Outside professional services	0.3	0.5
Staff related costs	0.3	0.8

	0.7	1.3

The increase in staff-related costs in absolute dollars in the first three and six months of 2006 compared to the same periods of 2005 was primarily due to deferred compensation plan costs and stock-based compensation expenses recognized under SFAS No. 123(R), as well as incremental reported costs resulting from the unfavorable shift in the exchange rates between Canada and the U.S. Also, additional legal expenses were incurred in connection with a patent infringement claim initiated by us, which was the primary cause of the increase in outside professional services. General and administrative expenses as a percentage of total revenues increased for the first three and six months of 2006 compared to the same periods of 2005, due mainly to the increase in recorded expenses, which accounted for two-percentage points and three-percentage points of the increase, respectively, combined with lower total revenues in the first three and six months of 2006, which resulted in an additional two-percentage point increase in general and administrative expenses as a percentage of total revenues in each period compared to the first three and six months of 2005. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights

Amortization of purchased product rights was $212 thousand and $419 thousand for the three and six months ended June 30, 2006 and 2005, respectively, compared to $190 thousand and $385 thousand for the same periods in 2005. These costs are related to the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Restructuring Charges and Adjustments

During the second quarter of 2006, we made a further adjustment to decrease the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility by $130 thousand, to reflect the fact that the building sublease was extended with the current subtenant to March 31, 2011 and the corresponding expected sublet lease recoveries. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2006.

During the first quarter of 2006, we made an adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The current sublease was scheduled to end in December 2006. Although we had been monitoring the sublet market on an on-going basis, we had received an extension offer and had begun preparations for placing the facility on the market. These events caused us to revisit our estimated sublease recoveries at that time. We concluded that we needed to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the first quarter of 2006.

Interest Income

Interest income increased to $840 thousand and $1.6 million for three and six months ended June 30, 2006, respectively, from $577 thousand and $1.1 million for the same periods of 2005, representing 4% of total revenues for each of the three and six months ended June 30, 2006, compared to 2% of total revenues for each of the same periods in 2005. The increase in investment income from the first half of 2005 to the same period of 2006 reflected improved interest rates on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets during the last year. The funds invested decreased to $74.7 million at June 30, 2006 from $86.6 million at June 30, 2005. However, the rate of return on our marketable investments improved to approximately 5% in the first half of 2006 compared to a rate of return of approximately 3% in the same period of 2005.

Loss from Equity Investments

We recorded $122 thousand and $293 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the three and six months ended June 30, 2006, respectively, compared to $221 thousand and $451 thousand for the three and six months ended June 30, 2005, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as it was concluded that these investments had suffered an other than temporary decline in fair value.

Provision for Income Taxes

We recorded an income tax provision of $90 thousand and $189 thousand for the three and six months ended June 30, 2006, respectively, compared to $321 thousand and $695 thousand for the same periods of 2005. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments and purchased product rights, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $3.4 million in operating activities during the six months ended June 30, 2006. This cash inflow was primarily a result of a decrease in accounts receivable of $3.3 million, an increase in deferred revenue of $1.8 million, an increase in accrued restructuring charges of $0.8 million, and a decrease in prepaid expenses and other receivables of $1.4 million, partially offset by cash outflows resulting from a net loss after adjusting for non-cash charges of $3.7 million, and a decrease in accounts payable and accrued liabilities of $0.2 million. Our average days sales outstanding at June 30, 2006 was 70 days, which represents a decrease from the 73 days that we reported at March 31, 2006. The overall decrease in days sales outstanding from March 31, 2006 was mainly due to improved in-quarter collections compared to the first quarter of 2006, combined with an increase in the allowance for doubtful accounts from the previous period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first six months of 2006, we were cash flow neutral with respect to investing activities. Cash provided by net reductions in our marketable investments in the amount of $10.2 million was offset by the investment of $8.8 million in the acquisition of Orion and $1.4 million in property and equipment, primarily for computer hardware upgrades throughout our organization.

We used cash of $1.7 million in financing activities during the six months ended June 30, 2006 primarily for the repurchase of our Common stock in the amount of $2.5 million, offset by $0.8 million of cash provided by the exercise of employee stock options.

As of June 30, 2006, our cash, cash equivalents and marketable investments in the amount of $74.7 million provided our principal sources of liquidity. Overall, we used $9.9 million and $7.7 million in cash, cash equivalents and marketable investments in the second quarter and first half of 2006, respectively. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2006 to satisfy the obligations provided for under our restructuring program. However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected. In addition, we used approximately $49 million of our cash, cash equivalents and marketable investments in July 2006 in connection with the acquisition of Business Signatures.

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

During the second quarter of 2006, we repurchased 298,000 shares of our Common stock for a total cash outlay of $1.0 million at an average price of $3.32, including commissions paid to brokers. During the first half of 2006, we repurchased 703,000 shares of our Common stock for a total cash outlay of $2.5 million at an average price of $3.58, including commissions paid to brokers. As of June 30, 2006, we had repurchased 8,530,124 of the authorized 16,928,640 shares of our common stock under this program, for a total cash outlay of $33,610,000, at an average price of $3.94 per share, including commissions paid to brokers.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $26.8 million of accrued restructuring charges at June 30, 2006 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $13.7 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2015. A summary of our contractual commitments at June 30, 2006 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations - currently utilized facilities	$22,587	$3,530	$7,847	$3,829	$7,381
Operating lease obligations - restructured facilities	33,294	6,564	20,219	6,511	—
Guaranteed payments to AmikaNow!	1,277	629	648	—	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	1,372	784	588	—	—

Total	$58,530	$11,507	$29,302	$10,340	$7,381

In addition to the lease commitments included above, we have provided letters of credit totaling $8.5 million as security deposits in connection with certain office leases.

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

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

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

The following table presents the cash, cash equivalents and marketable investments that we held at June 30, 2006, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 months	3 to 6 months	> 6 months	> 12 months
Investments classified as cash and cash equivalents	$41,863	$—	$—	$—
Investments classified as held to maturity marketable investments	9,534	145	2,591

Total amortized cost	$51,397	$145	$2,591	$—

Fair value	$51,398	$144	$2,581	$—

We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. As a result, we believe that our exposure to market risk related to interest rates is minimal. Our financial instrument holdings at quarter-end were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In this sensitivity analysis, we used the same change in interest rate for all maturities. All other factors were held constant. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be immaterial.

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, the European Union and Japan. This exposure is not considered to be material with respect to the United Kingdom, European and Japanese operations due to the fact that these operations are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through our Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but would also mean expenses would be higher in a corresponding fashion and to a greater degree.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $3.1 million in 2005, when compared to 2004, due to fluctuations in the exchange rate between the United States and Canadian dollars.

In the past, when advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars during the second quarter of 2006, and no previously purchased foreign exchange contracts had extended past March 31, 2006. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars for the third quarter of 2006 or future periods.

Risk Associated with Long-term Strategic Investments

We invested in several privately held companies in 2000 and 2001 for business and strategic alliance purposes, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic investments as of June 30, 2006.

As a result of the Rescission Agreement discussed elsewhere in this Quarterly Report, as of December 31, 2005, we held an investment in Ohana, in the amount of $750 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. Ohana is in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale any commercial product or service. If the demand for Ohana’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment. We have recorded cumulative losses from our investment in Ohana of $750 thousand since the fourth quarter of 2004.

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. After this impairment, the remaining carrying value of our investment in Ohana at June 30, 2006 was $91 thousand.

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

We have recorded cumulative losses from our investment in Asia Digital Media of $959 thousand since the investment in the fourth quarter of 2004. During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. After this impairment, the remaining carrying value of our investment in Asia Digital Media at June 30, 2006 was $230 thousand.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In the second quarter of 2006, our three largest customers accounted for 33% of revenues. In 2005, 2004 and 2003, our three largest customers accounted in the aggregate for 31%, 32% and 29% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting for 23% of gross accounts receivable at June 30, 2006, compared to 41% of gross accounts receivable at June 30, 2005. One customer accounted for 9% of net accounts receivable at June 30, 2006. As of June 30, 2006, the total accounts receivable is $17.1 million, net of an allowance for doubtful accounts of $0.9 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 50% of our product revenue in the first half of 2006 and 55% of product revenue in fiscal 2005. The U.S. and Canadian governments represented 17% and 13% of total revenues, respectively, in the first half of 2006, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

We have invested in several privately held companies, including Asia Digital Media and ADML Holdings, Ltd, including its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”). Most of these companies are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in relevant markets, we could lose all or substantially all of our investment in these companies, which would have an adverse effect on our business, financial condition and results of operations. In the first quarter of fiscal 2006, we concluded that expectations for Asia Digital Media and Ohana had not materialized and an impairment of the net carrying value of our investments in Asia Digital Media and Ohana was recorded in the amount of $2.4 million and $659 thousand, respectively.

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

Our future success depends upon our ability to continue to attract and retain highly qualified scientific, technical, sales and managerial personnel, including key personnel at acquired companies. Competition for such personnel is intense, particularly in the field of information security, and there can be no assurance that we can retain our key scientific, technical, sales and managerial employees or that we can attract, motivate or retain other highly qualified personnel in the future. These challenges are made more severe by our history of operating losses, the employment reductions from our restructurings, and the fact that the exercise price of a majority of outstanding stock options is below the current market price of our stock. If we cannot retain or are unable to hire such key personnel, our business, financial condition and results of operations could be significantly adversely affected.

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

Current and future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

It is possible, as part of our current and future growth strategies that we will from time-to-time acquire or make investments in companies, technologies, product solutions or professional services offerings. With respect to these acquisitions, we would face the difficulties of assimilating personnel and operations from the acquired businesses and the problems of retaining and motivating key personnel from such businesses. In addition, these acquisitions may disrupt our ongoing operations, divert senior management from day-to-day business, increase our expenses and adversely impact our results of operations. Any future acquisitions would involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and incurrence of debt. In addition, these types of transactions often result in charges to earnings for such items as amortization of purchased intangibles or in-process research and development expenses.

For example, in June 2006, we completed the acquisition of all of the issued and outstanding shares of the common stock of Orion, based in McLean, Virginia, pursuant to a stock purchase agreement dated as of June 15, 2006, in exchange for $9.0 million in cash and $135 thousand in acquisition-related costs. In addition, in July 2006, we completed the acquisition of all of the issued and outstanding shares of the capital stock and options of Business Signatures Corporation, based in Redwood City, California, in exchange for approximately $49.0 million in cash and options to purchase shares of our Common stock with an aggregate fair value of approximately $1.0 million, as well as approximately $1.0 million in acquisition-related expenses and assumed net liabilities of Business Signatures of approximately $1.1 million. While management expects to successfully integrate the newly acquired technology and operations, each of the above risks applies to these acquisitions.

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

As a result of the June 2001 restructuring plan, we recorded restructuring and other non-recurring charges, excluding goodwill impairment, of $106.6 million in the second quarter of 2001. Our assessment of the accounting effects of the June 2001 restructuring plan required assumptions in estimating the original accrued restructuring charges, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. During the first quarter of 2006, we concluded that it was necessary to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan by a further $2.9 million to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in the region of our remaining excess facility. This charge represents a reduction in the cash that we expected to recover from future subtenants. As a result of the conclusion of the final sublease arrangement with the subtenant of our California facility during the second quarter of 2006, we adjusted our accrual related to the June 2001 restructuring downward by $130 thousand to reflect the known sublet lease recoveries under the extension agreement. Any future changes in these assumptions, with respect to the accrued restructuring charges for the June 2001 restructuring plan of $26.4 million at June 30, 2006, could have a material effect on our reported results.

As a result of the May 2003 restructuring plan, we recorded restructuring charges, excluding impairments, of $8.9 million. Our assessment of the accounting effect of the May 2003 restructuring plan required assumptions in estimating the original incurred and expected restructuring charges of $8.9 million, including estimating liabilities from employee severances, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assumptions, with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.4 million at June 30, 2006, could have a material effect on our reported results.

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

Any one of these risks could significantly and adversely affect our business, financial condition or results of operations. In the first quarter of fiscal 2006, we concluded that expectations for Asia Digital Media and Ohana had not materialized and an impairment of the net carrying value of our investments in Asia Digital Media and Ohana was recorded in the amount of $2.4 million and $659 thousand, respectively.

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

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (April 1, 2006 to April 30, 2006)	—	$—	—	8,696,516
Month #2 (May 1, 2006 to May 31, 2006)	298,000	3.32	298,000	8,398,516
Month #3 (June 1, 2006 to June 30, 2006)	—	—	—	8,398,516
Total	298,000	$3.32	298,000	8,398,516

(1)	On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. As of June 30, 2006, the Company had repurchased 8,530,124 of the authorized 16,928,640 shares of its common stock under this program, for a total cash outlay of $33,610,000, at an average price of $3.94 per share, including commissions paid to brokers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2006, we held our Annual Meeting of Shareholders. Shares of Common stock with 49,983,731 votes were represented at the meeting out of a total of 59,766,515 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast:

1)	A proposal to elect F. William Conner and Douglas Schloss as Class II Directors for three-year terms. The results of the voting were as follows:

Director	Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
F. William Conner	38,195,604	—	11,788,127	—
Douglas Schloss	46,083,336	—	3,900,395	—

2)	A proposal to approve the 2006 Stock Incentive Plan and related terminations of the Amended and Restated 1996 Stock Incentive Plan and the 1999 Non-Officer Employee Stock Option Plan. The results of the voting were as follows:

Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
25,858,023	6,315,083	145,096	—

3)	Ratification of the appointment of Grant Thornton LLP as our independent public accountants for the year ending December 31, 2006. The results of the voting were as follows:

Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
49,575,158	—	408,573	—

Directors who were not elected at the meeting but whose term of office continued after the meeting are Michael P. Ressner, Andrew Pinder, Butler C. Derrick, Jr., and Jerry C. Jones.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	The Company’s 2006 Stock Incentive Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2006).*

10.2	Form of Stock Appreciation Right Agreement under the Company’s 2006 Stock Incentive Plan.*

10.3	Form of Incentive Stock Option Agreement under the Company’s 2006 Stock Incentive Plan.*

10.4	Form of Non-Statutory Stock Option Agreement under the Company’s 2006 Stock Incentive Plan.*

10.5	Form of Restricted Stock Unit Award Agreement under the Company’s 2006 Stock Incentive Plan.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: August 9, 2006	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	The Company’s 2006 Stock Incentive Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2006).*

10.2	Form of Stock Appreciation Right Agreement under the Company’s 2006 Stock Incentive Plan.*

10.3	Form of Incentive Stock Option Agreement under the Company’s 2006 Stock Incentive Plan.*

10.4	Form of Non-Statutory Stock Option Agreement under the Company’s 2006 Stock Incentive Plan.*

10.5	Form of Restricted Stock Unit Award Agreement under the Company’s 2006 Stock Incentive Plan.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.