Form 10-Q
period 2006-09-30
ENTRUST INC
filed 2006-11-06
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 59,965,011 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of November 1, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$25,780	$59,929
Short-term marketable investments	2,659	22,524
Accounts receivable (net of allowance for doubtful accounts of $1,272 at September 30, 2006 and $467 at December 31, 2005)	15,582	20,341
Prepaid expenses and other receivables	3,535	4,782

Total current assets	47,556	107,576
Property and equipment, net	2,996	2,677
Purchased product rights and other purchased intangible assets, net	14,502	2,086
Goodwill, net	60,214	12,713
Long-term strategic and equity investments	270	3,630
Other long-term assets, net	1,387	1,767

Total assets	$126,925	$130,449

Liabilities
Current liabilities:
Accounts payable	$8,947	$7,223
Accrued liabilities	8,272	6,411
Accrued restructuring charges, current portion	5,093	3,552
Deferred revenue	24,974	20,895

Total current liabilities	47,286	38,081
Accrued restructuring charges, long-term portion	20,624	22,397
Other long-term liabilities	236	859

Total liabilities	68,146	61,337

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 59,967,051 and 59,954,551 issued and outstanding shares at September 30, 2006 and December 31, 2005, respectively	600	600
Additional paid-in-capital	763,113	762,279
Unearned compensation	—	(1,814)
Accumulated deficit	(705,587)	(691,916)
Accumulated other comprehensive income (loss)	649	(41)

Total shareholders’ equity	58,775	69,108

Total liabilities and shareholders’ equity	$126,925	$130,449

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Revenues:
Product	$8,788	$7,668	$22,754	$25,135
Services and maintenance	15,243	15,983	44,430	48,232

Total revenues	24,031	23,651	67,184	73,367

Cost of revenues:
Product	1,246	1,420	4,420	3,400
Services and maintenance	7,252	7,291	21,700	23,505
Amortization of purchased product rights	319	215	738	600

Total cost of revenues	8,817	8,926	26,858	27,505

Gross profit	15,214	14,725	40,326	45,862

Operating expenses:
Sales and marketing	9,710	6,709	24,431	21,480
Research and development	5,505	3,979	14,148	12,617
General and administrative	3,426	3,130	10,654	8,986
Restructuring charges and adjustments	—	—	2,765	—

Total operating expenses	18,641	13,818	51,998	43,083

Income (loss) from operations	(3,427)	907	(11,672)	2,779

Other income (expense):
Interest income	363	600	1,945	1,705
Gain on sale of asset	—	—	—	200
Foreign exchange gain (loss)	(4)	(55)	(275)	(24)
Write-down of long-term strategic and equity investments	—	—	(3,016)	—
Loss from equity investments	(51)	(210)	(344)	(661)

Total other income (expense)	308	335	(1,690)	1,220

Income (loss) before income taxes	(3,119)	1,242	(13,362)	3,999
Provision for income taxes	120	286	309	981

Net income (loss)	$(3,239)	$956	$(13,671)	$3,018

Net income (loss) per share:
Basic	$(0.05)	$0.02	$(0.23)	$0.05
Diluted	$(0.05)	$0.02	$(0.23)	$0.05
Weighted average common shares used in per share computations:
Basic	59,807	59,974	59,814	61,129
Diluted	59,807	62,753	59,814	62,875

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(13,671)	$3,018
Non-cash items in net income (loss):
Depreciation and amortization	2,396	4,426
Non-cash compensation expense related to stock plans	2,725	208
Loss from equity investments	344	661
Intercompany profit elimination	—	96
Provision for (reduction in) allowance for doubtful accounts	795	(339)
Write-down of strategic and equity investments	3,016	—
Gain on sale of asset	—	(200)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,900	(3,111)
(Increase) decrease in prepaid expenses and other receivables	1,437	(669)
Increase (decrease) in accounts payable	793	2,005
Increase (decrease) in accrued liabilities	1,571	(2,257)
Decrease in accrued restructuring charges	(232)	(3,093)
Increase (decrease) in deferred revenue	1,818	(1,594)

Net cash provided by (used in) operating activities	6,892	(849)

INVESTING ACTIVITIES:
Purchases of marketable investments	(12,735)	(59,035)
Maturities of marketable investments	32,600	78,214
Purchases of property and equipment	(1,038)	(1,098)
Proceeds on sale of asset	—	200
Increase in long-term equity investments	—	(458)
Increase in other long-term assets	(87)	(684)
Purchase of businesses, net of cash acquired	(58,997)	—

Net cash provided by (used in) investing activities	(40,257)	17,139

FINANCING ACTIVITIES:
Repayment of long-term liabilities	(570)	(180)
Repurchase of common stock	(2,519)	(16,902)
Proceeds from issuance of common stock	675	—
Proceeds from exercise of stock options	1,045	4,219

Net cash used in financing activities	(1,369)	(12,863)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	585	400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,149)	3,827
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,929	36,325

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,780	$40,152

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2. ACQUISITIONS

Orion Security Solutions, Inc. (“Orion”)

On June 15, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Orion, a Virginia corporation, pursuant to a stock purchase agreement dated as of June 15, 2006 (“Stock Purchase Agreement”) among the Company, Orion, and the shareholders of Orion. The Company acquired all of the common stock of Orion, a privately-held provider of public key infrastructure services to defense-related governmental agencies and other customers, such as the Department of Defense, the United States Marine Corps and the National Security Agency and commercial companies in the healthcare industry, in exchange for $9,000 in cash and $135 in acquisition-related costs. The acquisition was made in order to extend the Company’s overall leadership in the United States government vertical, by further strengthening the Company’s ability to provide identity and information security to the United States civilian government agencies, adding key defense agencies to the Company’s customer base. Although, the Company intends to continue Orion’s business substantially in the manner conducted by Orion immediately prior to the acquisition, it plans to integrate the business into Entrust Cygnacom, a wholly owned subsidiary of the Company, located in McLean, Virginia.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition for accounting purposes. In the three months ended September 30, 2006, the Company recorded amortization of $115, related to customer relationships and non-competition agreement assets arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, on a preliminary basis, as follows:

	Amortization Period	Purchase Price
Net tangible assets	—	$526
Customer relationships	5 years	960
Non-competition agreements	5 years	769
Goodwill	—	6,880

Total		$9,135

Business Signatures Corporation (“Business Signatures”)

On July 19, 2006, the Company completed the acquisition of all of the issued and outstanding shares of capital stock and options of Business Signatures, a privately-held supplier of Zero Touch Fraud Detection solutions that provide non-invasive real time online fraud detection capability that require no change to business applications, based in Redwood City, California, in exchange for approximately $48,024 in cash and vested options to purchase shares of the Company’s Common stock with an aggregate fair value of approximately $722. The Company also expects that it will incur approximately $2,465 in acquisition-related expenses and will assume net liabilities of Business Signatures of approximately $1,060. The acquisition enables the Company to combine Business Signatures’ zero touch capability with the Company’s IdentityGuard authentication platform in order to offer customers strong consumer authentication solutions, that are easy to implement, user-friendly and cost effective with the ability to evolve over time, to help meet the Federal Financial Institutions Examination Council (“FFIEC”) requirement to implement stronger security measures for online customers, as well as other requirements for online transaction security and integrity.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $51,211 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Business Signatures have been included in the Company’s consolidated financial statements commencing from July 19, 2006, the effective date of the acquisition for accounting purposes. In the three months ended September 30, 2006, the Company recorded amortization of $243, related to customer/partner relationships and purchased product rights arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, on a preliminary basis, as follows:

	Amortization Period	Purchase Price
Net tangible liabilities	—	$(1,060)
Customer relationships	10 years	2,870
Partner relationships	10 years	3,660
Purchased product rights	10 years	5,120
Goodwill	—	40,621

Total		$51,211

The allocation of the purchase price is preliminary and subject to further analysis. Any modification will result in a reallocation of the amounts attributable to the intangible assets, which could result in a change in the amortization period and/or amount subject to amortization.

The following unaudited pro forma data summarize the combined results of operations of the Company, Orion and Business Signatures for the three and nine months ended September 30, 2006 and 2005, respectively, as if the acquisitions had taken place as of the beginning of the respective periods, and, accordingly, include a full period’s amortization of the assets related to customer relationships, purchased product rights and non-competition agreements in each period shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$24,087	$24,663	$69,114	$75,727
Net loss	(3,745)	(1,604)	(20,613)	(4,633)
Basic and diluted net loss per share	(0.06)	(0.03)	(0.34)	(0.08)

These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 3. INVESTMENT IN OHANA WIRELESS, INC.

Ohana was incorporated on July 10, 2003. It was formed to design, assemble and install high frequency wireless communications systems. On September 30, 2003, the Company loaned Ohana $650 in the form of a convertible loan pursuant to the terms of a convertible loan agreement (the “Loan Agreement”). The Company believed that its security solutions could be integrated with Ohana’s products and anticipated that an investment in Ohana would assist the Company in furthering the development of its distribution capability in Asia through technology and distribution partnerships. This convertible loan was structured to automatically convert into Ohana’s stock if Ohana was successful in closing a round of equity financing by July 31, 2004, based on minimum terms set out in the Loan Agreement.

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

If the Ohana Restructuring had materialized on September 30, 2004, we would have held the equivalent of approximately 12% ownership interest in ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Also, we had concluded that because of the additional investment in July 2004, and additional rights obtained through the security granted in connection with the loans, we gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, the Company accounted for its investment in Ohana under the equity method. Accordingly, the Company included its share of losses of Ohana for the period from July 1, 2004 to December 17, 2004, in the amount of $193, in its consolidated statement of operations for 2004.

The Ohana Restructuring closed on November 16, 2004 and the Company received approximately 14.3% of the issued common shares of ADML Holdco and a warrant exercisable for additional shares of ADML Holdco at one tenth of one penny ($0.001) per share if, and to the extent, that the valuation of Asia Digital Media, as determined by an arm’s length investor contributing a minimum amount of cash for equity in Asia Digital Media is less than the total consideration contributed by ADML Holdco, the Company, and another investor for equity in Asia Digital Media.

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

Upon conclusion of the Rescission Agreement, the Company owned approximately 14.3% of the issued share capital of Ohana. The carrying value of this investment was $750 at December 31, 2005; and, the Company had recorded cumulative losses from its investment in Ohana of $750 since the fourth quarter of 2004, including $96, $461 and $193 in 2006, 2005 and 2004, respectively. As a consequence of the Rescission Agreement, there are no additional terms associated with the Company’s investment in ADML Holdco that would impact its accounting for this investment under FIN 46 (R), the Company has no further commitments or other arrangements to provide funding for any shortfalls ADML Holdco may incur, and there are no variable interests with respect to ADML Holdco, other than its common stock interest of 14.3%.

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

During the first quarter of 2006, the Company was informed of an Ohana re-financing, which coupled with the changes in the business outlook, led the Company to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded in the first quarter of fiscal 2006 an impairment of its investment in Ohana of $659. No amount of the charge will result in future cash expenditures. The carrying value of the Company’s investment in Ohana at September 30, 2006 was $91.

NOTE 4. ASIA DIGITAL MEDIA JOINT VENTURE

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

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $51 and $344, in its condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively, and $134 and $407 for the three and nine months ended September 30, 2005, respectively. The Company has recorded cumulative losses through September 30, 2006 from its investment in Asia Digital Media of $1,010 since its investment in the fourth quarter of 2004.

During the first quarter of 2006, the Company was informed of changes in its Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. The Company had concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded in the first quarter of fiscal 2006 an impairment of its investment in Asia Digital Media in the amount of $2,357. No amount of the charge will result in future cash expenditures. After this impairment and inclusion of the Company’s share of Asia Digital Media’s losses, the remaining carrying value of the Company’s investment in Asia Digital Media at September 30, 2006 was $179.

NOTE 5. STOCK-BASED COMPENSATION AND STOCK OPTION PLANS

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

For the three and nine months ended September 30, 2006 compensation cost of $1,146 and $2,725 respectively, was recognized for employee stock compensation. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ending September 30, 2006 is approximately $924 and $2,199 higher, respectively, than if it had continued to account for share based compensation under APB Opinion 25. Also, the Company’s net loss per share was higher by $0.02 and $0.04 for the three and nine months ended September 30, 2006, respectively, than under its previous accounting method for share based compensation.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported:	$956	$3,018
Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,447)	(3,437)

Pro forma net loss	$(491)	$(419)

Net income (loss) per share:
Basic—as reported	$0.02	$0.05
Basic—pro forma	(0.01)	(0.01)
Diluted—as reported	0.02	0.05
Diluted—pro forma	$(0.01)	$(0.01)

Impact on the Statement of Cash Flows

Share based awards are settled by issuance of common shares and are recorded as non-cash items in net loss on the statement of cash flows. No tax benefits related to share based awards for the three and nine months ended September 30, 2006 was recognized.

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

Restricted Stock Units (“RSUs”)

During the three months ended September 30, 2006, the Company issued 278,457 restricted stock units to employees with an average grant date value of $3.27 per unit. Restricted stock units are valued at fair value of the underlying stock on the date of grant. Compensation cost related to RSUs is recognized over the requisite service period, which is generally between two to four years.

Of the restricted stock units granted, 145,957 carrying specific performance vesting conditions were awarded to certain employees. The vesting of such awards is subject to certain performance targets in future periods. If such performance conditions are not met, the awards forfeit. As of September 30, 2006, no compensation cost has been accrued or recognized with respect to these awards, as it was concluded that the attainment of the performance conditions was not probable at that date.

The total compensation cost related to non-vested RSUs awards not yet recognized, and the related weighted-average requisite service period remaining is as follows:

Year of Grant	Unearned Compensation Cost at September 30, 2006	Weighted Average Service Period Remaining in Years	Average Grant Date Fair Value per Unit
2005	$1,148	2.71	$4.01
2006	1,053	1.53	$3.69

	$2,201

The following tables summarize information concerning outstanding RSUs for the three month period ended September 30, 2006.

	Three Months Ended September 30, 2006	Weighted Average Grant Date Fair Value
Balance outstanding, June 30, 2006	672,576	$2,740
Granted	278,457	877
Matured	(343)	(1)
Cancelled	(22,773)	(27)

Balance outstanding, September 30, 2006	927,917	$3,589

The aggregate fair value of RSUs outstanding at September 30, 2006 is $3,164.

Stock Appreciation Rights (“SARs”)

SARs give the issuer a right to participate in the appreciation of the underlying stock up to a ‘capped’ value of four times the stock price on date of grant. SARs are settled by issuance of common stock.

A total of 75,000 SARs were granted to employees in the nine months ended September 30, 2006, which had a strike price of $3.32 per right, equivalent to the underlying share price on the date of grant. These instruments vest over four years and have a contractual life of seven years.

A total of 132,668 SARs were granted to the members of our Board of Directors in 2005 and have a vesting period of three years and a contractual life of seven years.

The total compensation cost related to these SARs awards not yet recognized is displayed in the following table.

Year of Grant	Unearned Compensation Cost at September 30, 2006	Weighted Average Service Period Remaining in Years
2005	$42	1.64
2006	$749	3.45

	$791

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

Stock Options

Acquisition Assumption of Business Signatures 2002 Stock Plan

As fully described in Note 2, on July 19, 2006, the Company completed the acquisition of all of the outstanding stock of Business Signatures. As part of this acquisition, the Company assumed the obligations of Business Signatures under its 2002 Stock Plan. Under this plan, the Company assumed options to purchase 1,792,092 shares of Business Signature Common stock in exchange for options to purchase 1,150,590 shares of the Company’s Common stock. The assumed options have a fair value estimated at $2,709 at the date of assumption, utilizing the following Black-Scholes input assumptions:

Weighted Average Expected Term (years)	6.05
Expected Volatility	55%
Expected Dividend Yield	—
Discount Rate – Bond Equivalent Yield	4.11%
Weighted Average Exercise Price	$1.48

On the date of acquisition, 269,250 options to purchase the Company’s Common stock were vested with an estimated value of $722. The fair value of assumed, vested options was accounted for as part of the purchase price. The remaining fair value of $1,987 of unvested options constitutes future compensation cost to be recognized over the remaining service periods, including $162 in the three months ended September 30, 2006.

All stock compensation disclosures, on a go forward basis, includes the assumed Business Signatures 2002 stock plan options.

The total compensation cost related to non-vested stock option awards not yet recognized and the related weighted average period remaining for stock options is as follows:

	Unearned Compensation Cost at September 30, 2006	Weighted Average Service Period Remaining in Years
Grant Year
2002	$47	0.01
2003	312	0.83
2004	476	1.69
2005	353	1.99
2006	3,706	3.08

	$4,894

Summary Stock Options and SARs

The following tables summarize information concerning outstanding stock options and SARs as at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 to $2.44	819,708	6.93	$0.72	$2,245	507,311	$0.90	$1,299
$2.45 to $5.00	7,571,014	7.96	3.66	1,448	4,374,430	3.74	996
$5.01 to $6.72	165,486	2.90	6.15	—	165,486	6.15	—
$6.73 to $6.86	1,849,621	5.17	6.75	—	1,849,621	6.75	—
$6.87 to $10.00	4,035,800	4.56	6.88	—	4,035,800	6.88	—
$10.01 to $50.00	410,551	3.38	22.72	—	410,551	22.72	—
$50.01 to $130.25	8,800	3.49	79.62	—	8,800	79.62	—

Total	14,860,980			$3,693	11,351,999		$2,295

Stock Option and SARs In-the-Money and Out-of-the-Money Information as of September 30, 2006(1)

	Exercisable	Un-exercisable	Total	Percentage of Total Options Outstanding
In-the-Money	1,192,757	892,688	2,085,445	14%
Out-the-Money	10,159,242	2,616,293	12,775,535	86%

Total Options & SARs Outstanding	11,351,999	3,508,981	14,860,980	100%

(1)	The closing price of the Company’s Common stock was $3.46 on September 29, 2006, as reported by The NASDAQ National Market. The average closing price over the three month period ended September 30, 2006 was $3.17

Stock Award Plans Summary of Activity

On March 15, 2006, the Board of Directors adopted resolutions, subject to shareholder approval, to approve entry into the 2006 Stock Incentive Plan (the “2006 Plan”). The plan was approved at the annual shareholders meeting held May 5, 2006. The Board adopted the 2006 Plan because it believes that continued grants of stock options, as well as grants of restricted stock and other stock-based awards, are an important element in attracting, retaining and motivating persons who are expected to make important contributions to the Company.

The Amended and Restated 1996 Stock Incentive Plan, the enCommerce, Inc. 1997 Stock Option Plan, as amended and restated, and the 1999 Non-Officer Employee Stock Incentive Plan, as amended (together, the “Prior Plans”), were terminated and no further grants will be permitted under the Prior Plans, provided that, this termination of the Prior Plans will not affect awards that are outstanding under the Prior Plans.

Summary of activity for stock options and SARs under the 2006 Plan, the Business Signatures 2002 plan, as assumed, and the Prior Plans is set forth below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding as of June 30, 2006	13,064,764	$5.59	$—	$5.46	5.53
Vested	10,412,176	$6.46	$—	$6.91	5.14
Unvested	2,652,588	$2.85	$1,860	$0.94	6.74

Exercisable as of June 30, 2006	10,412,176	$6.46	$—	$6.91	5.14

Assumed (Business Signatures 2002 Plan)	1,150,590	$1.48	$2,282	$2.35	8.99
Granted	1,024,000	$3.36	$—	$1.77	6.90
Exercised	(93,650)	$3.19	$99	$1.61	3.88
Canceled	(284,724)	$6.76	$—	$5.51	6.76
Vested (Expired)	(183,312)	$9.70	$—	$7.60	5.51
Unvested (Forfeited)	(101,412)	$3.04	$—	$1.73	7.12

Outstanding as of September 30, 2006	14,860,980	$5.35	$—	$4.77	6.45
Vested	11,351,999	$6.00	$—	$5.68	5.64
Unvested	3,508,981	$2.55	$—	$1.86	6.55
Exercisable as of September 30, 2006	11,351,999	$6.00	$—	$5.68	5.64

NOTE 6. STOCK REPURCHASE PROGRAM

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of shares of Common stock is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. The Company did not repurchase any shares of its Common stock during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company repurchased 703,000 shares of its Common stock for a total cash outlay of $2,519, at an average price of $3.58 per share, including commissions paid to brokers. As of September 30, 2006, the Company has repurchased 8,530,124 of the authorized 16,928,640 shares of its Common stock under this program, for a total cash outlay of $33,610, at an average price of $3.94 per share, including commissions paid to brokers.

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

NOTE 7. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk; to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the nine months ended September 30, 2006:

	Nine Months Ended September 30,
	2006	2005
Allowance for doubtful accounts, beginning of period	$467	$988
Provision for (reduction in) allowance for doubtful accounts, net	795	(339)
Amounts written-off, net of recoveries	10	(170)

Allowance for doubtful accounts, end of period	$1,272	$479

NOTE 8. ACCRUED RESTRUCTURING CHARGES

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund its remaining accrued restructuring charges for the May 2003 restructuring as follows: $150 in fiscal 2007 and $150 in fiscal 2008.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at September 30, 2006:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2006
Consolidation of excess facilities	$0.4	$0.1	$0.3

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $1,000 of its accrued restructuring charges for the June 2001 restructuring before the end of fiscal 2006, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,300 in fiscal 2007, $5,300 in fiscal 2008, $5,500 in fiscal 2009 and $8,300 in fiscal 2010 and beyond.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges related to the June 2001 plan at September 30, 2006:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at September 30, 2006
Consolidation of excess facilities	$25.5	$2.9	$2.8	$25.4

As of September 30, 2006, the Company had estimated a total of $12,500 of sublease recoveries in its restructuring accrual. Of this amount, $12,400 is related to the Santa Clara facility. In addition, $12,400 of the $12,500 is recoverable under existing sublease agreements, with only approximately $100 of rent recoveries being based on estimates that may be subject to adjustments based upon changes in the real estate sublet markets.

NOTE 9. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock under the treasury stock method for the three and nine months ended September 30, 2006 was 1,160,005 and 549,547 shares, respectively, compared to a dilutive effect of 2,610,760 and 1,642,900 shares for the three and nine months ended September 30, 2005, respectively, which increased the weighted average common shares outstanding used in the computation of diluted net income (loss) per share. In addition, 10,159,242 and 7,068,123 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three and nine months ended September 30, 2006, the Company issued 94,243 and 488,846 shares of Common stock, respectively, related to the exercise of employee stock options. In addition, the Company issued 226,654 shares of its Common stock to an employee of the Company, in exchange for $675 in cash.

NOTE 10. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no remaining net carrying value at September 30, 2006. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at September 30, 2006 represented approximately 14% of the voting share capital of Ohana. See Note 3 for additional discussion.

The Company also holds an equity interest in Asia Digital Media, which at September 30, 2006 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. See Note 4 for additional discussion.

The Company recorded no revenues from Asia Digital Media for the three and nine months ended September 30, 2006. Revenues recorded by the Company from Asia Digital Media represented less than 1% of total revenues for the three and nine months ended September 30, 2005.

The Company did not generate any sales with any other companies in which it has made strategic equity investments recorded at cost in the three and nine months ended September 30, 2006 and 2005.

NOTE 11. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company operates in three main geographic areas as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$12,934	$11,510	$33,553	$34,670
Canada	3,872	5,205	13,886	15,381
Europe, Asia and Other	7,225	6,936	19,745	23,316

Total revenues	$24,031	$23,651	$67,184	$73,367

Income (loss) before income taxes:
United States	$(441)	$825	$(5,860)	$1,745
Canada	(2,344)	572	(6,459)	2,803
Europe, Asia and Other	(334)	(155)	(1,043)	(549)

Total income (loss) before income taxes	$(3,119)	$1,242	$(13,362)	$3,999

	September 30, 2006	December 31, 2005
Total assets:
United States	$105,083	$95,057
Canada	17,540	30,771
Europe, Asia and Other	4,302	4,621

Total	126,925	130,449

NOTE 12. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(3,239)	$956	$(13,671)	$3,018
Foreign currency translation adjustments	(166)	203	690	(476)

Comprehensive income (loss)	$(3,405)	$1,159	$(12,981)	$2,542

NOTE 13. LEGAL PROCEEDINGS

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

NOTE 14. CONTINGENCIES

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

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for the Company as of the beginning of its 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipated that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The Company currently uses the roll-over method for quantifying identified financial statement misstatements. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company will not be required to record an adjustment as a result of its adoption of SAB No. 108.

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

EXECUTIVE OVERVIEW

Entrust is a global provider of software that secures digital identities and information. Over 1,500 enterprises and government agencies in more than 50 countries use our solutions to help secure the digital lives of their citizens, customers, employees and partners. Our proven software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges, such as identity theft and loss of intellectual property, into business opportunities.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to install, support, and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of its products, geographic representation, and customer segments. We continue to drive revenue in our key products.

On July 19, 2006 we acquired Business Signatures. Business Signatures is a leading provider of zero touch fraud detection solutions. Unlike other fraud detection solutions, the Business Signatures eFraud™ product provides a real time fraud detection capability that requires no changes to the business application. Organizations can rapidly deploy the solution and begin passively monitoring user activity - quickly identifying and responding to suspicious behavior. This also allows for sophisticated fraud analytics to be performed to identify and respond to evolving threats. The zero touch nature of the eFraud product helps allow organizations to take advantage of these capabilities in a fraction of the time compared to other approaches.

With the addition of Business Signatures, Entrust now has three key platforms, Authentication, Transaction Monitoring and Information Protection. We now have a unique end-to-end platform for securing digital identities and information. This end-to-end software platform is easy to implement, user friendly and cost effective with the ability to evolve over time to grow with our customers needs.

Two of Entrust’s platforms, Authentication and Transaction Monitoring, come together to provide a new level of assurance for both internal and external parties, through Risk-Based Authentication.

As we all know, every transaction is not created equally. An online banking customer that only views their account balances is performing at a very different level of transaction than someone that is transferring $10,000 out of their account, or adding new bill payees. In every transaction, the level of risk grows as the dollar value of the transaction grows. Risk-Based Authentication allows for the proper level of security to be implemented based on the sensitivity of any given transaction. Entrust offers a range of authentication capabilities with its authentication platform so that specific methods can be used with specific users and applications. First steps can be as simple as deploying SSL certificates or user name and password. Entrust has long played a key role in this space through our SSL and single sign-on products.

Risk-Based Authentication, however, goes much deeper than SSL and single sign-on. Risk-Based Authentication is having the ability to judge each individual transaction on its own merits driven by policy level decisions on the level of risk associated with certain transactions. With Entrust’s Risk-Based Authentication solution, transactions can be monitored in real time and then a determination can be made on the level of security required for that transaction. This is done through the combination of Entrust IdentityGuard and Entrust TransactionGuard. This combined offering is a modern architecture for consumer authentication which has a layered approach of non-invasive anomaly detection and selective intervention with minimal impact on the user experience.

By the end of the year, financial institutions in the United States must offer stronger security measures for online customers according to the Federal Financial Institutions Examination Council’s (FFIEC) guidance. The financial institutions want the easiest and most cost effective solution. We are well positioned with a wide portfolio that allows the financial institutions to start with an easy, cost effective solution to meet the initial requirements and then utilize our full Risk-Based Authentication platform to provide additional layers of security in the coming years.

Product Category Financial Metrics:

•	Emerging products (IdentityGuard, Boundary Messaging, and Fraud Detection) accounted for $3.4 million, or 38% of product revenue, up 171% from $1.2 million in Q2, 2006 and up 125% from $1.5 million in Q3, 2005.

•	PKI products accounted for $4.1 million, or 47% of product revenue, down 29% from $5.8 million in Q2, 2006 and down 14% from $4.8 million in Q3, 2005.

•	Single sign-on products accounted for $1.3 million, or 15% of product revenue, up 263% from $0.4 million in Q2, 2006 and down 7% from $1.4 million in Q3, 2005.

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

We market and sell our products and services in both the enterprise and government market space. In the third quarter of 2006, 32% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In fact, Entrust now counts 10 of the top 11 e-governments, as outlined by this year’s Accenture report, as customers.

A key change in the government space has been the movement from purely internal security solutions that our customers require to more external citizen facing applications. These projects include ePassports, National ID programs, physical and logical access programs for government employees, and a growing number of citizen facing applications. Security is at the core of all these projects and our wide product set positions Entrust well in this space. We have already announced three ePassport projects that Entrust has won, we have been selected as the infrastructure for a number of national ID and Ministry of Defense programs, and we are well positioned in a number of employee credentialing projects like the US HSPD-12 program.

We also won an IdentityGuard strong authentication solution for a key citizen facing application for the U.S. Federal government.

Large government projects involve government bureaucracies, large system integrators and differing technical requirements. In order to help us better navigate through these opportunities, we are bolstering our government team with addition of Andrew Pinder, the former e-Envoy for the government of the United Kingdom. During Andrew’s tenure as e-Envoy, the UK received acclaim for becoming a leading e-government and e-business leader. Andrew brings a wealth of additional experience as he served as the head of European Operations and Technology at Citibank. He also held positions as the Director of Operations and Technology at Prudential Corporation and as Director of Information Technology at the Office of Inland Revenue in the UK. Andrew will help lead our global government efforts on projects such as the move to e-passports, national ID cards and securing citizen identities and information. Andrew is joining Entrust as Sr. Vice President, Government Solutions, reporting to the CEO.

In the third quarter of 2006, 68% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, Enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In this quarter, financial services revenue increased 111% from last quarter and 89% from a year ago. Financial institutions are focused on FFIEC and other global compliance regulations, which drove demand for our Risk-Based Authentication and messaging solutions. Year-to-date product revenue from the financial services vertical is up 92% over last year.

A key driver of our product growth has been the recent spotlight on identity theft due to breaches at companies like Choicepoint and LexisNexis. These breaches have proven that self-regulation over the past few years has been insufficient at addressing the underlying issues. Recent legislation has addressed these concerns. California S.B. 1386 has cast more visibility on the issue for citizens, corporations, and the government. This law requires both corporations and the government to notify California residents if their sensitive data has been breached unless encryption technology is deployed. Additionally, 34 other states have now passed breach notification requirements. On a national level, bills are being written to protect citizens from identity theft and alert them if their information has been stolen.

Entrust has been a leader in securing digital identities and information for many years. In the fourth quarter of 2004, we introduced IdentityGuard, which is our easy-to-use second factor of authentication solution. We now have 226 pilots under way for IdentityGuard. In Q3 2006, IdentityGuard accounted for $1.8 million of product revenue. IdentityGuard’s low cost relative to hardware, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

Entrust has a goal to develop new channels to market, in addition to our direct sales force. In the second quarter of 2005, our largest deal was through our partnership with SIA, with whom we won the Spanish national ID card. In Q3, 2006, 13 of our 86 transactions were fulfilled through partners, helping us achieve our revenue increase. This success was driven by North American channel partners, which now totals 51 in the TrustedPartner Program.

In March 2006, Entrust introduced a Managed PKI service. This service was launched in May 2006 in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. Our managed service offering will allow our customers the flexibility to now have our market leading technology delivered in an outsourced service model. This is not our first entrance into the services arena. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate, which is up over 20% year-to-date. Our new Managed PKI Service offering will give us access to a new market of customers that can help us drive both additional license revenue, as well as new ratable services revenues.

Entrust relies significantly on large deals in each quarter. Our software revenue from our top five customers in Q3, 2006 was approximately 12% of our total revenue in that quarter and we did not have a product deal over $1 million. This was within our historical range, which is generally between 10% and 25% of revenue from the top five customers’ and zero to four transactions over $1 million. We continue to be impacted from time to time on our software revenue by the timing of our customers buying process, which may include proof of concepts, senior management reviews, and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

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

BUSINESS OVERVIEW

During the third quarter of 2006, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $24.0 million represented a 2% increase from the third quarter of 2005, and consisted of 37% product sales and 63% services and maintenance. Services and maintenance revenues decreased 5% from the third quarter of 2005, due to decreased demand for both consulting services and support and maintenance services, while product revenues increased 15% from the third quarter of 2005, driven by an improved product transaction closure rate, despite a lower average purchase value, compared to the same quarter of 2005. Net loss for the third quarter of 2006 was $3.2 million, or $0.05 per share, compared to net income of $1.0 million, or $0.02 per share for the same period of 2005, with total expenses increasing 21% to $27.5 million. We generated $3.5 million in cash flow from operations in the third quarter of 2006, compared to net cash used in operations of $0.7 million in the same quarter of 2005. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 38% of product revenue, which is an increase of 125% from Q3, 2005 and an increase of 171% from Q2, 2006. Entrust PKI Products accounted for 47% of product revenue, which is a decrease of 14% from Q3, 2005 and a decrease of 29% from Q2, 2006. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 16% over Q3, 2005 and was flat with Q2, 2006. Entrust Single Sign-On Products accounted for 15% of product revenue, which is a decrease of 7% from Q3, 2005 and an increase of 263% from Q2, 2006. Extended Government accounted for 32% and Extended Enterprise accounted for 68% of the product revenue in the quarter. The financial vertical accounted for approximately 46% of third quarter 2006 product revenues, an increase of 111% over Q2, 2006 and 89% over Q3, 2005, driven by increased demand for multi-factor authentication, zero touch fraud detection and boundary messaging.

Other highlights from the third quarter of 2006 included:

•	The top five product transactions accounted for 12% of Q3, 2006 revenues. We had no product deals over $1 million, which is consistent with the same quarter of 2005. The average purchase size this quarter was $83,000, down from $93,000 in Q3, 2005 and up from $81,000 in Q2, 2006. Total transactions in Q3, 2006 were 86, which is up from 67 in Q3, 2005, and 71 in Q2, 2006. Twenty-two (or 26%) of the transactions were from new customers, an increase of 47% from Q3, 2005.

•	Entrust IdentityGuard revenue (included in the Emerging Growth Products revenue) achieved its highest quarter ever with $1.8 million of product revenue. Entrust IdentityGuard transactions also reached their highest level at 23 this quarter, up from 16 in Q2, 2006 and 9 in Q3, 2005. Entrust IdentityGuard pilots and trials reached 226, up from 189 in Q2, 2006 and up from 33 in Q3, 2005. In the quarter, follow on orders from Bank of New Zealand, CommerceBank and Shufa coupled with a new U.S. Federal Government agency drove the increased IdentityGuard product revenue in the quarter.

•	Entrust’s Boundary Messaging product revenue was $0.8 million (included in the Emerging Growth Products revenue), which is its highest quarterly attainment in the products history. Year-to-date, our Boundary Messaging solutions have increased 30% over last year. The quarterly revenue included a follow on purchase from a large financial services company that standardized and deployed Entrust Messaging Server in the quarter.

•	Zero Touch Fraud Detection, which is the technology obtained from our acquisition of Business Signatures earlier in the quarter, achieved total revenues of $1.0 million. Product revenue of $0.8 million (included in the Emerging Growth Products revenue) for fraud detection was the highest quarterly attainment in the history of the company and exceeded last year’s total revenue. The company continues to see increased demand for Risk-based Authentication solutions.

•	Deferred revenue was $25.0 million, which is an increase of 15% from Q3, 2005 and an increase of 9% from Q2, 2006.

•	We made no repurchases of Common stock under our share purchase program in the third quarter of 2006.

•	We ended Q3, 2006 with $28.4 million in cash and marketable securities, which is down from $74.7 million at the end of Q2, 2006 due to the acquisition of Business Signatures, and no debt.

•	We acquired Business Signatures, a leading supplier of Zero Touch Fraud Detection solutions that provide non-invasive real time online fraud detection capability and that require no change to business applications, based in Redwood City, California.

•	Entrust and Vericept Corporation announced a strategic partnership to deliver fully embedded email encryption functionality in a content monitoring and control solution. Under the terms of the agreement, Vericept will integrate the Entrust Entelligence Messaging Server encryption capability into Vericept’s Control 360° product providing automatic encryption, compliance and content control to both Vericept and Entrust customers. In addition, we will become a reseller partner of Vericept’s content control solutions.

•	US Bank selected Entrust’s Zero Touch Fraud Detection™ solution to help assist with its FFIEC compliance activities. The deal was secured through Entrust’s partnership with IBM Global Business Services. The platform was also deployed real-time for online fraud prevention for Citibank North America in the quarter.

CRITICAL ACCOUNTING POLICIES

In the third quarter of 2006, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, purchase accounting, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, purchase accounting, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

For arrangements involving multiple elements, we allocate revenue to each component based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include two or more of the following: software licenses, maintenance and support, consulting services and training. We first allocate the arrangement fee, in a multiple-element transaction, to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon substantially similar sales of renewals of maintenance and support contracts to other customers. Fair value of future services, training or consulting services is based upon substantially similar sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

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

We base our ongoing estimate of allowance for doubtful accounts primarily on the aging of the balances in the accounts receivable, our historical collection patterns and changes in the creditworthiness of our customers. Based upon the analysis and estimates of the uncollectibility of our accounts receivable, we record an increase in the allowance for doubtful accounts when the prospect of not collecting a specific account receivable becomes probable. The allowance for doubtful accounts is established based on the best information available to us and is re-evaluated and adjusted as additional information is received. We exhaust all avenues and methods of collection, including the use of third party collection agencies, before writing-off a customer balance as uncollectible. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Each circumstance in which we conclude that a provision for non-payment by a customer may be required must be carefully considered in order to determine the true factors leading to that potential non-payment to ensure that it is proper for it to be categorized as an allowance for bad debts. We have focused on improving our accounts receivable aging and, as a result, had been able to reduce our corresponding allowance for doubtful accounts in 2004 and 2005 in the process. However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 23% of gross accounts receivable at September 30, 2006, compared to 39% of gross accounts receivable at September 30, 2005. No customer accounted for 10% or more of net accounts receivable at September 30, 2006. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During the first nine months of 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts in the aggregate amount of $795 thousand, of which $300 thousand was recorded in the third quarter, as a charge against sales and marketing expenses.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. Changes in these assessments with respect to the accrued restructuring charges for the June 2001 restructuring program, particularly related to restructured facilities, of $25.4 million at September 30, 2006, could have a material effect on our reported results, as actual results could vary from these assumptions and estimates. As at September 30, 2006, due to the conclusion of the extension agreement with the subtenant in connection with our California facility, the remaining estimated sublease recoveries included in our restructuring accrual, that are not currently contracted under existing sublease agreements, amounted to only approximately $100 thousand.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.3 million at September 30, 2006 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at September 30, 2006 includes a total of $0.2 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

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

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Ohana was $91 thousand at September 30, 2006.

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

Beginning with the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, we have included our share of post-acquisition losses of Asia Digital Media, in the amount of $51 and $344 thousand in the three and nine months ended September 30, 2006, respectively, and a cumulative $1.1 million in our consolidated net income since the fourth quarter of 2004. See notes 3 and 4 to our condensed consolidated financial statements for additional information.

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

During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Asia Digital Media was $179 thousand at September 30, 2006.

Purchase Accounting

In June 2006, we completed the acquisition of all of the issued and outstanding shares of the common stock of Orion, based in McLean, Virginia, while on July 19, 2006, we completed the acquisition of all of the issued and outstanding shares of capital stock and options of Business Signatures, based in Redwood City, California.

These acquisitions were accounted for under the purchase method of accounting, and, accordingly, the purchase prices were allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In determining the fair value of the intangible assets acquired, we are required to make significant assumptions and judgments regarding such things as the estimated future cash flows that we believe will be generated as a result of the acquisition of customer/partner relationships, purchased product rights and workforce, and the estimated useful life of these acquired intangible assets. We believe that our assumptions and resulting conclusions are the most appropriate based on existing information and market expectations. However, different assumptions and judgments as to future events could have resulted in different fair values being allocated to the intangible assets acquired. We will review these assets for impairment in future, in accordance with the guidance in SFAS No. 142, “Goodwill and Intangible Assets”, which require goodwill to be reviewed for impairment at least annually or whenever events indicate that their carrying amount may not be recoverable, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $138.6 million as of September 30, 2006, which offsets deferred income tax assets relating to United States and foreign net operating loss (NOL) and tax credit carry-forwards in the amount of $112.6 million and $26.0 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. Until an appropriate level of profitability is sustained, we expect to continue to record a full valuation allowance and will not record any benefit from the deferred tax assets.

Stock-Based Compensation

Our stock award program is a broad-based, long-term retention program that is intended to contribute to our success by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing shareholders. Stock based awards may be granted to employees when they first join us, when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. Stock based awards may also be granted in specific circumstances for retention or reward purposes. The Compensation Committee of the Board of Directors may, however, grant additional awards to executive officers and key employees for other reasons. Under the stock based award plans, the participants may be granted options to purchase shares of Common stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years. Options issued before April 29, 2005, generally expire ten years from the date of grant; awards issued on or after April 29, 2005, generally expire seven years from the date of grant.

We recognize that stock options and other stock-based incentive awards dilute existing shareholders and have attempted to control the number granted while remaining competitive with our compensation packages. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

On March 15, 2006, the Board of Directors adopted resolutions, subject to shareholder approval, to approve entry into the 2006 Stock Incentive Plan (the “2006 Plan”). The plan was approved at the annual shareholders meeting held May 5, 2006. The Board adopted the 2006 Plan because it believes that continued grants of stock options, as well as grants of restricted stock and other stock-based awards, are an important element in attracting, retaining and motivating persons who are expected to make important contributions.

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

For the three and nine months ended September 30, 2006 compensation expense of $1.1 million and $2.7 million, respectively, was recognized for stock options, RSUs and SARs as a result of the adoption of SFAS No. 123(R). Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $7.9 million.

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

Prior to 2006, under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation expense was disclosed in notes to the financial statements. The effect of this expense in fiscal 2005 would have been to create a pro forma net loss for 2005 of $2.1 million, compared to reported net income of $6.4 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipated that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. We currently use the roll-over method for quantifying identified financial statement misstatements. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We will not be required to record an adjustment as a result of our adoption of SAB No. 108.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Product	36.6%	32.4%	33.9%	34.3%
Services and maintenance	63.4	67.6	66.1	65.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	5.2	6.0	6.6	4.6
Amortization of purchased product rights	1.3	0.9	1.1	0.8
Services and maintenance	30.2	30.8	32.3	32.1

Total cost of revenues	36.7	37.7	40.0	37.5

Gross profit	63.3	62.3	60.0	62.5

Operating expenses:
Sales and marketing	40.4	28.4	36.4	29.3
Research and development	22.9	16.8	21.1	17.2
General and administrative	14.3	13.2	15.8	12.2
Restructuring charges and adjustments	—	—	4.1	—

Total operating expenses	77.6	58.4	77.4	58.7

Income (loss) from operations	(14.3)	3.9	(17.4)	3.8

Other income (expense):
Interest income	1.5	2.5	2.9	2.3
Foreign exchange gain (loss)	—	(0.2)	(0.4)	—
Loss from equity investments	(0.2)	(0.9)	(0.5)	(0.9)
Gain on sale of asset	—	—	—	0.2
Write-down of long-term strategic and equity investments	—	—	(4.5)	—

Total other income (expense)	1.3	1.4	(2.5)	1.6

Income (loss) before income taxes	(13.0)	5.3	(19.9)	5.4
Provision for income taxes	0.5	1.3	0.5	1.3

Net income (loss)	(13.5)%	4.0%	(20.4)%	4.1%

REVENUES

Total Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
North America	$16.8	$16.7	$47.5	$50.1	1%	(5)%
Outside North America	7.2	7.0	19.7	23.3	3%	(15)%

Total	$24.0	$23.7	$67.2	$73.4	2%	(8)%

Our total revenues were $24.0 million for the three months ended September 30, 2006, which represented an increase of 2% from the $23.7 million of total revenues for the three months ended September 30, 2005. Total revenues were $67.2 million for the nine months ended September 30, 2006, which represented a decrease of 8% from the $73.4 million of total revenues for the nine months ended September 30, 2005. The increase in total revenues during the three months ended September 30, 2006, when compared to the same period of 2005, was driven primarily by our emerging growth products, which includes

IdentityGuard, Boundary Messaging and Fraud Detection, particularly in the financial services sector as financial institutions focus on global compliance regulations. The decrease in total revenues during the nine months ended September 30, 2006, when compared to the same period of 2005, was driven primarily by decreased average deal size for product transactions, primarily outside of North America, and a shift in our product mix toward our emerging growth products, which tend to be smaller up front deals that carry less professional services requirements. Improvements, both in North America and internationally, for the third quarter, but overall decline for the first nine months of 2006 were in part due to the extended government market. For the three and nine months ended September 30, 2006, extended government revenues in the United States were $4.5 million and $12.9 million, respectively, compared to $4.6 million and $15.7 million for the same periods in 2005, representing a 2% decrease and a 18% decrease, respectively. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. The United States and Canadian governments represented 16% and 8% of total revenues in the third quarter of 2006, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 9% and 7% of total revenues in the third quarter of 2006, respectively. Overall, the United States and Canadian governments represented 17% and 12% of total revenues for the first nine months 2006, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments each represented only 11% of total revenues in the first nine months of 2006. No other individual customer accounted for 10% or more of total revenues in the three and nine months ended September 30, 2006.

We eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During the three and nine months ended September 30, 2005, we sold product and consulting services to Asia Digital Media with a fair value of $116 thousand and $713 thousand, respectively, which after intercompany profit eliminations related to our direct and indirect ownership at September 30, 2005 of approximately 27%, was recognized as $92 thousand and $617 thousand of net revenues, respectively. We had no revenues from Asia Digital Media during the first nine months of 2006.

Product Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
North America	$5.7	$5.2	$15.8	$15.3	10%	3%
Outside North America	3.1	2.5	7.0	9.8	24%	(29)%

Total	$8.8	$7.7	$22.8	$25.1	14%	(9)%

Percentage of total revenues	37%	32%	34%	34%

Product revenues of $8.8 million for the three months ended September 30, 2006 represented an increase of 14% from the $7.7 million for the three months ended September 30, 2005, representing 37% and 32% of total revenues in the respective periods. Product revenues of $22.8 million for the nine months ended September 30, 2006 represented a decrease of 9% from the $25.1 million for the nine months ended September 30, 2005, representing 34% of total revenues in each of their respective periods. The increase in the three months ended September 30, 2006 when compared to the same period in 2005 is primarily due to our emerging growth products; namely IdentityGuard, Boundary Messaging and Fraud Detection, which benefited from the addition of Business Signatures in the third quarter. As a result, we experienced a higher product transaction closure rate. Highlighting this trend, we had 86 product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) in the third quarter of 2006, up from 67 in the same quarter of 2005, or a 28% increase. This was the result of an improvement in the closure rate for deals under $500 thousand. Overall, we had 216 product revenue transactions in the first nine months of 2006, up from 208 in the first nine months of 2005, or a 4% increase. The decrease in the first three quarters of 2006 when compared to the same period in 2005 is primarily due to our difficulty in closing deals over a million dollars, closing just two product deals in excess of one million dollars in the first nine months of 2006, compared to four in the same period of 2005. In addition, the revenues generated from government customers were down in the first nine months of 2006, representing 43% of product revenues compared to 55% for the same period in 2005, mainly due to a reduction in large government PKI deals in 2006. New project purchases remain subject to governmental budgetary constraints, particularly in the United States, so that these revenues will fluctuate from period to period. More importantly, the impact on revenues was amplified by the fact that the average product revenue transaction size decreased from $93 thousand for the third quarter 2005 to $83 thousand for the same period of 2006, or a decrease of 11%. The average product transaction size decreased 18% to $83 thousand for the first nine months of 2006 from $101 thousand for the first nine months of 2005. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues decreased from 15% for the first nine months of 2005 to 13% for the same period in 2006. Product revenues as a percentage of total revenues increased for the three months ended September 30, 2006, compared to the same period in 2005, due to improved demand for products, relative to the demand for services.

Services and Maintenance Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
North America	$11.1	$11.5	$31.7	$34.8	(3)%	(9)%
Outside North America	4.1	4.5	12.7	13.5	(9)%	(6)%

Total	$15.2	$16.0	$44.4	$48.3	(5)%	(8)%

Percentage of total revenues	63%	68%	66%	66%

Services and maintenance revenues of $15.2 million for the three months ended September 30, 2006 represented a decrease of 5% from the $16.0 million for the three months ended September 30, 2005, representing 63% and 68% of total revenues in the respective periods. Services and maintenance revenues of $44.4 million for the nine months ended September 30, 2006 represented a decrease of 8% from the $48.3 million for the nine months ended September 30, 2005, representing 66% of total revenues in each the respective periods. The decrease in services and maintenance revenues for the three and nine months ended September 30, 2006 compared to the same periods in 2005 is due to a shift in demand to our emerging growth products, which require less professional services to implement, deploy and integrate, than our PKI and single sign-on solutions. Also, third party hardware revenues are lower for the first nine months of 2006 by $1.1 million when compared to the same period last year, because of a significant hardware order which bolstered services revenues in the first nine months of 2005. We have also experienced lower Canadian government professional services revenues in 2006 and a shift in services that has accompanied our growth in U.S. channel partners revenues. Services and maintenance revenues as a percentage of total revenues for the three months ended September 30, 2006 decreased compared to the same period in 2005 due to improvement in product revenues combined with a decrease in services and maintenance revenues.

EXPENSES

Total Expenses

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
Total expenses	$27.5	$22.7	$78.9	$70.6	21%	12%

Percentage of total revenues	115%	96%	117%	96%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $27.5 million and $78.9 million for the three and nine months ended September 30, 2006, respectively, represented an increase of 21% and 12% in each of the respective periods. The increase in the three months and nine months ended September 30, 2006, when compared to the same periods in 2005, were due primarily to the impact of additional costs associated with stock option compensation, increased headcount primarily due to acquisitions, marketing programs, outside professional services, amortization of purchased intangible assets, a provision recorded against accounts receivable balances with one of our European distributors, and a net first half adjustment to our restructuring accruals of $2.8 million related to our excess Santa Clara facility, offset by lower facility depreciation costs for leasehold improvements at our Ottawa facility and lower third party hardware expenses. As of September 30, 2006 we had 515 full-time employees globally, compared to 484 full-time employees at September 30, 2005 and 475 full-time employees at December 31, 2005. No employees are covered by a collective bargaining agreement.

COST OF REVENUES

Cost of Product Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
Cost of product revenues	$1.2	$1.4	$4.4	$3.4	(14)%	29%

Percentage of product revenues	14%	18%	19%	14%

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.2 million for the three months ended September 30, 2006, which represented a 14% decrease from $1.4 million for the three months ended September 30, 2005, representing 14% and 18% of product revenues in each of the respective periods. Cost of product revenues of $4.4 million for the nine months ended September 30, 2006 represented a 29% increase from $3.4 million for the nine months ended September 30, 2005, which represented 19% and 14% of product revenues in their respective periods. The decrease in the cost of product revenues in absolute dollars and as a percentage of total product revenues from the third quarter of 2005 compared to the same quarter of 2006 is due to a shift towards products, such as our Emerging Growth Products, that do not incorporate third party technologies relative to the prior year. The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues from the nine months ended September 30, 2005 to the same period of 2006 is primarily attributable to one large product revenue transaction that carried a third-party software royalty in the first quarter of 2006. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
Cost of services and maintenance revenues	$7.3	$7.3	$21.7	$23.5	--	(8)%

Percentage of services and maintenance revenues	48%	46%	49%	49%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.3 million for the three months ended September 30, 2006, which was consistent with the same period of 2005, representing 30% and 31% of total revenues for the respective periods. Cost of services and maintenance revenues was $21.7 million for the nine months ended September 30, 2006, which represented an 8% decrease from $23.5 million for the nine months ended September 30, 2005, representing 32% of total revenues for each of the respective periods.

	Year over year change 2005 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Facilities related costs	$(0.3)	$(0.8)
Third party hardware	(0.1)	(0.8)
Outside professional services	(0.1)	(0.2)
Staff related costs	0.5	—

	$—	$(1.8)

Cost of services and maintenance revenues was flat between the third quarter of 2006 and the same quarter of 2005, mainly the result of the net effect of decreased facilities costs, third party hardware and outside professional services, offset by an increase in staff related costs. The increased staff related costs are primarily related to stock option compensation expenses and increased compensation costs associated with existing resources. The $1.8 million decrease for the first nine months of 2006, when compared to the same period in 2005, can be attributed primarily to the reduced facilities related costs due to lower depreciation on our Ottawa facility, reduced third party hardware expenses and reduced other outside service costs. The third party hardware costs were much higher in the first nine months of 2005 because of a significant hardware order from a customer during that period. The number of employees on our services and maintenance teams decreased by 1% overall, from September 30, 2005 to September 30, 2006 in response to the decline in demand for consulting and integration services, despite the increased resources added as a result of the acquisition of Orion in June 2006 and Business Signatures in July 2006. The increase in the services and maintenance expenses as a percentage of total revenues in the third quarter of 2006 was due to the lower total revenues compared to the third quarter of 2005. Services and maintenance expenses as a percentage of total revenues were consistent between the first nine months of

2006 and the same period of 2005, which was the net result of lower overall services and maintenance expenses accounting for a two-percentage point decrease in the services and maintenance expenses as a percentage of total revenues, while the lower total revenues in the first nine months of 2006 resulted in a two-percentage point increase, compared to the first nine months of 2005.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for the three months ended September 30, 2006 and 54% for the three months ended September 30, 2005. Services and maintenance gross profit as a percentage of services and maintenance revenues was 51% for each of the nine months ended September 30, 2006 and 2005, respectively. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues in the third quarter of 2006, compared to the same quarter of 2005, was primarily attributable to lower professional services revenues, particularly in Canada, which accounted for the three-percentage point decrease, partly offset by a one-percentage point increase due to improved support and maintenance margins in the third quarter of 2006. Services and maintenance gross profit as a percentage of services and maintenance revenues overall for the first nine months of 2006 was consistent with the same period of 2005, which was the net effect of a two-percentage point improvement due to support and maintenance, offset completely by the lower professional services margins experienced in the first three quarters of 2006. We plan to continue to optimize the utilization of existing professional services resources, while addressing incremental customer opportunities that may arise with the help of partners and other sub-contractors, until an investment in additional full-time resources is justifiable. This may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix and volume of services and maintenance revenues may vary from period to period and from transaction to transaction, which will also affect our gross margins and results of operations.

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
Sales and marketing	$9.7	$6.7	$24.4	$21.5	45%	13%

Percentage of total revenues	40%	28%	36%	29%

Sales and marketing expenses increased to $9.7 million for the three months ended September 30, 2006 from $6.7 million for the comparable period in 2005. For the nine months ended September 30, 2006, sales and marketing expenses increased to $24.4 million from $21.5 million for the comparable period in 2005. Sales and marketing expenses represented 40% and 36% of total revenues for the three and nine months ended September 30, 2006, compared to 28% and 29% for the three and nine months ended September 30, 2005.

	Year over year change 2005 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Facilities related costs	$(0.2)	$(0.8)
Marketing programs	0.7	0.9
Outside professional services	0.2	0.1
Staff related costs	1.2	1.3
Allowance for doubtful accounts	0.9	1.2
Amortization of purchased intangibles	0.2	0.2

	$3.0	$2.9

The increase in sales and marketing expenses for the three and nine months ended September 30, 2006, when compared to the same periods in 2005, was primarily due to higher staff related costs and purchased intangibles amortization associated with the Business Signatures acquisition, increased spending on marketing programs due to higher advertising expenses in the quarter, focused on generating awareness of our brand and FFIEC solutions. In addition, we recorded increases in our bad debt provision of $0.3 million and $0.8 million in the three and nine months ended September 30, 2006, respectively, recorded against accounts receivable balances with one of our European distributors, compared to a net bad debt provision reversal of $0.6 million and $0.4 million, respectively, in the comparable periods of the prior year. Sales and marketing headcount increased 29% when compared to one year ago. These increases were partially offset by lower facility related costs because the leasehold improvements associated with our Ottawa facility reached the point of being fully depreciated late in 2005. The increase in sales and marketing expenses as a percentage of total revenues for the three and nine months ended September 30, 2006, compared to the same periods of 2005, reflects the higher expenses in 2006, which resulted in a twelve-percentage point increase in three months ended September 30, 2006 and a four-percentage point increase in nine months ended September 30, 2006. This effect was magnified for the nine months ended September 30, 2006, by a three-percentage point increase in sales and marketing expenses as a percentage of total revenues due to lower total revenues when compared to the same period of 2005. We intend to continue to focus on improving the productivity of the sales and marketing teams. As planned we added additional sales coverage, which should allow us to better execute on the opportunities we are seeing in both in the United States and abroad. We will continue to focus on our channels, with a view to providing the executive team time to focus on strategically growing the business. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our sales force in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We believe it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first nine months of 2006, the provision for doubtful accounts increased by $0.8 million due primarily to a provision recorded related to accounts receivable balances with one of our European distributors.

Operating Expenses—Research and Development

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
Research and development	$5.5	$4.0	$14.1	$12.6	38%	12%

Percentage of total revenues	23%	17%	21%	17%

Research and development expenses increased to $5.5 million for the third quarter of 2006 from $4.0 million for the same period in 2005, while research and development expenses increased to $14.1 million from $12.6 million for the nine months ended September 30, 2006 and 2005, respectively. Research and development expenses represented 23% and 21% of total revenues for the three and nine months ended September 30, 2006, respectively, compared to 17% in each of the comparable periods of 2005.

	Year over year change 2005 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Facilities related costs	$(0.2)	$(0.7)
Outside professional services	0.5	0.6
Staff related costs	1.2	1.6

	$1.5	$1.5

The increase in research and development expenses for the three and nine months ended September 30, 2006, when compared to the same periods in 2005, was primarily due to higher staff related costs ($0.7 million) and increased spending on outside professional contractors ($0.4 million), as a result of the Business Signatures acquisition. The increase in staff-related and contractor costs was also the result of an unfavorable shift in the exchange rates between Canada and the U.S., resulting in increased costs of $0.3 million and $0.9 million for the three and nine months ended September 30, 2006 when compared to the same periods in 2005, since the majority of these research and development expenses are denominated in Canadian dollars. In addition, staff-related costs were higher due to the recognition of stock option expenses in the first three quarters of 2006. These increases were partially offset by lower depreciation costs associated with our Ottawa facility. The increase in research and development expenses as a percentage of total revenues for the three and nine months ended September 30, 2006, compared to the same periods of 2005, reflects the higher expenses in 2006, which resulted in a six-percentage point increase in three months ended September 30, 2006 and a two-percentage point increase in nine months ended September 30, 2006. This effect was magnified by a two-percentage point increase in research and development expenses as a percentage of total revenues due to lower total revenues for the nine months ended September 30, 2006 when compared to the same period in 2005. We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2006	2005	2006	2005	Three Months Ended September 30	Nine Months Ended September 30
General and administrative	$3.4	$3.1	$10.7	$9.0	10%	19%

Percentage of total revenues	14%	13%	16%	12%

General and administrative expenses increased to $3.4 million and $10.7 million for the three and nine months ended September 30, 2006, respectively, from $3.1 million and $9.0 million for the comparable periods in 2005. General and administrative expenses represented 14% and 16% of total revenues for the three and nine months ended September 30, 2006, compared to 13% and 12% for the comparable periods in 2005.

	Year over year change 2005 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Facilities related costs	$(0.2)	$(0.2)
Outside professional services	0.1	0.6
Staff related costs	0.4	1.3

	$0.3	$1.7

The increase in staff-related costs in absolute dollars in the first three and nine months of 2006 compared to the same periods of 2005 was primarily due to deferred compensation plan costs and stock-based compensation expenses recognized under SFAS No. 123(R), as well as incremental reported costs resulting from the unfavorable shift in the exchange rates between Canada and the U.S. Also, additional legal expenses were incurred in connection with a patent infringement claim initiated by us earlier in 2006, which was the primary cause of the increase in outside professional services in the nine months ended September 30, 2006. General and administrative expenses as a percentage of total revenues increased for the three and nine months ended September 30, 2006 compared to the same periods of 2005, due mainly to the increase in recorded expenses, which accounted for one-percentage point and three-percentage points of the increase, respectively, This effect was magnified by a one-percentage point increase in general and administrative expenses as a percentage of total revenues due to lower total revenues for the nine months ended September 30, 2006 when compared to the same period in 2005. We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $319 thousand and $738 thousand for the three and nine months ended September 30, 2006, respectively, compared to $215 thousand and $600 thousand for the same periods in 2005. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $268 thousand and $302 thousand for the three and nine months ended September 30, 2006, respectively, compared to $19 thousand and $56 thousand for the same periods in 2005. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $217 thousand and $251 thousand, was recorded as a component of sales and marketing expenses for the three and nine months ended September 30, 2006, while $51 thousand was recorded as a component of cost of services and maintenance revenues for the three months ended September 30, 2006.

Restructuring Charges and Adjustments

During the first nine months of 2006, we made adjustments to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The current sublease was scheduled to end in December 2006. Although we had been monitoring the sublet market on an on-going basis, we had received an extension offer and had begun preparations for placing the facility on the market. These events caused us to revisit our estimated sublease recoveries at that time. We concluded that we needed to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. Subsequently, in the second quarter of 2006, we made a further adjustment to decrease the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility by $130 thousand, to reflect the fact that the building sublease was extended with the current subtenant to March 31, 2011 and the corresponding expected sublet lease recoveries. These adjustments were charged to the restructuring charges line in the condensed consolidated statement of operations.

Interest Income

Interest income was $363 thousand and $1.9 million for three and nine months ended September 30, 2006, respectively, compared to $600 thousand and $1.7 million for the same periods of 2005, representing 2% and 3% of total revenues for the three and nine months ended September 30, 2006, respectively, compared to 3% and 2% of total revenues for the same periods in 2005. The decrease in investment income for the third quarter of 2006 compared to the same period of 2005 was due to the funds invested in the acquisition of Orion and Business Signatures. The increase in investment income from the first nine months of 2005 to the same period of 2006 reflected improved interest rates experienced over the first nine months on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations, stock repurchases, to acquire long-lived assets during the last year and the acquisitions of Orion in the second quarter and Business Signatures in the third quarter. The funds invested decreased to $28.4 million at September 30, 2006 from $84.0 million at September 30, 2005. However, the rate of return on our marketable investments improved to approximately 5% in the first nine months of 2006 compared to a rate of return of approximately 3% in the same period of 2005.

Loss from Equity Investments

We recorded $51 thousand and $344 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the three and nine months ended September 30, 2006, respectively, compared to $210 thousand and $661 thousand for the three and nine months ended September 30, 2005, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as it was concluded that these investments had suffered an other than temporary decline in fair value.

Provision for Income Taxes

We recorded an income tax provision of $120 thousand and $309 thousand for the three and nine months ended September 30, 2006, respectively, compared to $286 thousand and $981 thousand for the same periods of 2005. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments and purchased product rights, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $6.9 million in operating activities during the nine months ended September 30, 2006. This cash inflow was primarily a result of a decrease in accounts receivable of $5.9 million, an increase in deferred revenue of $1.8 million, an increase in accounts payable and accrued liabilities of $2.4 million, and a decrease in prepaid expenses and other receivables of $1.4 million, partially offset by cash outflows resulting from a net loss after adjusting for non-cash charges of $4.4 million, and a decrease in accrued restructuring charges of $0.2 million. Our average days sales outstanding at September 30, 2006 was 58 days, which represents a decrease from the 70 days that we reported at June 30, 2006. The overall decrease in days sales outstanding from June 30, 2006 was mainly due to increased in-quarter collections due to improved sales linearity compared to the second quarter of 2006, combined with an increase in the allowance for doubtful accounts from the previous period. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first nine months of 2006, we used $40.3 million of our cash related to investing activities. Cash provided by net reductions in our marketable investments in the amount of $19.9 million was offset by the investment of $8.8 million in the acquisition of Orion, $50.2 million in the acquisition of Business Signatures, $1.0 million in property and equipment, primarily for computer hardware upgrades throughout our organization and $0.1 million in other long-term assets related to capitalized software development costs.

We used cash of $1.4 million in financing activities during the nine months ended September 30, 2006 primarily for the repurchase of our Common stock in the amount of $2.5 million and $0.6 million to repay long term liabilities, offset by $1.7 million of cash provided by the issuance of Common stock, of which $1.0 million related to the exercise of employee stock options.

As of September 30, 2006, our cash, cash equivalents and marketable investments in the amount of $28.4 million provided our principal sources of liquidity. Overall, we used $46.3 million and $54.0 million in cash, cash equivalents and marketable investments in the three and nine months ended September 30, 2006, respectively. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2006 to satisfy the obligations provided for under our restructuring program. However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

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

We did not repurchase any shares of our Common stock under this share purchase program during the third quarter of 2006. During the first nine months of 2006, we repurchased 703,000 shares of our Common stock for a total cash outlay of $2.5 million at an average price of $3.58, including commissions paid to brokers. As of September 30, 2006, we had repurchased 8,530,124 of the authorized 16,928,640 shares of our common stock under this program, for a total cash outlay of $33,610,000, at an average price of $3.94 per share, including commissions paid to brokers.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $25.7 million of accrued restructuring charges at September 30, 2006 through fiscal 2011, as detailed below. This amount is net of estimated sublet recoveries on restructured facilities of $12.7 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire in 2015. A summary of our contractual commitments at September 30, 2006 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations - currently utilized equipment and facilities	$22,128	$3,662	$7,791	$3,834	$6,841
Operating lease obligations - restructured facilities	31,665	6,628	20,301	4,736	—
Guaranteed payments to AmikaNow!	649	649	—	—	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	1,176	784	392	—	—

Total	$55,618	$11,723	$28,484	$8,570	$6,841

In addition to the lease commitments included above, we have provided letters of credit totaling $3.3 million as security deposits in connection with certain office leases.

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

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2006.

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

The following table presents the cash, cash equivalents and marketable investments that we held at September 30, 2006, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 months	3 to 6 months	> 6 months	> 12 months
Investments classified as cash and cash equivalents	$3,396	$—	$—	$—
Investments classified as short-term marketable investments	—	2,659	—

Total amortized cost	$3,396	$2,659	$—	$—

Fair value	$3,396	$2,655	$—	$—

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $1.5 million in the first nine months of 2006, when compared to the same period in 2005, due to fluctuations in the exchange rate between the United States and Canadian dollars.

In the past, when advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars during the third quarter of 2006, and no previously purchased foreign exchange contracts had extended past June 30, 2006. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars for the fourth quarter of 2006 or future periods.

Risk Associated with Long-term Strategic Investments

We invested in several privately held companies in 2000 and 2001 for business and strategic alliance purposes, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic investments as of September 30, 2006.

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

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. After this impairment, the remaining carrying value of our investment in Ohana at September 30, 2006 was $91 thousand.

Risk Associated with Equity Investments

In total we have invested $3.7 million in Asia Digital Media, representing an equity interest of approximately 44% in the issued common shares of Asia Digital Media at December 31, 2005. Asia Digital Media is a joint venture in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale in China any commercial product or service. Asia Digital Media has built, integrated, tested, and demonstrated the end-to-end solution within a lab environment and has put its first real subscribers into a live network as part of alpha trials. Asia Digital Media is currently working directly with cable operators and end users to refine its products for the market. If no such offerings are developed due to insufficient financial resources, inability to license required third party intellectual property, technical problems, or a lack of necessary governmental approvals, we could lose all or substantially all of our investment. In addition, if the demand for Asia Digital Media’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment.

We have recorded cumulative losses from our investment in Asia Digital Media of $1.0 million since the investment in the fourth quarter of 2004. During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. After this impairment, the remaining carrying value of our investment in Asia Digital Media at September 30, 2006 was $179 thousand.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In the third quarter of 2006, our three largest customers accounted for 28% of revenues. In 2005, 2004 and 2003, our three largest customers accounted in the aggregate for 31%, 32% and 29% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting for 23% of gross accounts receivable at September 30, 2006, compared to 39% of gross accounts receivable at September 30, 2005. No customer accounted for 10% or more of net accounts receivable at September 30, 2006. As of September 30, 2006, the total accounts receivable is $15.6 million, net of an allowance for doubtful accounts of $1.3 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 43% of our product revenue in the first nine months of 2006 and 55% of product revenue in fiscal 2005. The U.S. and Canadian governments represented 17% and 12% of total revenues, respectively, in the first nine months of 2006, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

A number of countries in the Asia/Pacific region have experienced outbreaks of SARS and/or bird flu in recent years. As a result of such an outbreak, businesses can be shut down temporarily and individuals can become ill or quarantined. Outbreaks of infectious diseases such as these, particularly in North America, Europe or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business or prospects. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

We have invested in technology companies in the start-up or development stage, particularly our investments in Asia, whose products and technology may not succeed, which may result in a loss of all or substantially all of our investment.

We have invested in several privately held companies, including Asia Digital Media and ADML Holdings, Ltd, including its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”). Most of these companies are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. These investments carry risks as a result of potentially conflicting objectives between the owners including, but not limited to, agreement on business plans, budgets, and key staffing decisions. In addition, these companies are subject to many other risks including technological risk, competitive risk, risks pertaining to governmental approvals, political risks, currency risks, funding risks and risks of end-user acceptance. If the demand for the technologies and products offered by these privately held companies materializes slowly, to a minimum extent, or not at all in relevant markets, we could lose all or substantially all of our investment in these companies, which would have an adverse effect on our business, financial condition and results of operations. In the first quarter of fiscal 2006, we concluded that expectations for Asia Digital Media and Ohana had not materialized and an impairment of the net carrying value of our investments in Asia Digital Media and Ohana was recorded in the amount of $2.4 million and $659 thousand, respectively. No further impairment of these investments has been recorded since that time.

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

We rely on partners to integrate our products with their products or to maintain adherence to industry standards so that our products will be able to work with them to provide enhanced security attributes. For example, our ability to provide digital signatures on Adobe forms is dependent upon Adobe continuing to allow Entrust to have access to their private Application Programming Interfaces in future releases. In addition, we have resale relationships with companies such as Critical Path, Safenet, Pointsec, Vericept and Sun Microsystems/Waveset. Inability to maintain these relationships could have a material adverse effect on our results of operations.

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

For example, in June 2006, we completed the acquisition of all of the issued and outstanding shares of the common stock of Orion, based in McLean, Virginia, and in July 2006, we completed the acquisition of all of the issued and outstanding shares of the capital stock and options of Business Signatures, based in Redwood City, California. While management expects to successfully integrate the newly acquired technology and operations, each of the above risks applies to these acquisitions.

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

Our charter and bylaws contain provisions, including a staggered board of directors that may make it more difficult for a third party to acquire us, or may discourage bids to do so. We think these measures enable us to review offers for our shares of Common stock to determine if they are in the best interests of our shareholders. These provisions could limit the price that investors might be willing to pay for shares of our Common stock and could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding voting stock. Our Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our outstanding voting stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (July 1, 2006 to July 31, 2006)	—	$—	—	8,398,516
Month #2 (August 1, 2006 to August 31, 2006)	—	—	—	8,398,516
Month #3 (September 1, 2006 to September 30, 2006)	—	—	—	8,398,516
Total	—	$—	—	8,398,516

(1)	On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. As of September 30, 2006, the Company had repurchased 8,530,124 of the authorized 16,928,640 shares of its common stock under this program, for a total cash outlay of $33,610,000, at an average price of $3.94 per share, including commissions paid to brokers.

During the third quarter of 2006, the Company completed the sale of 226,654 unregistered restricted shares of Common stock to an employee of the Company at a price of $2.98 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Contract of Employment between Entrust (Europe) Ltd and Andrew Pinder, dated October 29, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on November 2, 2006)*

10.2	Offer Letter of Entrust (Europe) Ltd to Andrew Pinder, dated October 29, 2006 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on November 2, 2006)*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: November 6, 2006	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Contract of Employment between Entrust (Europe) Ltd and Andrew Pinder, dated October 29, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on November 2, 2006)*

10.2	Offer Letter of Entrust (Europe) Ltd to Andrew Pinder, dated October 29, 2006 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on November 2, 2006)*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.