Form 10-K
period 2006-12-31
ENTRUST INC
filed 2007-03-13
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-24733

ENTRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1670648
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

ONE HANOVER PARK, SUITE 800

16633 DALLAS PARKWAY

ADDISON, TX 75001

(Address of principal executive offices & zip code)

Registrant’s telephone number, including area code: (972) 713-5800

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

As of June 30, 2006, there were outstanding 59,646,154 of Common Stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $3.41 per share on June 30, 2006, as reported on the Nasdaq Global Market, was approximately $160,664,193.

The number of shares outstanding of the registrant’s common stock as of March 7, 2007 was 60,394,788.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Entrust, Inc.’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on May 4, 2007 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

ENTRUST, INC.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including among other things, statements regarding Entrust’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to Entrust up to and including the date of this document, and Entrust expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Entrust’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations,” “Risk Factors—Certain Factors That May Affect Our Business” and elsewhere in this report. Readers should also carefully review the risks outlined in other documents that Entrust files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Entrust files in 2007.

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

PART I

ITEM 1. BUSINESS

Introduction

The demands on today’s enterprises and governments require ever-increasing extension outside their boundaries to interact with suppliers, customers, citizens and employees. Integrated supply chains, e-commerce, e-government and mobile employees are demanding business applications be open and available to them at all times. Since attacks on data are increasing in number and sophistication, along with the increased flow of sensitive information, this extended enterprise and government model is driving the increased need for securing digital identities and information.

As the information security market continues to mature, 2006 saw organizations move away from a reactionary position to more proactive actions. Accordingly, the way organizations view security and how to apply it to their businesses is evolving.

How identities are defined in today’s online environment is expanding. Once the concept of an identity applied only to an individual and organizations were concerned with determining who was on the other end of a transaction. Now, identities apply not only to individuals but also to the computers, servers, personal digital assistants and applications that they use. Authentication is no longer a one-way proposition; mutual authentication is vital to combating data theft and fraud. Phishing, man-in-the-middle attacks and the increasing sophistication of cybercriminals continue to erode consumer confidence online. Fortunately, a new technology has been developed to help boost consumer confidence and thwart malicious fraud attempts. Extended Validation (“EV”) SSL Server Certificates, for use with the next-generation of EV-aware browsers, are key to adding additional consumer confidence during online transactions.

Organizations continue to invest heavily in information security and the number of security projects continues to increase. What has changed is how organizations look at security. Increasingly, organizations are abandoning the “security as insurance” view of the last few years, and moving toward a more sophisticated layered security strategy based on risk. Security is now being applied based on the risk elements related to the data an organization holds and the transactions it conducts. In addition, organizations see a strong, layered security approach as a tool of enablement that promotes efficiency, interoperability and synergy between corporations, clients, customers, vendors and suppliers.

Simultaneously, public understanding of the risks to digital identities and information are driving organizations toward action. Malware, phishing, pharming, database breaches, laptop theft and man-in-the-middle attacks on personal identity information have created anxiety among consumers and citizens. Organizations are responding to customer fears by working to prevent the brand damage resulting from identity-related fraud and data breaches.

Meanwhile, legislators and regulators at the state, provincial and federal level have become involved, creating laws and regulations such as California SB1386, Gramm-Leach-Bliley, Basel II, UK Faster Payment Initiative and the FFIEC guidance on financial institution authentication. This has increased the pressure on organizations to mitigate these risks to identities and information.

Penalties resulting from brand damage and customer flight in light of a security breach can be expensive. When the stakes are so high, organizations have begun taking the security decisions out of the hands of users and building rules and policies designed to automate security. Layering security into applications based on automated rules and policies is helping to properly and consistently remediate risks.

About Entrust

Entrust, Inc. is a global provider of security software that protects and secures digital identities and information. Entrust operates in one business segment: the design, production and sale of security, encryption, policy and access management software products, and related services, for securing digital identities and information. As part of a strong, layered security strategy for both consumer and enterprise environments, Entrust software and associated services enable businesses and governments around the world to conduct high-value, highly sensitive transactions, over wired and wireless networks including the Internet, in compliance with today’s regulatory guidelines.

More than 1,550 customers have purchased and deployed the Entrust secure identity and information software solutions that integrate into the broad range of applications organizations use today to leverage Internet and enterprise applications to improve productivity. With more than 125 patents and patent applications pending, Entrust takes the initiative in authoring and driving industry standards through standards boards and technology forums.

To enforce and enhance the Company’s security solution product range in 2006, Entrust finalized a pair of key acquisitions in Business Signatures and Orion Security Solutions.

The acquisition of Business Signatures allowed Entrust to add the Zero Touch Fraud Detection platform to its suite of product solutions. Combined with Entrust’s award-winning authentication platform, Entrust IdentityGuard, Entrust was able to offer a comprehensive Zero Touch Fraud Detection and consumer authentication solution to its customers. This new offering is easy to implement, user-friendly and cost effective to deploy with the ability to evolve over time.

Orion Security Solutions was a leading supplier of public key infrastructure services (“PKI”) to defense-related governmental agencies such as the Department of Defense (“DoD”), United States Marine Corps (“USMC”) and the National Security Agency (“NSA”). Already a leader in providing identity and information security to the United States civilian government agencies, the acquisition added key defense agencies to the Entrust customer base. The addition extended the Company’s overall leadership in the United States government vertical.

CORPORATE STRATEGY

In 2006, Entrust continued to focus on key vertical and geographical markets, product transformation and innovation, customer deployments and service improvements. Entrust’s corporate priority in 2007 is to continue the momentum established in 2006 and grow the Company profitably by promoting layered security tactics in consumer and enterprise environments. To facilitate the achievement of this goal, Entrust plans to drive revenue growth by expanding markets for its new solutions, executing on vertical and geographical opportunities, increasing channels to market, keeping a tight hold on costs and remaining focused on customers.

Layered Security Strategies

Entrust supports the use of a strong, layered security strategy for both consumer and enterprise environments. When provided by a single vendor, this layered infrastructure promotes synergy, interoperability and cost savings.

The blueprint of an effective layered consumer security strategy consists of six different, yet equally important, levels of security that directly correlate to the type of risk involved.

The architecture uses a base layer of online security via Extended Validation SSL Certificates and expands to include authentication from Single Sign On, soft factors of authentication, grid cards, tokens, or even national identification cards. Once the several levels of authentication have been satisfied, additional real-time solutions step in to ensure that fraudulent transactions are not taking place. In addition, the transaction is protected and audited, regardless of whether it is in storage or in transit.

The layered enterprise security strategy is similar in design, offering unique levels of security based on the type and threat of the risk involved. Levels begin at simple workstation and network authentication and are followed by file, disk and removable media encryption; remote access authentication; network folder encryption; secure end-to-end and boundary messaging; and content control and policy-based encryption.

In support of the pair of layered strategies, Entrust offers three distinct solution platforms—Authentication, Transaction Monitoring and Information Protection—that host a range of dynamic, cost-effective products and solutions.

Authentication Platform

The Entrust Authentication Platform features the award-winning Entrust IdentityGuard and Entrust Authority Manager PKI solutions, which secure and protect the digital identities of consumers, citizens, government agents and corporate employees.

Entrust IdentityGuard gives Entrust a low-cost, second-factor solution for dealing with identity theft and phishing. Entrust IdentityGuard 8.1 expands Entrust’s offering to a full suite of solutions for consumer and enterprise authentication needs in the market.

To protect consumers online, Entrust Extended Validation SSL Certificates provide the first line of defense against phishing and man-in-the-middle attacks as part of a layered consumer security strategy. The new technology provides compatible browsers with clear, easy-to-understand trust indicators to help protect the consumer in the online channel.

In addition, Entrust GetAccess delivers a single entry and access point to Web portal information and applications. The solution serves as the springboard for Web services and provides authentication and authorization for XML and Web services data. Entrust GetAccess makes it possible for organizations to personalize services, content and data for the diverse needs of a varied user community.

Transaction Monitoring Platform

To guard against fraud attacks, the Entrust Transaction Monitoring Platform features the Entrust Risk Based Consumer Authentication solution, which relies on Entrust IdentityGuard and Entrust TransactionGuard to defend against fraud by layering authentication methods to the risk associated with individual transactions.

Also featured in the Authentication Platform, Entrust TransactionGuard monitors transactions and seeks fraudulent behavior and access patterns in the massive volumes of data generated by transactional Web sites. The solution examines this data and identifies potentially suspicious behavior and high-risk activities without impacting the user experience or system performance. It serves as a resource to protect consumers and help organizations defend and manage the risk associated with online services.

Information Protection Platform

The third pillar is the Entrust Information Protection Platform, which is designed to protect sensitive data, wherever it resides, from unauthorized access and inadvertent disclosure. The platform uses the Entrust Entelligence suite of solutions, which includes Entrust Entelligence Messaging Server for e-mail security; Entrust Entelligence Group Share for network folder encryption; Entrust Entelligence Disk Security for the protection and encryption of files, hard drives and removable media; and Entrust Authority for strong PKI implementations.

The Entrust Public Key Infrastructure portfolio provides authentication, encryption and digital certificate capabilities to the enterprise and government market place.

An industry first, Entrust Entelligence Group Share is an innovative network folder encryption solution, which offers never-before-seen capabilities that provide enterprises transparent, persistent and automatic encryption for network files and folders.

Entrust Web Mail Center and Entrust Messaging Server expand the Company’s offering in the fast-growing e-mail security market.

As a component of a unique partnership with the Vericept Corporation, Vericept Content 360º is a multi-protocol content control solution that provides visibility into how sensitive content is handled in an organization. Content 360º is designed to operate with Entrust Entelligence Messaging Server to help identify which messages should be encrypted before they leave the boundary of an organization. Together, content control powered by Vericept and Entrust automatic e-mail encryption provides an effective security solution for organizations to help mitigate the risks of information breach and protect corporate brand.

Key Portfolio Launches

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning policy and access management software solutions is demonstrated by several key distinctions the Company and its products received recently from leading organizations. Other highlights include:

•

Entrust IdentityGuard Token – The Entrust IdentityGuard Token is an easy-to-use, time-synchronous hardware token that can be deployed alone or in combination with other authentication methods and is automatically supported in the Entrust IdentityGuard multifactor authentication platform. This hardware token, which was launched at an industry-low price of $5 per unit, is designed to deliver all the security and reliability organizations expect from a physical security device, without the high price. This product was launched in February 2007 and is expected to be available in the first half of 2007.

•	Entrust IdentityGuard 8.1 Product Launch – In June 2006, Entrust updated their highly popular Entrust IdentityGuard product to support additional third-party authentication technologies, as well as offer hardware token support. A flexible, strong, risk-based mutual authentication platform, Entrust IdentityGuard 8.1 provides capabilities that enable organizations to choose from a range of authentication methods from a single solution. This was particularly significant for financial organizations that were faced with 2006 year-end compliance of the Federal Financial Institution Examination Council (“FFIEC”) guidance on authentication. More than five million licenses for Entrust IdentityGuard were shipped in 2006.

•

Entrust Entelligence Group Share Launch – November 2006 saw the launch of Entrust Entelligence Group Share, an industry-first network folder encryption solution. This cutting-edge technology offers persistent, transparent and automatic encryption for files or folders no matter where they are stored. Advanced audit capabilities make this an attractive solution for organizations concerned with data theft, as well as loss of customer data or intellectual property. This product is expected to be available in the first half of 2007.

•

Entrust TransactionGuard Launch – With the launch of Entrust TransactionGuard in 2006, Entrust was able to counter online fraud attacks by leveraging a software-based monitoring tool that looks for fraudulent behavior and access patterns. The solution rapidly translates the massive volumes of data streams generated by transactional Web sites into intelligible information about customer behavior.

•

HSPD-12 Solutions – Entrust announced solutions for the US Homeland Security Presidential Directive 12 (“HSPD-12”), which mandates the use of digital certificates on smartcards for all government employees and contractors.

•

GSA List of Approved SSPs – In December 2006, the Entrust managed PKI service made the General Services Administration (“GSA”) list of approved shared service providers. This status enables Entrust to help federal agencies reap the security benefits of PKI without having to maintain the certification authority (“CA”) themselves.

•

Vericept Partnership – In September 2006, Entrust and the Vericept Corporation, a leading provider of comprehensive compliance and content control solutions, announced a strategic partnership to deliver fully embedded e-mail encryption functionality in a content monitoring and control solution. Vericept’s technology was used in conjunction with Entrust Entelligence Messaging Server solution.

•

Integration with leading vendors – In 2006, Entrust achieved and extended integration with leading vendors, such as Microsoft, Research in Motion (RIM), PGP, Check Point, F5, Juniper Networks, Citrix, Trustgenix, Nortel, Adobe, Apple, Linux, Cyclone Commerce and Authentify.

Customers

As of December 31, 2006, Entrust had licensed software to more than 1,550 customers in more than 60 countries. These customers, in turn, have implemented Entrust software to securely deliver information and services to millions of business and consumer end-users. Entrust’s customers are Global 1500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations, as well as domestic and foreign government agencies.

Key customer announcements in 2006 include:

•	Aristex Health Solutions Inc. – In November 2006, the Canadian-based healthcare group selected Entrust IdentityGuard for strong protection of their online environment.

•	Ocean Systems, Inc. – The financial security vendor chose Entrust IdentityGuard for multifactor authentication for its customers in North America, Latin America and the Caribbean.

•	Vejle County (Denmark) – Selected Entrust IdentityGuard to provide strong authentication for remote access employees across several regions.

•

Expedia, Inc. – Announced in October 2006, one of the world’s largest travel companies chose Entrust for a strategic platform that secured employees, partners, customers and sensitive data via Entrust IdentityGuard, Entrust GetAccess and the Entrust Entelligence suite of solutions.

•	UK Ministry of Defence – Selected Entrust Authority Security Manager to enforce the agency’s strategy of centrally controlling policy to maintain a trusted network environment.

•	Banco Santander – In September 2006, announced the purchase of Entrust IdentityGuard for strong consumer authentication for the company’s online applications and portals.

•	US Bank – In August 2006, US Bank selected Entrust’s Zero Touch Fraud Detection solution to help assist with its 2006 year-end FFIEC compliance activities.

•

Singapore Government – To protect the information stored on chips within the new e-Passport technology, in August 2006 the Singapore government opted for Entrust Authority PKI to ensure the validity of each e-Passport issued.

•

Tokyo Institute of Technology – The Japan-based technical school looked to Entrust in July 2006 for Entrust Authority Security Manager, Entrust GetAccess and Entrust IdentityGuard to offer students secure Web services and provide security for physical and logical access via a comprehensive, integrated authentication platform.

•	Göteborg University – Announced in July 2006, the Scandinavian university selected Entrust IdentityGuard to protect records and information for 60,000 students and faculty.

•	Alaska Law Enforcement Information Sharing System (ALEISS) – Entrust IdentityGuard was chosen to provide another layer of user authentication for ALEISS-supported agencies to access Coplink system.

•	Bank of New Zealand – In April 2006, the bank announced the purchase of Entrust IdentityGuard to provide a second factor of authentication to its personal online banking customers.

•

Eurogiro Network A/S – Announced in March 2006, the global financial network chose Entrust Authority Security Manager for their second-generation public key infrastructure solution to provide security for transactions.

•

Victorian Business Master Key (VBMK) – In February 2006, the Australian-based Victorian state government project managed by the Department of Innovation, Industry and Regional Development, announced they would deploy the Entrust GetAccess solution to provide federated single sign-on (“SSO”) for businesses and citizens.

Services

The Entrust Professional Services team has demonstrated its experience worldwide by delivering innovative solutions utilizing both standard and customized Entrust products. Many of the Internet security industry’s most highly skilled and experienced engineers, security architects, and security consultants are members of the Entrust team. These experts have assisted the world’s governments and Global 1500 companies in addressing complex security issues with practical solutions. In the process, they have established an outstanding reputation for on-time delivery, exceptional quality and innovative approaches to complex business opportunities globally. In July of 2006, Entrust acquired Business Signatures to add fraud detection and monitoring capabilities to its solution set. The Entrust Professional Services Team has integrated and added support of these new solutions to its offerings. Each of the categories below (a-f) has added these capabilities.

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

Federal government. Entrust CygnaCom’s facilities were among the first to be accredited by the U.S. Department of Commerce, the National Institute of Standards and Technology, and the National Voluntary Laboratory Accreditation Program for information technology security testing against the federal cryptographic criteria (Common Criteria (ISO/IEC 15408)). In June of 2006, Entrust acquired Orion Security Solutions to add additional capabilities to the Entrust CygnaCom team.

(b)    Internet Security Consulting Service

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

(e)    Entrust Managed Services PKI

In April of 2006, Entrust launched a PKI Managed Service offering for both the public and private sectors. This offering leverages the world-class knowledge and expertise of the Entrust Professional Services staff, and the implementation and operation is handled by Entrust CygnaCom. In December of 2006, the service was certified by the General Services Administration (“GSA”) as a Shared Service Provider for the U.S. Federal Government. And on February 23, 2007, the GSA granted Entrust the Authority to Operate, which is the final government approval that allows shared service providers to offer PKI services within federal environments.

For customers looking to take advantage of the security benefits of PKI without managing the infrastructure themselves, the Entrust Managed Services PKI is a flexible, cost-effective alternative. Entrust’s best-of-breed PKI solutions are now available in an easy to manage and administer hosted offering. The Entrust Managed Services PKI is hosted in a comprehensive, multilayered secure environment with fully redundant infrastructures in two geographic locations. The Entrust Managed Services PKI enables customers to concentrate on growing their core business securely without the need to develop internal PKI expertise.

(f)    Training Services

Entrust Training serves customers, partners and employees. More than 5,000 customers, partners and employees have attended technical training. In these in-depth, hands-on sessions, attendees learn how to deploy, operate, administer, customize and/or support Entrust software solutions. Entrust also offers video based training for both general security and Entrust specific solutions. These high quality DVDs can be used in corporate training but can also serve as part or the entirety of a structured educational program.

SUPPORT

Entrust believes that the highest quality of customer and technical service delivery is crucial to its success, and Entrust service and support programs are key components of its commitment to offer the industry’s broadest set of enhanced Internet security services. Entrust is committed to be an industry leader in the area of support as it has become a key customer attribute in selecting a technology partner. Entrust has invested heavily in this area and the investment has paid off in the form of increased customer satisfaction and increased support and maintenance revenue.

Entrust’s three-tiered, global support program gives customers the flexibility to choose between proven service and support levels that align with business needs. In addition, customers can access an extranet for online self-service technical support.

SALES, MARKETING AND BUSINESS DEVELOPMENT

Sales

Entrust offers its products, solutions and services through a multichannel sales approach, reflecting the characteristics and buying behavior of the target markets covered. Entrust plans to continue to focus its marketing and sales efforts to capitalize upon the need for secure digital identities and information within both the enterprise and government markets. Entrust plans to utilize a prioritized combination of direct and indirect sales channels around the globe. Entrust believes that its direct sales force, working in conjunction with indirect channels offering complementary products and services, provides Entrust with a competitive advantage in responding to customer needs as they evolve. Entrust intends to deliver revenue growth in 2007 through its sales efforts in the following ways:

1)	increase the size of the direct channel;

2)	focus direct resources on North America and Europe and leveraging partners in non-core geographies. Entrust will have a strong focus on developing the market for its solutions in Asia;

3)	continue to developing strategic relationships with key channels to market, such as system integrators and system consultants, global and regional distributors and original equipment manufacturers or OEMs, and taking advantage of bundling or licensing opportunities with other technology manufacturers;

4)	improve product mix with higher percent of revenue from emerging growth products;

5)	growth in our core PKI solution through continued government penetration, increased SSL sales and the addition of our shared network folder product Entrust Entelligence Group Share;

6)	continue to increase the number of transactions to the existing customer base as well as new customer opportunities;

7)	raise Entrust brand awareness and the need for Entrust digital identity and information security solutions; and

8)	deliver increased services revenue by ensuring industry leadership standards for quality in our customer deployments and our product solutions.

See Note 19 to our consolidated financials statements located elsewhere in the Annual Report for more information regarding the geographic distribution of revenues earned.

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

INTELLECTUAL PROPERTY

The Company relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect the Company’s proprietary rights. The Company currently has a portfolio of over one hundred and twenty-five (125) patents and pending patent applications. During the past eighteen months the Company has filed intellectual property lawsuits against Addison Avenue Federal Credit Union (alleged patent infringement), Open Solutions Inc. (alleged patent infringement), and Corel Corporation (alleged copyright infringement). The Company intends to continue to seek opportunities to monetize its intellectual property assets through licensing and, when necessary, litigation.

Pursuant to patent cross-license agreements, the Company also licenses some of its patents to other corporations and, in return, receives rights from those corporations in respect to patents owned or licensable by such corporations. The Company is a licensee under patent cross license agreements with Nortel Networks Limited (Nortel) and Tumbleweed Communications Corp. The license with Nortel was entered into in connection with the Company’s spinout from Nortel. The Company is also a licensee in respect to certain individual patents that are not part of any cross licensing arrangement.

A very large proportion of the Company’s products incorporate technology that is licensed or purchased from third parties and, as such, a significant percentage of the Company’s revenues depend upon the availability of licensed or purchased technology. The Company uses a large number of open source software packages in its products. In general, these software packages are licensed to the Company on a no-charge basis without any representations or warranties as to performance or non-infringement of third-party intellectual property rights. Accordingly, if these open source packages are found to infringe or misappropriate any third-party intellectual property rights, the Company could potentially be held liable by such third parties and potentially by the Company’s customers pursuant to intellectual property indemnity obligations in the Company’s license agreements with such customers. In such a case, the Company would not have any recourse against the developer of such infringing or misappropriating open source software. Certain open source packages used by the Company, and in particular, certain components in the GNU Linux operating system, are licensed pursuant the GNU General Public License (the “GPL”). In certain instances, the terms of the GPL may require a licensee to make certain of that licensee’s own proprietary software available under the same terms as the GPL. As such, application of the GPL’s “viral” terms to a licensee’s own proprietary software could result in that proprietary software become available, at no charge, as open source software. The Company does not believe that any of its proprietary software is subject to the viral provisions of the GPL, however, the exact scope of these viral provisions has not been definitively established in any court actions and there is significant disagreement within the software industry about the actual scope of these viral provisions.

Some of the Company’s newer products incorporate or are based on hardware products and components that are supplied and assembled by third-party suppliers, and, as such, a portion of the Company’s revenues are based upon the availability of such products and components to the Company. For example, the Company now delivers some of its products in an appliance form factor. This means that products that were previously licensed as software only are now delivered on a hardware platform. These hardware platforms are generally commercially available rack-mountable servers. The Company is also in the process of introducing hardware-based one-time password (OTP) authentication tokens that use electrical devices mounted onto a circuit board. If the pricing of these third-party products, or components thereof, changes or if new suppliers are used, there may be a detrimental or positive impact on the competitiveness and/or availability of these Company products.

The amount and nature of the third-party technology used in the Company’s products varies between products. In general, and except as further discussed below, the Company’s products or other revenue generating activities (i) do not depend to a material extent on any one technology that is only available from a single source, (ii) do not depend to a material extent on any technology that would require a significant engineering effort to replace, or (iii) are not of a type that cannot be supplied by multiple vendors. Furthermore, except as further discussed below, the Company believes that due to market competitiveness, any change in vendors or in third-

party providers of technology will not have a material effect on the pricing or appeal of the affected Company product. To the extent that the Company uses hardware products or components for its products, the Company believes that these products and components are relatively standard and are readily available from multiple sources. For example, to the extent that the Company offers appliance-based products, the rack-mountable servers that it uses for those appliances can be replaced provided that the replacement server has sufficient processing power and memory to support the operation of the GNU Linux operating system and the Company applications and other applications that are supported by the current server. Given the number of hardware servers that now support GNU Linux and its associated applications, the Company believes that it would be able to find a satisfactory replacement from a technical perspective. To the extent that the Company uses various hardware components for the OTP tokens, the Company believes that the electrical devices being used within these OTP tokens are sufficiently generic that suitable technical substitutes could be obtained within reasonable timeframes.

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

Another example of a technology that could potentially be difficult to replace is the GNU Linux operating system. The GNU Linux operating system is used as the underlying operating system for a number of the Company’s appliance-based products. If the GNU Linux operating system was no longer available to the Company, or was to become available to the Company only under terms and conditions that were unacceptable to the Company, then the Company would need to seek a replacement operating system for its appliance-based products. The transition to such a replacement operating system could be lengthy and costly because of the need to potentially modify various Company applications that previously ran on the GNU Linux operating system so that they could run on the replacement operating system. Such a transition might also involve incremental royalty costs if the royalties for the replacement operating system exceeded those that the Company is paying for the variant of GNU Linux that it is currently using. It is also possible that the Company might have to replace other third-party applications with which Company applications currently interoperate if such third-party applications are not supported on any replacement operating system that might be selected by the Company. If this were the case, this need to replace these third-party applications could increase the re-engineering effort and might result in the need to license commercial packages with attendant royalty obligations.

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

EMPLOYEES

As of December 31, 2006, Entrust had 503 full-time employees globally. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

CORPORATE INFORMATION

Stockholder Information:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, IL 60602

USA

Phone: (312) 588-4993

Fax: (312) 601-4350

Independent Registered Public Accounting Firm:

Grant Thornton LLP

1717 Main Street, Suite 1500

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

Our revenues and operating results have varied in the past and may continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or the guidance that we provide, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	reduced capital expenditures and operating budgets for software, especially within our critical vertical markets;

•	length of sales cycles associated with our product offerings;

•	the timing, size and nature of our licensing transactions;

•	the increased dependency on partners for end user fulfillment;

•	market acceptance of new products or product enhancements by us;

•	market acceptance of new products or product enhancements by our competitors;

•	the relative proportions of revenues derived from licenses and services and maintenance;

•	the timing of new personnel hires and the rate at which new personnel become productive;

•	changes in pricing policies by our competitors;

•	changes in our operating expenses;

•	fluctuations in foreign currency exchange rates;

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2006, 2005 and 2004, our three largest customers accounted in the aggregate for 28%, 31% and 32% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues, which may be, but not necessarily, mitigated by higher volume of lower dollar transactions.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting in the aggregate for 22% of gross accounts receivable at December 31, 2006, compared to 36% of gross accounts receivable at December 31, 2005. No customer individually accounted for 10% or more of net accounts receivable at December 31, 2006. As of December 31, 2006, the total accounts receivable is $21.1 million, net of an allowance for doubtful accounts of $1.5 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 39% of our product revenue in 2006 and 55% of product revenue in 2005. The U.S. and Canadian governments represented 15% and 10% of total revenues, respectively, in 2006, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

We do aggressively defend and/or enforce our intellectual property rights. However, our inability or failure to protect our proprietary rights could have a significant adverse effect on our business, financial condition or results of operations, while actions taken to enforce our intellectual property rights could substantially increase our quarterly expenses.

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

We may lose suppliers whose loss could adversely affect our ability to sell our products.

Some of the Company’s newer products incorporate or are based on hardware products and components that are supplied and assembled by third-party suppliers, and, as such, a portion of the Company’s revenues are based upon the availability of such products and components to the Company. If the pricing of these third-party products, or components thereof, changes or if new suppliers are used, there may be a detrimental or positive impact on the competitiveness and/or availability of these Company products.

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

ITEM 2.    PROPERTIES

Entrust’s U.S. headquarters, including executive offices and administrative facilities, is located in Addison, Texas at One Hanover Park, Suite 800, 16633 N Dallas Parkway, where Entrust leases office space. Entrust’s Canadian headquarters is located in Ottawa, Ontario, Canada, where Entrust leases office space. Entrust also leases office space in Santa Clara, California, Redwood City, California, McLean, Virginia and Tokyo, Japan. Entrust’s Europe, Middle East and Africa operations are headquartered in office space that it leases in Reading, England and Munich, Germany. The Santa Clara property is no longer in use by the Company.

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

On February 21, 2007, Entrust, Inc. (“Entrust”) filed a patent infringement lawsuit against Open Solutions Inc. in the United States District Court for the District of Delaware. The lawsuit alleges infringement of Entrust’s U.S. patent 5,712,627. Entrust is seeking damages for patent infringement, including treble damages for willful infringement, as well as injunctive and other relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2006.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information provided below is as of March 13, 2007. The executive officers and directors of Entrust are as follows:

Name	Age	Position
F. William Conner	47	President, Chief Executive Officer and Chairman of the Board
David Wagner	42	Senior Vice President, Chief Financial Officer
Kevin Simzer	40	Senior Vice President, Chief Marketing Officer
Sam Morcos	47	Senior Vice President, Sales & Services
Peter Bello	44	Senior Vice President, General Manager of U.S. Federal
Andrew Pinder	59	Senior Vice President, EMEA & Global Government Sales Strategy
Butler C. Derrick, Jr.	70	Director
Michael P. Ressner	58	Director
Douglas Schloss	48	Director
Jerry C. Jones	51	Director
Ray W. Washburne	46	Director
Terdema Ussery II	47	Director
Michael E. McGrath	57	Director

F. William Conner, age 47, has served as Entrust’s President and Chief Executive Officer since April 2001 and as Chairman of the Board from October 1998 to May 2000 and from January 2002 to the present. He has been on the board of directors since July 1997. He has been credited with leading the corporate turnaround of Entrust. He has been highlighted in such publications as The Wall Street Journal, Washington Post and the Financial Times as a knowledge leader in the fight against cyber crime and identity theft. Mr. Conner has been a leader in the effort to elevate information security to a corporate governance issue and fashion a public-private partnership to protect America’s critical infrastructure. He launched and co-chaired the Business Software Alliance Information Security Governance Task Force, which released a security management framework in April 2003. He also co-chaired the National Cyber Security Partnership’s Corporate Governance Task Force, which released its information security governance framework in April 2004. He has been recognized as one of the Federal Computer Week’s Federal 100—the top executives from government, industry and academia who had the greatest impact on the government information systems community in 2003. In 2003, Mr. Conner received the Corporate CEO Award as part of the annual Tech Titans Award program.

From November 1999 to April 2001, Mr. Conner served as President, Enterprise Networks and eBusiness Solutions of Nortel Networks, a global Internet and communications company, where he led the turnaround of the Enterprise business while redefining and delivering ebusiness applications. From September 1998 to October 1999, he served as the first Chief Marketing Officer of Nortel Networks, leading the effort to reposition the company as a global leader in building the high-performance Internet and was recognized as “Marketer of the Year” in High Tech. From 1992 to September 1998, Mr. Conner held a number of key executive leadership positions at Nortel Networks, including President of its first data business, that lead to the acquisition of Bay Networks, Executive Vice President of Nortel Networks’ Enterprise Networks Business and a variety of other key leadership positions in sales and marketing.

Mr. Conner graduated from Princeton University with a bachelor’s degree in Mechanical Engineering. He also earned a master’s degree in Business Administration from the Wharton School of the University of Pennsylvania.

David Wagner, age 42, has been our Senior Vice President and Chief Financial Officer since April 2003. He joined Entrust in 1996 as Controller when he helped guide the Company through a private placement and on to becoming a public entity. His broad experience at Entrust includes significant involvement in all of the organization’s public offerings and cross-functional responsibilities both in finance and operations. Prior to his appointment as Chief Financial Officer he served as the Company’s Vice President, Controller & Treasurer since 1999. Prior to joining Entrust, he held various finance and accounting positions at Nortel Networks from 1991 through 1995 and at Raytheon Systems from 1982 to 1991. Mr. Wagner is a graduate of The Pennsylvania State University where he received an undergraduate degree in Accounting and a masters of Business Administration.

Kevin Simzer, age 40, has been our Senior Vice President and Chief Marketing Officer since June 2003. He is responsible for all aspects of marketing globally including product management, marketing and business development. He also leads research and development efforts for Entrust. With over 19 years of experience in the software development industry, Mr. Simzer has held a variety of executive roles. His career began at Bell Northern Research, Nortel’s research and development arm, working in several organizations all focused on the software for large-scale telephone switching systems. Key projects include the world’s first telephone switching system supporting Integrated Services Digital Network and a highly scalable distributed system built using Advanced Intelligent Networking technology. Mr. Simzer completed his undergraduate studies in Computer Engineering from the University of Ottawa and St. Lawrence College. In addition, Mr. Simzer earned a master’s degree in Business Administration from Queen’s University in Kingston, Ontario, Canada.

Sam Morcos, age 47, has been our Senior Vice President, Sales & Services since January 2006. He is responsible for sales of Entrust products and services. Mr. Morcos joined Entrust in 1997 as Director of Worldwide Channel Programs. He was promoted to Vice President, Asia Pacific & Latin American Sales, in 1999. In 2002, Mr. Morcos left Entrust to be a part of the new executive team for a startup called Klockwork, Inc. In 2003, Mr. Morcos returned to Entrust as Vice President Operations, Asia Pacific. In 2005, he became Vice President Operations, Asia Pacific and Latin America. Mr. Morcos was promoted to Senior Vice President, Sales for Entrust in May 2005, and as of January 2006, he took over the sales and services teams as the Senior Vice President, Sales & Services. Prior to joining Entrust, Mr. Morcos held a variety of positions over his nine-year career at Digital Equipment Corporation. Mr. Morcos holds an MBA, International Business & Finance, from York University, an MS, Instrumentation Physics from the University of Utah, and a BSc., Honours Applied Physics, from the University of Waterloo.

Peter Bello, age 44, is the Senior Vice President, General Manager of U.S. Federal. He has responsibility for our U.S. Federal Sales team, Government Relations, as well as CygnaCom Solutions, a wholly owned subsidiary of Entrust. Mr. Bello has 21 years in the industry, and is noted for his strong combination of technical and business acumen. Mr. Bello joined Entrust as Director of North American Professional Services in February of 1998 to help build the professional services practice and organization. He successfully grew the North American Professional Services from a start up to a $6 million business over a 4 year period. Mr. Bello was promoted to Vice President, North American Professional Services with additional responsibilities for Latin America and Asia Pacific. He joined CygnaCom Solutions as President in March of 2002. CygnaCom Solutions has been providing professional information security services and cryptographic solutions to government and business clients since 1994. This business includes US Federal government accredited security test laboratories. Prior to joining Entrust, Mr. Bello held various positions of increased responsibility at Nortel Networks from 1985-1998 in the areas of engineering, technical support, marketing, and order management. He graduated from Rensselaer Polytechnic Institute with BS in Electrical Engineering.

Andrew Pinder, age 59, is the Senior Vice President, EMEA & Global Government Sales Strategy. Prior to joining the Company as an Executive in October 2006, Mr. Pinder served on the Entrust Board of Directors from July 2004 until October 2006. As the United Kingdom’s e-Envoy, Mr. Pinder spearheaded the Prime Minister’s directive to bring Internet access to all British citizens and businesses by 2005. He was also responsible for forging stronger information networks in the British government and for enabling the U.K. to be a recognized leading e-Government and a leader in e-Business. Mr. Pinder was awarded the Commander of the Order of the

British Empire (CBE) in HM the Queen’s New Year’s Honours list for his services to the Cabinet Office. He is also a non executive director of United Utilities PLC and its subsidiary Vertex Data Sciences Ltd., both of the United Kingdom. Before his appointment as e-Envoy in 2001, Mr. Pinder was a partner in a venture capital firm and carried out a number of management consultancy assignments for the British government. Previous executive leadership roles include positions as the head of European Operations and Technology at Citibank, Director of Operations and Technology at Prudential Corporation, and as Director of Information Technology at the Office of Inland Revenue.

Butler C. Derrick, Jr., age 70, has been a Director of the Company since May 1999. Since February 2004 Mr. Derrick has been the managing partner of Nelson, Mullins, Riley and Scarborough LLP. From August 1998 to February 2004, Mr. Derrick was a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C.. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C.. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

Jerry C. Jones, age 51, has served on the Entrust Board of Directors since December 2003. He serves as Acxiom Corporation’s Business Development and Legal Leader. At Acxiom, he is responsible for the legal team, leads the strategy and execution of mergers and alliances, and assists in other strategic initiatives. Mr. Jones came to Acxiom in March 1999 from the Rose Law Firm in Little Rock, Arkansas, where for 19 years he specialized in problem solving and business litigation. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor’s degree in Public Administration from the University of Arkansas.

Michael P. Ressner, age 58, has been a Director of the Company since May 1999. From January 2001 to December 2002, Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, he served as Vice President of Finance of Nortel Networks’ Enterprise Solutions group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, he held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves on the Board of Directors of Magellan Health Services, Tekelec, Arsenal Digital Solutions (a private company) and Exide Technologies.

Douglas Schloss, age 48, has served on the Board of Directors of the Company since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He is currently the Chairman of the Board of SCO Family of Services, a New York City based social services agency which is one of the ten largest social services agencies in the United States and the largest in New York City. He is also on the Board at St. Paul’s School in Concord, New Hampshire. He has served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

Ray W. Washburne, age 46, has served on our Board of Directors since June 2006. Since 1990, he has been the chairman and CEO of Charter Holding. He also serves on the board of directors for the M Crowd Restaurant Group, a company he co-founded in 1991. In addition, he is on the advisory board for Colonial Bank Texas and the Dallas Citizens Council. He is a graduate of Southern Methodist University and serves on the school’s 21st Century Counsel. He is also an adjunct professor at the university’s Cox School of Business. He is an active member of the Dallas Citizens Counsel, the Dallas Assembly, the Texas Lyceum and the Dallas chapter of the Young Presidents’ Organization.

Terdema Ussery II, age 47, has served on the Board of Directors since December 2006. Since 1996, he has served as the Dallas Mavericks president and CEO and was a catalyst in the organization’s resurgence, including increased corporate sponsorship, ticket sales, television revenues and community impact under his direction. He is also the CEO for HDNet where he spearheaded the launch of the network, one of the world’s first all-high-

definition television stations and negotiated the channel’s first content and distribution agreements. Prior to these two positions he served as president of Nike Sports Management. Prior to his post at Nike, he also served as commissioner of the Continental Basketball Association (CBA). He is a graduate of Princeton and has a master’s degree from the John F. Kennedy School of Government at Harvard and a law degree from Cal-Berkeley.

Michael E. McGrath, age 57, has served on the Board of Directors since February 2007. Mr. McGrath currently holds the title of president and chief executive officer at Dallas-based i2 Technologies Inc. and serves on the company’s board of directors. In 1976, Mr. McGrath co-founded Pittiglio Rabin Todd & McGrath (PRTM) and served as its president and CEO until his retirement in July 2004. During the last decade, PRTM grew to be one of the larger and most successful management consulting firms in the world. Mr. McGrath is recognized as an expert in product development and product strategy. Mr. McGrath holds a bachelor’s degree in computer science and management science from Boston College and a master’s degree in business administration from Harvard Business School.

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

	High	Low
2005

First Quarter	$4.45	$3.28
Second Quarter	5.37	3.34
Third Quarter	6.63	4.77
Fourth Quarter	5.66	3.96

2006
First Quarter	$5.06	$3.50
Second Quarter	4.56	2.79
Third Quarter	3.66	2.65
Fourth Quarter	4.43	3.29

2007
First Quarter through to March 7	$4.60	$3.67

As of March 7, 2007, we had approximately 627 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

The graph below compares the cumulative 5-year total return of holders of Entrust, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	7,333,220	$5.07	2,401,366
Equity compensation plans not approved by security holders	8,856,045	4.97	104,801

Total	16,189,265	$5.01	2,506,167

(1)	This table excludes an aggregate of 37,048 shares issuable upon exercise of outstanding options assumed by the Company in connection with the Company’s acquisition of enCommerce, Inc. in June 2000. The weighted-average exercise price of the excluded options is 5.92.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2006, 2,401,366 shares under the Entrust, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), may instead be issued in the form of restricted stock awards and other stock-based awards, including shares based upon certain conditions, securities convertible into Common Stock and stock appreciation rights.

On August 1, 2003 the Company’s 1998 Employee Stock Purchase Plan was discontinued. Prior to such termination 173,891 shares were issued under such plan in 2003.

On March 15, 2006, the Board of Directors adopted resolutions, subject to stockholder approval, to approve entry into the Entrust, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the stockholders of the Company on May 5, 2006, resulting in the termination of the Amended and Restated 1996 Stock Incentive Plan, the enCommerce, Inc. 1997 Stock Option Plan, as amended and restated, and the 1999 Non-Officer Employee Stock Incentive Plan, as amended (together, the “Prior Plans”), with no further grants being permitted under the Prior Plans, provided that, this termination of the Prior Plans will not affect awards that are outstanding under the Prior Plans.

As part of the acquisition of Business Signatures, the Company assumed the obligations of Business Signatures under its 2002 Stock Plan (“BSC 2002 Plan”). Under this plan, the Company assumed options to purchase 1,792,092 shares of Business Signature Common stock in exchange for options to purchase 1,150,590 shares of the Company’s Common stock.

Repurchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Entrust, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2006 to October 31, 2006)	—	—	—	8,398,516

Month #2 (November 1, 2006 to November 30, 2006)	—	—	—	8,398,516

Month #3 (December 1, 2006 to December 31, 2006)	—	—	—	8,398,516

Total	—	$—	—	8,398,516

(1)	On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of Common shares is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. As of December 31, 2006, the Company had repurchased 8,530,124 of the authorized 16,928,640 shares of its common stock under this program, for a total cash outlay of $33,610,000, at an average price of $3.94 per share, including commissions paid to brokers.

ITEM 6. SELECTED	FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$35,487	$34,216	$29,295	$30,974	$44,734
Services and maintenance	59,696	63,912	61,662	56,920	58,013

Total revenues	95,183	98,128	90,957	87,894	102,747

Cost of revenues:
Product	7,579	5,153	4,149	5,341	5,281
Services and maintenance	29,279	30,495	29,105	29,825	32,073
Amortization of purchased product rights	1,075	802	384	568	1,136

Total cost of revenues	37,933	36,450	33,638	35,734	38,490

Gross profit	57,250	61,678	57,319	52,160	64,257

Operating expenses:
Sales and marketing	33,888	28,534	26,322	34,985	44,128
Research and development	19,857	16,439	17,266	22,566	24,151
General and administrative	14,340	11,534	12,569	13,143	14,840
Impairment of goodwill, purchased product rights and other purchased intangibles	—	—	—	1,134	—
Restructuring charges and adjustments	2,765	—	—	13,623	(1,079)

Total operating expenses	70,850	56,507	56,157	85,451	82,040

Income (loss) from operations	(13,600)	5,171	1,162	(33,291)	(17,783)

Other income (expense):
Interest income	2,177	2,357	1,281	1,680	3,346
Foreign exchange gain (loss)	(249)	(62)	433	(431)	(72)
Loss from equity investments	(445)	(760)	(1,111)	(603)	(602)
Gain on sale of asset	—	200	—	—	—
Realized gain (loss) on investments	—	—	—	—	(220)
Write-down of long-term strategic and equity investments	(3,016)	—	—	(2,780)	(1,238)

Total other income (expense)	(1,533)	1,735	603	(2,134)	1,214

Income (loss) before income taxes	(15,133)	6,906	1,765	(35,425)	(16,569)
Provision for income taxes	284	532	687	441	1,350

Net income (loss)	$(15,417)	$6,374	$1,078	$(35,866)	$(17,919)

Net income (loss) per basic share	$(0.26)	$0.10	$0.02	$(0.56)	$(0.28)
Net income (loss) per diluted share	$(0.26)	$0.10	$0.02	$(0.56)	$(0.28)
Shares used in basic per share computation	59,877	60,834	62,976	63,588	64,946
Shares used in diluted per share computation	59,877	62,517	64,202	63,588	64,946

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$22,527	$82,453	$97,368	$92,289	$118,023
Working capital	(2,512)	69,495	75,164	47,188	73,367
Long-term marketable investments	—	—	1,951	12,379	13,423
Total assets	127,816	130,449	145,883	148,752	189,571
Shareholders’ equity	59,220	69,108	75,994	80,672	117,865

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We are a global provider of software that secures digital identities and information. Over 1,550 enterprises and government agencies in more than 60 countries use our solutions to help secure the digital lives of their citizens, customers, employees and partners. Our proven software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and loss of intellectual property into business opportunities.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to install, support and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in the Internet security field, Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of our products, geographic representation, and customer segments. We continue to drive revenue in our key products.

On July 19, 2006 we acquired Business Signatures Corporation (“Business Signatures”). Business Signatures is a provider of zero touch fraud detection solutions. Unlike other fraud detection solutions, the Business Signatures eFraud™ product provides a real time fraud detection capability that requires no changes to the business application. Organizations can rapidly deploy the solution and begin passively monitoring user activity—quickly identifying and responding to suspicious behavior. This capability also allows for sophisticated fraud analytics to be performed to identify and respond to evolving threats. The zero touch nature of the eFraud product helps allow organizations to take advantage of these capabilities in a fraction of the time compared to other approaches.

With the addition of Business Signatures, Entrust now has three key platforms, Authentication, Transaction Monitoring and Information Protection. We now have a unique end-to-end platform for securing digital identities and information. This end-to-end software platform is easy to implement, user friendly and cost effective with the ability to evolve over time and grow with our customers needs.

Two of Entrust’s platforms, Authentication and Transaction Monitoring, come together to provide a new level of assurance for both internal and external parties, through Risk-Based Authentication.

As we all know, every transaction is not created equally. An online banking customer that only views their account balances is performing a very different level of transaction than someone that is transferring $10,000 out of their account, or adding new bill payees. In every transaction the level of risk grows as the dollar value of the transaction grows. Risk Based Authentication allows for the proper level of security to be implemented based on the sensitivity of any given transaction. Entrust offers a range of authentication capabilities with its authentication platform so that specific methods can be used with specific users and applications. First steps can be as simple as deploying SSL certificates or user name and password. Entrust has long played a key role in this market space through our SSL and single sign-on products.

Risk Based Authentication however goes much deeper than SSL and Single Sign-on. Risk Based Authentication is having the ability to judge each individual transaction on its own merits driven by policy level decisions on the level of risk associated with certain transactions. With Entrust’s Risk Based Authentication solution, transactions can be monitored in real time and then a determination can be made on the level of security required for that transaction. This solution combines Entrust IdentityGuard and Entrust TransactionGuard. This combined offering is a modern architecture for consumer authentication which has a layered approach of non-invasive anomaly detection and selective intervention with minimal impact on the user experience.

At the end of 2006, financial institutions in the United States needed to offer stronger security measures for online customers according to the Federal Financial Institutions Examination Council’s (“FFIEC”) guidance. The financial institutions want the easiest and most cost effective solution. We are well positioned with a wide portfolio that allows the financial institutions to start with an easy, cost effective solution to meet the initial requirements and then utilize our full Risk Based Authentication platform to provide additional layers of security in the coming years.

Product Category Financial Metrics:

•

Emerging growth products (IdentityGuard, Boundary Messaging, and Fraud Detection) accounted for $3.9 million in Q4, 2006, or 31% of product revenue, up 15% from $3.4 million in Q3, 2006 and up 290% from $1.0 million in Q4, 2005. For the full year ending 2006 Emerging growth products reached $9.5 million, an increase of 186% over 2006, accounting for 27% of product revenue.

•	PKI products accounted for $8.1 million in Q4, 2006, or 63% of product revenue, up 98% from $4.1 million in Q3, 2006 and up 7% from $7.6 million in Q4, 2005.

•	Single sign-on products accounted for $0.8 million in Q4, 2006, or 6% of product revenue, down 38% from $1.3 million in Q3, 2006 and up 60% from $0.5 million in Q4, 2005.

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

We market and sell our products and services in both the enterprise and government market space. In 2006, 39% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In fact, Entrust now counts 10 of the top 11 e-governments, as outlined by this year’s Accenture report, as customers.

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

Large government projects involve government bureaucracies, large system integrators and differing technical requirements. In order to help us better navigate through these opportunities, we have bolstered our government team with addition of Andrew Pinder, the former e-Envoy for the government of the United Kingdom. During Andrew’s tenure as e-Envoy, the UK received acclaim for becoming a leading e-government and e-business leader. Andrew brings a wealth of additional experience as he served as the head of European Operations and Technology at Citibank. He also held positions as the Director of Operations and Technology at Prudential Corporation and as Director of Information Technology at the Office of Inland Revenue in the UK. Andrew will help lead our global government efforts on projects such as the move to ePassports, national ID cards and securing citizen identities and information. Andrew is joining Entrust as Senior Vice President, Government Solutions, reporting to the CEO. Previously, Andrew had served on our board of directors.

In 2006, 61% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In the fourth quarter of 2006, financial services revenue increased 100% from the previous quarter and 95% from a year ago. Financial institutions are focused on FFIEC and other global compliance regulations, which we believe drove demand for our Risk Based Authentication and messaging solutions.

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

Entrust for years has been a leader in securing digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication solution. We now have 288 pilots under way for IdentityGuard. In Q4 2006, IdentityGuard accounted for $2.0 million dollars of product revenue. IdentityGuard’s low cost relative to hardware, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

Entrust has a goal to develop new channels to market, in addition to our direct sales force. In Q4, 2006, 23 of our 108 transactions were fulfilled through partners, helping us achieve our revenue increase. This success was driven by North American channel partners, which now totals 51 in the TrustedPartner Program.

In April 2006, Entrust introduced a Managed PKI service. This service was launched in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. Our managed service offering will allow our customers the flexibility to now have our market leading technology delivered in an outsourced service model. In December 2006, the Entrust managed PKI service made the General Services Administration (“GSA”) list of approved shared service providers. This status enables Entrust to help federal agencies reap the security benefits of PKI without having to maintain the certification authority (“CA”) themselves. This is not our first entrance into the services arena. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business, which increased over 22% in 2006. With the introduction of the new Extended Validation SSL Certificates we should be able to grow this business at least that same rate in 2007. Our new Managed PKI Service offering will give us access to a new market of customers that can help us drive both additional license revenue, as well as new ratable services revenues.

Entrust in the past has relied significantly on large deals in each quarter. We have over the past few years reduced this dependence, but they remain a significant portion of our product revenue on a quarterly basis. Our software revenue from our top five customers in Q4, 2006 was approximately 16% of our total revenue in that quarter and we had two product deals over $1 million and one deal that contributed $1.0 million to total revenue in the quarter. These numbers were within our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. We continue to be impacted from time to time on our software revenue by the timing of our customers’ buying process, which may include proof of concepts, senior management reviews and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

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

BUSINESS OVERVIEW

During 2006, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $95.2 million represented a 3% decrease over 2005, and consisted of 37% product sales and 63% services and maintenance. Services and maintenance revenues decreased 7% over 2005, due to decreased demand for both consulting services and support and maintenance services, while product revenues increased 4% from 2005, primarily driven by an improved product transaction closure rate compared to 2005, despite a lower average purchase value compared to 2005. Net loss in 2006 was $15.4 million, or $0.26 per share, compared to a net income of $6.4 million, or $0.10 per share in 2005, with total expenses increasing 17% to $108.8 million in 2006, due in part to the $2.9 million adjustment to our restructuring accrual related to our California facility and $4.3 million of equity compensation expense related to stock options. In addition, we recorded a write-down of $3.0 million related to our investments in Asia Digital Media and Ohana. We generated $4.3 million in cash flow from operations in 2006, compared to net cash used in operations of $1.5 million in 2005. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 27% of product revenue, which is an increase of 186% from 2005. Entrust PKI Products accounted for 65% of product revenue, which is a decrease of 15% from 2005. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 22% over 2005. Entrust Single Sign-On Products accounted for 8% of product revenue, which is a decrease of 24% from 2005. Overall, Extended Government accounted for 39% and Extended Enterprise accounted for 61% of the product revenue in 2006. The financial services sector of the Extended Enterprise vertical accounted for approximately 31% of 2006 product revenues, an increase of 95% over 2005, driven by increased demand for multi-factor authentication, zero touch fraud detection and boundary messaging.

Other highlights from 2006 included:

•

The average purchase size in 2006 was $89,000, which was a decrease from $99,000 in 2005. Total transactions in 2006 reached 324, which is up 11% from 292 transactions in 2005. We added 81 new customers in 2006, compared to 80 new customers in 2005.

•	Deferred revenue was $23.6 million, which is an increase of $2.7 million or 13% from 2005.

•

Entrust IdentityGuard revenue (included in the Emerging Growth Products revenue) achieved $5.4 million of product revenue, compared with $2.0 million of revenue in 2005, a 166% increase. Entrust IdentityGuard transactions reached 91 in 2006, up from 29 in 2005. Entrust IdentityGuard pilots and trials reached 288 by the end of 2006. In the fourth quarter of 2006, U.S. Bank became Entrust’s first Risk Based Authentication customer with its initial purchase of Entrust IdentityGuard.

•	Entrust’s Boundary Messaging product revenue was $2.9 million (included in the Emerging Growth Products revenue) in 2006, which is an increase of 111% over 2005.

•	As part of our share purchase program, we purchased 703 thousand shares in 2006 for $2.5 million at an average share price of $3.58.

•

We acquired Business Signatures, a leading supplier of Zero Touch Fraud Detection solutions that provide non-invasive real time online fraud detection capability and that require no change to business applications, based in Redwood City, California. We also acquired Orion Security Solutions, a leading supplier of PKI to defense-related governmental agencies. As we are already a leader in providing identity and information security to the United States civilian government agencies, this acquisition adds key defense agencies to the Entrust customer base.

•

We ended 2006 with $22.5 million in cash and marketable securities and no debt. The decline in cash and marketable securities from $82.5 million at the end of 2005 was primarily due to the acquisitions of Business Signatures and Orion Security Solutions.

•

We released Entrust TransactionGuard 3.1.1, the latest iteration of our zero touch software-based monitoring tool that identifies potential fraudulent behavior and access patterns across the online channel. This version is fully integrated with Entrust IdentityGuard, enabling organizations to deploy a complete risk-based authentication solution for protecting end users.

•	We announced that we are offering Extended Validation (EV) SSL Certificates for use with the next-generation of EV-aware browsers. Entrust Extended Validation SSL Certificates—commonly referred to as “EV” certificates—are expected to be an effective tool for helping to rebuild consumer confidence in online transactions by enabling strong visual cues that notify a user that a site is secure. The new technology can help increase consumer confidence by displaying prominent and consistent trust indicators in a browser’s address bar. In addition, Entrust was the first SSL vendor to activate EV SSL Certificates for Windows XP users with Internet Explorer 7.

•

Our managed PKI service was added to the General Services Administration list of approved shared service providers. This status enables Entrust to help U.S. federal agencies reap the security benefits of PKI without having to maintain the certification authority themselves. This status also enables Entrust to service federal government agencies needing to meet HSPD-12 and beyond.

•

We announced Entrust Entelligence Group Share which helps organizations protect data stored on corporate networks in a manner that is automatic and transparent to the end-user and persistent. With zero-touch folder administration, Entrust Entelligence Group Share offers unprecedented manageability allowing the ability to change permissions on a shared folder without having to modify the folder or its contents—eliminating the need to re-encrypt data when permissions are changed.

CRITICAL ACCOUNTING POLICIES

In 2006, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, restructuring charges and related adjustments, accounting for long-term strategic and equity investments, purchase accounting, the provision for income taxes and stock-based compensation. The restructuring and related charges are not anticipated to be recurring in nature. However, the financial reporting of restructuring and related charges will continue to require judgments until such time as the corresponding accruals are fully paid out and/or no longer required. Software revenue recognition, allowance for doubtful accounts, accounting for long-term strategic and equity investments, purchase accounting, provision for income taxes and stock-based compensation are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

Revenues from perpetual software license agreements are recognized when we have received an executed license agreement or an unconditional order under an existing license agreement, the software has been shipped (if there are no significant remaining vendor obligations), collection of the receivable is reasonably assured, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. License revenues are generated both through direct sales to end users as well as through various partners, including system integrators, value-added resellers and distributors. License revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. We are notified of a sale by a reseller to the end user customer in the same period that the product is delivered through to the end user customer. We do not offer a right of return on sales of our software products.

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

For arrangements involving multiple elements, we allocate revenue to each component based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include two or more of the following: software licenses, maintenance and support, consulting services and training. For arrangements where vendor-specific objective evidence is not available for a delivered element, we first allocate the arrangement fee to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon substantially similar sales of renewals of maintenance and support contracts to other customers. Fair value of future services, training or consulting services is based upon substantially similar sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 22% of gross accounts receivable at December 31, 2006, compared to 36% of gross accounts receivable at December 31, 2005. No customer accounted for 10% or more of net accounts receivable at December 31, 2006. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts, which accounted for the majority of the increase in this provision for the year, as a charge against sales and marketing expenses.

During 2004, we reached a settlement agreement on a significant and long outstanding receivable related to a license agreement executed in June 2000. This receivable had been completely provided for in fiscal 2001, because it was our determination then that the likelihood of default was probable, despite the fact that we had undertaken all avenues of collection available to us, including litigation. As part of the process of pursuing collection through the court system, we entered into settlement discussions with the customer. As a result of these discussions, a settlement was reached under which full payment of the original invoiced amount of $2.0 million was assured upon execution of a new agreement. In total, we reduced our allowance for doubtful accounts by approximately $2.0 million due to the settlement. As part of this settlement agreement, we also agreed to provide this customer with additional software products and professional services, the related costs of which were provided for from the allowance that had previously been set up against the receivable. In 2004, the remaining allowance in the amount of $1.3 million was reversed against sales and marketing expenses as a recovery of this bad debt.

In a separate matter, during 2004, the Company collected $550 thousand that had been outstanding over 365 days and had previously been fully reserved. The balance of $550 thousand was reversed against sales and marketing expense as a recovery of bad debt during that year. In 2005, the Company collected $572 thousand that had been outstanding over 365 days and had previously been fully reserved. The balance of $572 thousand was reversed against sales and marketing expense as a recovery of bad debt during that year.

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

Our assessment required assumptions in estimating the original accrued restructuring charges of $65.5 million at June 30, 2001, including estimating future recoveries of sublet income from excess facilities, liabilities from employee severances, and costs to exit business activities. However, as at December 31, 2006, due to the conclusion of the extension agreement with the subtenant in connection with our California facility, the remaining estimated sublease recoveries included in our restructuring accrual, that are not currently contracted under existing sublease agreements, are insignificant. Our only remaining exposure is if the subtenant defaults on the sublease, which in our judgment is unlikely.

The restructuring plan announced on June 4, 2001 was completed by June 2002. Assuming the continued financial viability of the subtenant at the California facility, no further charges are anticipated. However, actual results could vary from the currently recorded estimates.

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

Our assessment required assumptions in estimating the restructuring charges of $8.9 million, including estimating liabilities related to employee severance, future recoveries of sublet income from excess facilities, and other costs to exit activities. Changes in these assessments with respect to the accrued restructuring charges for the May 2003 restructuring plan of $0.3 million at December 31, 2006 could have a material effect on our reported results. In addition, actual results could vary from these assumptions and estimates, in particular with regard to the sublet of excess facilities, resulting in an adjustment that could have a material effect on our future financial results. Our accrual related to the May 2003 restructuring at December 31, 2006 includes a total of $0.2 million of estimated sublease recoveries, which may be subject to adjustment based upon changes in the real estate sublet markets.

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

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Ohana was $91 thousand at December 31, 2006.

Accounting for Equity Investments

As of December 31, 2006, we held an investment that we account for under the equity basis of accounting, which represents our equity ownership in Asia Digital Media. Asia Digital Media is a joint venture, involving us and several other investors, formed for the purpose of delivering secure technology solutions enabling HDTV satellite broadcasting, high-speed internet and on-line transaction services to the Chinese market.

Our investment in Asia Digital Media began as a loan to Ohana of $650 thousand in 2003, which was convertible into equity of Ohana. In the second quarter of 2004 this was increased to $950 thousand. In July 2004, this loan was further increased to $1.225 million. This amount was further increased to $1.5 million in the fourth quarter of 2004. We determined that the loan was unlikely to be repaid but rather expected it to be converted into equity in ADML Holdings, Ltd. (“ADML Holdco”), once Ohana became a wholly owned subsidiary of ADML Holdco in connection with the Ohana Restructuring. On an as-converted basis at September 30, 2004, we would have owned approximately 12% of ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Beginning the third quarter of 2004, we had accounted for our investment in Ohana under the equity method, in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and ARB No. 51, “Consolidated Financial Statements”. Accordingly, we included our share of post-acquisition losses of Ohana, prior to the Ohana Restructuring, in the amount of $193 thousand in our consolidated net income for the 2004 fiscal year. The Ohana Restructuring closed on November 16, 2004 and we received approximately 14.3% of the issued common shares of ADML Holdco, together with a warrant that would have become exercisable for additional shares of ADML Holdco upon the happening of certain events.

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

Beginning with the fourth quarter of 2004, we have accounted for our investment in Asia Digital Media under the equity method. Accordingly, as of December 31, 2006, we have included our share of post-acquisition losses of Asia Digital Media, in the cumulative amount of $1.1 million in our consolidated net income since the fourth quarter of 2004. See note 5 to our consolidated financial statements for additional information.

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

We have concluded that Asia Digital Media does not meet the definition of a variable interest entity, as described in FIN No. 46(R). As the company began initial operations in December 2004, engaging primarily in research and development, and having no revenue, we determined that Asia Digital Media was a development stage enterprise. Furthermore, the capitalization of Asia Digital Media anticipated the raising of additional equity to fund the scaled production pilot and commercial roll-out. However, the cash invested in Asia Digital Media by investors of $4.5 million, was expected to be sufficient equity to fund the initial development stage, which is defined as implementation of a pilot system with all specified functions in a limited commercial environment. In addition, we determined that each shareholder of Asia Digital Media shares in the risk of loss and that the shareholders, as a group, share the returns. Finally, we concluded that Asia Digital Media does not operate substantively on behalf of one entity that receives a disproportionately fewer voting rights to avoid consolidation.

During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. No amount of the charge will result in future cash expenditures. After this impairment, the remaining carrying value of our investment in Asia Digital Media was $78 thousand at December 31, 2006.

We have received one or more expressions of interest from third parties who wish to acquire our remaining equity in ADML Holdco, but no term sheet or transaction has been signed by us.

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

Provision for Income Taxes

The preparation of our consolidated financial statements requires us to assess our income taxes in each of the jurisdictions in which we operate, including those outside the United States. In addition, we have based the calculation of our income taxes in each jurisdiction upon inter-company agreements, which could be challenged by tax authorities in these jurisdictions. The income tax accounting process involves our determining our actual current exposure in each jurisdiction together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue and accrued restructuring charges, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $147.9 million as of December 31, 2006, which offsets deferred income tax assets relating to United States and foreign net operating loss (“NOL”) and tax credit carry-forwards in the amount of $122.1 million and $25.8 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. Until an appropriate level of profitability is sustained, we expect to continue to record a full valuation allowance and will not record any benefit from the deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently in the process of completing the work necessary to finalize the implementation of FIN No. 48 in the first quarter of 2007, but we do not expect that our analysis will lead us to record an adjustment to opening retained earnings in connection with any tax positions that we have taken in current or prior years, which are more likely than not of not being sustained on audit. Therefore, we expect that the adoption of FIN No. 48 will not have a material impact on our consolidated financial position and results of operations or cash flows.

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

Beginning in 2006, the Compensation Committee of the Board of Directors has issued performance stock units to certain key employees. These performance grants are based on the achievement of certain pre-determined criteria such as budgeted level of revenue attainment or target stock price. The associated compensation expense is accrued at the time that the performance criteria are reasonably certain to be achieved.

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

For the year ended December 31, 2006 compensation expense of $4.3 million was recognized for stock options, RSUs and SARs, of which $2.8 million of stock option expense was as a result of the adoption of SFAS No. 123(R). Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $9.1 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

Accordingly, the adoption of SFAS No. 123(R)’s fair value method has had, and will continue to have, a significant impact on our results of operations. The continued impact of SFAS No. 123(R) will depend on levels of share-based awards granted in the future. In general, the annual stock-based compensation expense is expected to decline in future years when compared to the expense reported in prior years in our pro forma stock-based compensation disclosures. This decline is primarily the result of a change in stock-based compensation strategy as determined by management.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product	37.3%	34.9%	32.2%
Services and maintenance	62.7	65.1	67.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product	8.0	5.2	4.6
Services and maintenance	30.8	31.1	32.0
Amortization of purchased product rights	1.1	0.8	0.4

Total cost of revenues	39.9	37.1	37.0

Gross profit	60.1	62.9	63.0

Operating expenses:
Sales and marketing	35.6	29.1	28.9
Research and development	20.9	16.7	19.0
General and administrative	15.0	11.8	13.8
Restructuring charges and adjustments	2.9	—	—

Total operating expenses	74.4	57.6	61.7

Income (loss) from operations	(14.3)	5.3	1.3

Other income (expense):
Interest income	2.3	2.4	1.4
Foreign exchange gain (loss)	(0.3)	(0.1)	0.5
Loss from equity investments	(0.5)	(0.8)	(1.2)
Gain on sale of asset	—	0.2	—
Write-down of long-term strategic and equity investments	(3.2)	—	—

Total other income (expense)	(1.6)	1.7	0.7

Income (loss) before income taxes	(15.9)	7.0	2.0
Provision for income taxes	(0.3)	(0.5)	(0.8)

Net income (loss)	(16.2)%	6.5%	1.2%

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Revenues

Total Revenues

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
North America	$66.3	$64.6	$63.6	3%	2%
Outside North America	$28.9	$33.5	$27.4	-14%	22%

Total	$95.2	$98.1	$91.0	-3%	8%

Total revenues in 2006 were $95.2 million, which represented a decrease of 3% from the $98.1 million of total revenues in 2005, which in turn, represented an 8% increase from the $91.0 million of total revenues in 2004. Total revenues derived from North America of $66.3 million in 2006 represented an increase of 3% from the $64.6 million in 2005, which in turn, represented a 2% increase from the $63.6 million in 2004. Total revenues derived from outside of North America of $28.9 million in 2006 represented a decrease of 14% from the $33.5 million in 2005, which in turn, represented a 22% increase from the $27.4 million in 2004.

The decrease in total revenues during 2006 compared to 2005, was driven primarily by decreased average deal size for product transactions, primarily outside of North America, and a shift in our product mix toward our emerging growth products, which includes IdentityGuard, Boundary Messaging and Fraud Detection. While the higher volume of emerging growth product transactions worked to improve our product revenues in 2006, our overall revenues were impacted as these deals tend to carry less professional services requirements. The overall decline for 2006 compared to 2005 was in part due to the extended government market. For 2006 extended government revenues in the United States were $17.2 million, representing an 11% decrease from $19.4 million in 2005, which in turn, was a 3% increase over 2004. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future.

We believe the significant increase in revenues outside of North America from 2004 to 2005, reflected the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services. The improvement outside North America in 2005 was experienced in both the enterprise and government markets, while extended government revenues in the United States also grew to $19.4 million in 2005, representing a 3% increase over 2004.

In 2006, a single customer accounted for 15% of revenues, while one other customer accounted for 10% of revenues. In 2005 and 2004 only one customer in each period accounted for 10% of revenues. The United States and Canadian governments represented 25%, 27% and 26% of total revenues in 2006, 2005 and 2004, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 18%, 15% and 16% of total revenues in 2006, 2005 and 2004, respectively.

We eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During 2005 and 2004, we sold product and services to Asia Digital Media with a fair value of $763 thousand and $1.3 million, respectively, which after intercompany profit eliminations related to our direct and indirect ownership at 2005 and 2004 of approximately 27% and 25%, respectively, was recognized as $667 thousand and $1.1 million of net revenues, respectively. We had no revenues from Asia Digital Media in 2006.

Product Revenues

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
North America	$24.1	$18.8	$17.8	28%	6%
Outside North America	$11.4	$15.4	$11.5	-26%	34%

Total	$35.5	$34.2	$29.3	4%	17%

Percentage of total revenues	37%	35%	32%

Product revenues of $35.5 million in 2006 represented an increase of 4% from the $34.2 million in 2005, which in turn, represented an increase of 17% from the $29.3 million in 2004. These revenues represented 37%, 35% and 32% of total revenues in 2006, 2005 and 2004, respectively.

The increase in product revenues for 2006 when compared to 2005 is primarily due to our emerging growth products; namely IdentityGuard, Boundary Messaging and Fraud Detection, which benefited from the addition of Business Signatures in the second half of the year. This trend was also helped by resurgence in our PKI products in the last quarter of 2006. Sales of these products have grown to represent 27% of total product revenues in 2006, an increase of 186% from 2005. Our new products first gained traction in 2005, with revenue from our target areas of IdentityGuard, Secure Gateway Messaging and device certificates accounting for over 11% of total product revenues in that year, which underpinned our total product revenue growth of 17% from 2004, particularly outside of North America. As a result, we have experienced higher product transaction closure rates.

Highlighting this trend, our product revenue transactions (a product revenue transaction is defined as a product sale in excess of $10 thousand) grew to 324 in 2006, up from 292 in 2005, or an 11% increase, which in turn was up from 232 product revenue transactions in 2004, or an increase of 26%. This growth in 2006 was the result of an improvement in the closure rate for deals under $500 thousand, despite our difficulty in closing deals over a million dollars, closing just three product deals in excess of one million dollars in 2006, compared to five in 2005. In addition, the revenues generated from government customers were down in 2006, representing 39% of product revenues compared to 55% in 2005, mainly due to a reduction in large government PKI deals in 2006. New project purchases remain subject to governmental budgetary constraints, particularly in the United States, so that these revenues will fluctuate from period to period. Our new customer count remained flat from 2005 to 2006, while it grew by 150% in 2005 compared to 2004. The average product revenue transaction size decreased from $99 thousand in 2005 to $89 thousand in 2006, or a decrease of 10%, after the average product revenue transaction size decreased from $103 thousand in 2004. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues declined from 16% and 15% in 2004 and 2005, respectively, to 14% in 2006. This decrease in average product revenue transaction size and the decline in the top-five average product revenue transactions are consistent with our expectations, due to the increased level of product transactions and improved volume of transactions involving new products. Product revenues as a percentage of total revenues increased in 2006 when compared to 2005 and 2004, due to a stronger demand for products, relative to the demand for services.

Services and Maintenance Revenues

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
North America	$42.2	$45.8	$45.8	-8%	0%
Outside North America	$17.5	$18.1	$15.9	-3%	14%

Total	$59.7	$63.9	$61.7	-7%	4%

Percentage of total revenues	63%	65%	68%

Services and maintenance revenues of $59.7 million in 2006 represented a decrease of 7% from the $63.9 million in 2005, which in turn, represented an increase of 4% from the $61.7 million in 2004. These revenues represented 63%, 65% and 68% of total revenues in 2006, 2005 and 2004, respectively. The decrease in services and maintenance revenues for 2006 compared to 2005 is due to a shift in demand to our emerging growth products, which require less professional services to implement, deploy and integrate, than our PKI and single sign-on solutions. Also, third party hardware revenues were significantly lower in 2006 compared to 2005, because of a significant hardware order of $1.1 million, which bolstered services revenues in 2005. We have also experienced lower Canadian government professional services revenues in 2006 and a shift in services that has accompanied our growth in U.S. channel partners’ revenues. Services and maintenance revenues as a percentage of total revenues for 2006 decreased compared to 2005 due to improvement in product revenues combined with a decrease in services and maintenance revenues.

The improved revenue for 2005 was primarily due to a $2.2 million growth in support and maintenance revenues when compared to 2004, largely as a result of the addition of Entrust Japan in late 2004. Also, we believed this support revenue performance reflected the value our products provided to our customers globally, the increasing customer deployment of our solutions and the level of service quality that our support and maintenance team delivered. In addition, we had been fulfilling our customers’ deployment needs to a greater degree in 2005 in conjunction with partners, as our solutions had become easier to deploy and consequently, we saw an increase in services revenue over 2004 driven by increased third party services and hardware revenue globally. The decrease in services and maintenance revenues as a percentage of total revenues in 2005 compared to 2004 reflected the shift in the mix of revenues from services and maintenance revenues to product, largely due to the strength of demand for our products offerings relative to the demand for services and maintenance business.

Expenses

Total Expenses

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
Total expenses	$108.8	$93.0	$89.8	17%	4%

Percentage of total revenues	114%	95%	99%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $108.8 million in 2006 represented an increase of 17% from $93.0 million in 2005. This increase from 2005 to 2006 was due primarily to the impact of additional costs associated with stock option compensation, increased headcount primarily due to acquisitions, marketing programs, outside professional services, amortization of purchased intangible assets, an unfavorable shift in foreign exchange between the United States and Canadian dollars, a provision recorded against accounts receivable balances with one of our European distributors, and an adjustment to our restructuring accruals of $2.8 million related to our excess Santa Clara facility, offset by lower facility depreciation costs for leasehold improvements at our Ottawa facility and lower third party hardware expenses. As of December 31, 2006, we had 503 full-time employees globally, compared to 475 full-time employees at December 31, 2005.

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

Cost of Revenues

Cost of Product Revenues

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
Cost of product revenues	$7.6	$5.2	$4.1	46%	27%

Percentage of product revenues	21%	15%	14%

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $7.6 million in 2006, $5.2 million in 2005 and $4.1 million in 2004, representing 21%, 15% and 14% of product revenues for the respective years. The increase in the cost of product revenues in absolute dollars and as a percentage of product revenues of 46% from 2005 to 2006 is primarily attributable to several large product revenue transactions that carried third-party software royalties in 2006. We expect that this trend will continue in the immediate future.

The increase in cost of product revenues in absolute dollars and as a percentage of product revenues of 27% from 2004 to 2005 was primarily due to the product mix, which included more third party products and therefore, increased royalties. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
Cost of services and maintenance revenues	$29.3	$30.5	$29.1	-4%	5%

Percentage of services and maintenance revenues	49%	48%	47%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $29.3 million for 2006, which represented a 4% decrease from $30.5 million for 2005, which in turn, represented an increase of 5% from $29.1 million in 2004. Cost of services and maintenance revenues represented 31%, 31% and 32% of total revenues for each of the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2005 to 2006	2004 to 2005
Staff related costs	$0.7	0.2
Outside professional services	(0.2)	0.5
Third party hardware	(0.6)	0.7
Facilities related costs	(1.1)	—

Total	$(1.2)	1.4

The decrease in the cost of services and maintenance revenues in absolute dollars for 2006 when compared to 2005, can be attributed primarily to the reduced facilities related costs due to lower depreciation on our Ottawa facility, reduced third party hardware expenses and reduced other outside service costs. The third party hardware costs were much higher in 2005 because of a significant hardware order from a customer during that year. The increased staff related costs from 2005 to 2006 are primarily related to stock option compensation expenses and increased compensation costs associated with existing resources. The average number of employees on our services and maintenance teams decreased by 2% overall, from 2005 to 2006 in response to the decline in demand for consulting and integration services, despite the increased resources added as a result of the acquisition of Orion in June 2006 and Business Signatures in July 2006. Services and maintenance expenses as a percentage of total revenues were consistent between 2006 and 2005, which was the net result of lower overall services and maintenance expenses accounting for a one-percentage point decrease in the services and maintenance expenses as a percentage of total revenues, while the lower total revenues in 2006 resulted in a one-percentage point increase, compared to 2005.

Cost of services and maintenance revenues in absolute dollars for 2005 increased when compared to 2004, due to the effect of increased costs associated with third party hardware and royalty maintenance fees of $0.7 million. Also, we increased our investment in our support and maintenance and professional services teams by $0.7 million in 2005 principally due to the acquisition of Entrust Japan in September 2004. The decrease in the cost of services and maintenance revenues as a percentage of total revenues in 2005 compared to 2004 is primarily due to improved overall revenues, resulting in a three-percentage point decrease in the cost of services and maintenance revenues as a percentage of total revenues. This was offset by the shift in the mix of services and maintenance revenues toward third party services and hardware, which are lower margin revenues, and increased spending on Entrust Japan service operations.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 51% for 2006, 52% for 2005 and 53% for 2004. The decrease in services and maintenance gross profit as a percentage of services and maintenance revenues in 2006, compared to 2005, was primarily attributable to lower professional services revenues, particularly in Canada, which accounted for the two-percentage point decrease, partly offset by a one-percentage point increase due to improved support and maintenance margins in 2006 compared to 2005.

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

Operating Expenses

Operating Expenses—Sales and Marketing

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
Sales and marketing	$33.9	$28.5	$26.3	19%	8%

Percentage of total revenues	36%	29%	29%

Sales and marketing expenses increased 19% to $33.9 million in 2006 from $28.5 million in 2005, which in turn, represented an 8% increase from $26.3 million in 2004. These expenses represented 36%, 29% and 29% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2005 to 2006	2004 to 2005
Staff related costs (including travel expenses)	2.8	—
Outside professional services	0.5	—
Marketing programs	1.1	0.7
Facilities related costs	(0.9)	(0.1)
Amortization of purchased intangibles	0.4	0.1
Allowance for doubtful accounts	1.5	1.5

Total	5.4	2.2

The increase in sales and marketing expenses for 2006 when compared to 2005 was primarily due to higher staff related costs, purchased intangibles amortization associated with the Business Signatures acquisition and increased spending on marketing programs due to higher advertising expenses, focused on generating awareness of our brand and FFIEC solutions. In addition, we recorded increases in our bad debt provision of $1.0 million in 2006, against accounts receivable balances, primarily related to one of our European distributors, compared to $0.4 million of net bad debt recoveries in 2005. Sales and marketing headcount increased 30% when compared to one year ago, increasing related salaries and benefits expense by $2.8 million for 2006 when compared to 2005. These increases were partially offset by lower facility related costs, because the leasehold improvements associated with our Ottawa facility reached the point of being fully depreciated late in 2005. The increase in sales and marketing expenses as a percentage of total revenues for 2006 compared to 2005 reflects the higher expenses in 2006, which resulted in a five-percentage point increase in 2006. This effect was magnified for 2006, by a two-percentage point increase in sales and marketing expenses as a percentage of total revenues due to lower total revenues when compared to 2005.

The increase in absolute dollars for 2005, when compared to 2004, was due mainly to reduced costs in 2004 as a result of the collection of long outstanding receivables during 2004, which netted an approximate $1.5 million in recoveries and was recorded as a reduction in selling and marketing expenses in 2004. Also, we increased our marketing program expenditures by $0.7 million in 2005 when compared to 2004. Sales and marketing expenses as a percentage of total revenues for 2005 were consistent with 2004. This was a result of the net effect of increased expenses being offset by increased revenues compared to 2004. The lower expenses in 2004 accounted for a two-percentage point increase in sales and marketing expenses as a percentage of total revenues in 2005. This effect was offset by a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to improved revenue achievement in 2005 compared to 2004.

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

During 2006, the provision for doubtful accounts increased by $1.0 million due primarily to a provision recorded related to accounts receivable balances with one of our European distributors. During 2005, the allowance for doubtful accounts decreased from $1.0 million to $0.5 million primarily as a result of a reduction in the allowance because of the improvement in our accounts receivable aging in 2005, principally due to collection of a long outstanding receivable, which had been fully provided for in fiscal 2003. During 2004, the allowance for doubtful accounts decreased $3.0 million to $1.0 million primarily as a result of a reduction in the allowance because of the significant improvement in our accounts receivable aging in 2004 and collection of two long outstanding receivables. We recorded a net bad debt recovery of $1.3 million in the first quarter of 2004, after providing for the settlement costs related to the recovered bad debt and recording a provision for other aged receivables. In addition, the allowance was reduced for a second bad debt recovery during 2004 of $0.6 million. Generally, we experienced effective cash collections throughout 2006, 2005 and 2004.

Operating Expenses—Research and Development

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
Research and development	$19.9	$16.4	$17.3	21%	-5%

Percentage of total revenues	21%	17%	19%

Research and development expenses increased 21% to $19.9 million in 2006 from $16.4 million in 2005, which in turn, decreased 5% from $17.3 million in 2004. These expenses represented 21%, 17% and 19% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2005 to 2006	2004 to 2005
Staff related costs	3.3	(1.1)
Outside professional services	1.1	0.3
Facilities related costs	(0.9)	(0.1)

Total	3.5	(0.9)

The increase in research and development expenses for 2006 when compared to 2005 was primarily due to higher staff related costs and increased spending on outside professional contractors, as a result of the Business Signatures acquisition. Also, the unfavorable shift in the exchange rates between Canada and the U.S., resulted in increased costs of $1.0 million for 2006 when compared to 2005, since the majority of these research and development expenses are denominated in Canadian dollars. In addition, staff-related costs were higher due to the recognition of stock option expenses in 2006. These increases were partially offset by lower depreciation costs associated with our Ottawa facility. The increase in research and development expenses as a percentage of total revenues for 2006, compared to 2005, reflects the higher expenses in 2006, which resulted in a three-percentage point increase in 2006. This effect was magnified by a one-percentage point increase in research and development expenses as a percentage of total revenues due to lower total revenues for 2006 when compared to 2005.

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

Operating Expenses—General and Administrative

	Year Ended December 31,			Percentage change
(millions)	2006	2005	2004	2006 to 2005	2005 to 2004
General and administrative	$14.3	$11.5	$12.6	24%	-9%

Percentage of total revenues	15%	12%	14%

General and administrative expenses increased 24% to $14.3 million in 2006 from $11.5 million in 2005, which in turn, decreased 9% from $12.6 million in 2004. These expenses represented 15%, 12% and 14% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2005 to 2006	2004 to 2005
Staff related costs	2.1	(0.6)
Outside professional services	0.8	(0.3)
Facilities related costs	(0.1)	(0.2)

Total	2.8	(1.1)

The increase in staff-related costs in absolute dollars in 2006 compared to 2005 was primarily due to deferred compensation plan costs and stock-based compensation expenses recognized under SFAS No. 123(R), as well as incremental reported costs resulting from the unfavorable shift in the exchange rates between Canada and the U.S. Also, additional legal expenses were incurred in connection with a patent infringement claim initiated by us early in 2006, which was the primary cause of the increase in outside professional services in 2006. General and administrative expenses as a percentage of total revenues increased for 2006 compared to 2005, due mainly to the increase in recorded expenses, which accounted for a two-percentage point increase. This effect was magnified by a one-percentage point increase in general and administrative expenses as a percentage of total revenues due to lower total revenues in 2006 when compared to 2005.

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

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $1.1 million for 2006, compared to $802 thousand and $384 thousand for 2005 and 2004, respectively. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $569 thousand for 2006, compared to $75 thousand for 2005. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $479 thousand was recorded as a component of sales and marketing expenses for 2006, while $90 thousand was recorded as a component of cost of services and maintenance revenues for 2006.

Restructuring Charges and Adjustments

During 2006, we made adjustments to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The current sublease was scheduled to end in December 2006. Although we had been monitoring the sublet market on an on-going basis, we had received an extension offer and had begun preparations for placing the facility on the market. These events caused us to revisit our estimated sublease recoveries at that time. We concluded that we needed to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. Subsequently, in the second quarter of 2006, we made a further adjustment to decrease the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility by $130 thousand, to reflect the fact that the building sublease was extended with the current subtenant to March 31, 2011 and the corresponding expected sublet lease recoveries. These adjustments were charged to the restructuring charges line in the condensed consolidated statement of operations.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as it was concluded that these investments had suffered an other than temporary decline in fair value.

Interest Income

Interest income was $2.2 million in 2006, compared to $2.4 million and $1.3 million in 2005 and 2004, respectively, representing 2%, 2% and 1% of total revenues in the respective years. The decrease in investment income for 2006 compared to 2005 was due to the funds invested in the acquisition of Orion, Business Signatures and other long-term assets, despite improved interest rates on invested funds compared to prior years. The increase in investment income from 2004 to 2005 reflected improved interest rates on funds invested, despite the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases and to acquire long-lived assets during the period. The funds invested decreased to $22.5 million at December 31, 2006 from $82.5 million at December 31, 2005 and $99.3 million at December 31, 2004. However, the rate of return on our marketable investments improved to approximately 5% for 2006 compared to approximately 3% for 2005 and 1% for 2004.

Gain on Sale of Asset

We recorded a gain on the sale of unused intellectual property assets during 2005 in the amount of $200 thousand. This type of sale is not expected to be a recurring event.

Loss from Equity Investments

We recorded $445 thousand, $760 thousand and $367 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media in 2006, 2005 and 2004, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management. In addition, we recorded $193 thousand of losses related to our investment in Ohana in 2004, prior to the Ohana Restructuring.

We recorded $551 thousand of losses related to our investment in Entrust Japan for 2004. These losses represented our share of the operating losses of Entrust Japan on an equity accounting basis. Our investment in Entrust Japan was accounted for under the equity method of accounting for investments in common stock until the acquisition on September 13, 2004 when we increased our investment from 37% to 99% of the outstanding voting stock in Entrust Japan. Since September 13, 2004, we have consolidated the financial results of Entrust Japan in our financial statements.

Provision for Income Taxes

We recorded an income tax provision of $284 thousand in 2006, compared to $532 thousand in 2005 and $687 thousand in 2004. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments, stock option expenses, purchased product rights, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the two-year period ended December 31, 2006, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

As a result of the adjustment to our restructuring accrual related to our California facility and the impairment of our investment in Asia Digital Media and Ohana recorded in the first quarter of 2006, our operating expenses and net loss were higher in that quarter than in the subsequent quarters of 2006. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$12,733	$8,788	$7,388	$6,578	$9,081	$7,668	$9,400	$8,067
Services and maintenance	15,266	15,243	14,666	14,521	15,680	15,983	15,410	16,839

Total revenues	27,999	24,031	22,054	21,099	24,761	23,651	24,810	24,906

Cost of revenues:
Product	3,159	1,246	1,230	1,944	1,753	1,420	1,009	971
Services and maintenance	7,579	7,252	7,407	7,041	6,990	7,291	7,503	8,711
Amortization of purchased product rights	337	319	212	207	202	215	190	195

Total cost of revenues	11,075	8,817	8,849	9,192	8,945	8,926	8,702	9,877

Gross profit	16,924	15,214	13,205	11,907	15,816	14,725	16,108	15,029

Operating expenses:
Sales and marketing	9,457	9,710	7,208	7,513	7,054	6,709	7,577	7,194
Research and development	5,709	5,505	4,403	4,240	3,822	3,979	4,476	4,162
General and administrative	3,686	3,426	3,553	3,675	2,548	3,130	2,934	2,922
Restructuring charges and adjustments	—	—	(130)	2,895	—	—	—	—

Total operating expenses	18,852	18,641	15,034	18,323	13,424	13,818	14,987	14,278

Income (loss) from operations	(1,928)	(3,427)	(1,829)	(6,416)	2,392	907	1,121	751

Other income (expense):
Interest income	232	363	840	742	652	600	577	528
Foreign exchange gain (loss)	26	(4)	(63)	(208)	(38)	(55)	(58)	89
Loss from equity investments	(101)	(51)	(122)	(171)	(99)	(210)	(221)	(230)
Gain on sale of asset	—	—	—	—	—	—	—	200
Write-down of long-term strategic and equity investments	—	—	—	(3,016)	—	—	—	—

Total other income (expense)	157	308	655	(2,653)	515	335	298	587

Income (loss) before income taxes	(1,771)	(3,119)	(1,174)	(9,069)	2,907	1,242	1,419	1,338
Provision for (benefit from) income taxes	(25)	120	90	99	(449)	286	321	374

Net income (loss)	$(1,746)	$(3,239)	$(1,264)	$(9,168)	$3,356	$956	$1,098	$964

Net income (loss) per share:
Basic	$(0.03)	$(0.05)	$(0.02)	$(0.15)	$0.06	$0.02	$0.02	$0.02

Diluted	$(0.03)	$(0.05)	$(0.02)	$(0.15)	$0.05	$0.02	$0.02	$0.02

Weighted average common shares used in per share computation:
Basic	60,064	59,907	59,741	59,895	59,949	59,974	61,123	62,291

Diluted	60,064	59,807	59,741	59,895	61,750	62,753	62,554	63,318

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Statement of Operations Data:
Revenues:
Product	45.5%	36.6%	33.5%	31.2%	36.7%	32.4%	37.9%	32.4%
Services and maintenance	54.5	63.4	66.5	68.8	63.3	67.6	62.1	67.6

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	11.3	5.2	5.5	9.2	7.1	6.0	4.1	3.9
Services and maintenance	27.1	30.2	33.6	33.4	28.2	30.8	30.2	35.0
Amortization of purchased product rights	1.2	1.3	1.0	1.0	0.8	0.9	0.8	0.8

Total cost of revenues	39.6	36.7	40.1	43.6	36.1	37.7	35.1	39.7

Gross profit	60.4	63.3	59.9	56.4	63.9	62.3	64.9	60.3

Operating expenses:
Sales and marketing	33.8	40.4	32.7	35.6	28.5	28.4	30.6	28.9
Research and development	20.4	22.9	20.0	20.1	15.4	16.8	18.0	16.7
General and administrative	13.1	14.3	16.1	17.4	10.3	13.3	11.8	11.7
Restructuring charges and adjustments	—	—	(0.6)	13.7	—	—	—	—

Total operating expenses	67.3	77.6	68.2	86.8	54.2	58.5	60.4	57.3

Income (loss) from operations	(6.9)	(14.3)	(8.3)	(30.4)	9.7	3.8	4.5	3.0

Other income (expense):
Interest income	0.8	1.5	3.8	3.5	2.6	2.5	2.3	2.1
Foreign exchange gain (loss)	0.1	—	(0.3)	(1.0)	(0.1)	(0.2)	(0.2)	0.4
Loss from equity investments	(0.3)	(0.2)	(0.5)	(0.8)	(0.4)	(0.9)	(0.9)	(0.9)
Gain on sale of asset	—	—	—	—	—	—	—	0.8
Write-down of long-term strategic and equity investments	—	—	—	(14.3)	—	—	—	—

Total other income (expense)	0.6	1.3	3.0	(12.6)	2.1	1.4	1.2	2.4

Income (loss) before income taxes	(6.3)	(13.0)	(5.3)	(43.0)	11.8	5.2	5.7	5.4
Provision for (benefit from) income taxes	(0.1)	0.5	0.4	0.5	(1.8)	1.2	1.3	1.5

Net income (loss)	(6.2)%	(13.5)%	(5.7)%	(43.5)%	13.6%	4.0%	4.4%	3.9%

LIQUIDITY AND CAPITAL RESOURCES

We generated $4.3 million of cash in operating activities during 2006. This cash inflow was primarily a result of a decrease in accounts receivable of $0.3 million, an increase in deferred revenue of $0.6 million, an increase in accounts payable and accrued liabilities of $5.6 million, and a decrease in prepaid expenses and other receivables of $2.1 million, partially offset by cash outflows resulting from a net loss after adjusting for non-cash charges of $2.9 million, and a decrease in accrued restructuring charges of $1.4 million. Our average days sales outstanding at December 31, 2006 was 68 days, which represents an improvement from the 74 days that we reported at December 31, 2005. The overall decrease in days sales outstanding from December 31, 2005 was mainly due to improved in-quarter collections due to improved sales linearity compared to the fourth quarter of 2005, combined with an increase in the allowance for doubtful accounts from the previous year. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During 2006, we used $43.5 million of our cash related to investing activities. Cash provided by net reductions in our marketable investments in the amount of $19.9 million was offset by the investment of $8.8 million in the acquisition of Orion, $50.2 million in the acquisition of Business Signatures, $1.3 million in property and equipment, primarily for computer hardware upgrades throughout our organization and $3.1 million in other long-term assets related to capitalized software and training video development costs.

We used cash of $0.9 million in financing activities during 2006 primarily for the repurchase of our Common stock in the amount of $2.5 million and $0.6 million to repay long term liabilities, offset by $2.2 million of cash provided by the issuance of Common stock, of which $1.5 million related to the exercise of employee stock options.

As of December 31, 2006, our cash, cash equivalents and marketable investments in the amount of $22.5 million provided our principal sources of liquidity. Overall, we used $60.0 million in cash, cash equivalents and marketable investments during 2006. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2007 to satisfy the obligations provided for under our restructuring program. However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

On July 29, 2002, we announced that our Board of Directors had authorized us to repurchase up to an aggregate of 7,000,000 shares of our Common stock. The program has subsequently been extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of our Common stock through December 15, 2006. This quantity of Common shares was in addition to the 6,928,640 shares of our Common stock already purchased under the stock repurchase program through June 30, 2005. As a result of this program’s expiration on December 15, 2006 without extension, it is not expected that this program will have any implications for our cash flow for the foreseeable future.

During 2006, we repurchased 703,000 shares of our Common stock for a total cash outlay of $2.5 million at an average price of $3.58, including commissions paid to brokers. As of December 31, 2006, we had repurchased 8,530,124 of the authorized 16,928,640 shares of our common stock under this program, for a total cash outlay of $33.6 million, at an average price of $3.94 per share, including commissions paid to brokers.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash, cash equivalents and marketable investments will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $24.5 million of accrued restructuring charges at December 31, 2006 through fiscal 2011, as detailed below. This amount is net of expected sublet recoveries on restructured facilities of $11.6 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at December 31, 2006 is as follows:

	As of December 31, 2006 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$21,412	$3,669	$7,625	$3,807	$6,311
Operating lease obligations – restructured facilities	30,034	6,673	20,401	2,960	—
Guaranteed payments to AmikaNow!	623	623	—	—	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	980	784	196	—	—
Other commitments	562	562	—	—	—

Total	$53,611	$12,311	$28,222	$6,767	$6,311

In addition to the lease commitments included above, we have provided letters of credit totaling $3.3 million as security deposits in connection with certain office leases.

The 2005 Entrust Deferred Incentive and Retention Bonus Plan (the “Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on November 7, 2005. The primary objective of the Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. During the first quarter of 2006, we granted awards to employees under the plan that potentially could result in payments of $1.6 million over the subsequent two years, assuming that all employees receiving the awards remain employed with us for the entire two year vesting period of the awards. Of this amount, it was estimated that, as of December 31, 2006, $980 thousand was remaining to be paid out under this plan.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance at December 31, 2006 of $562 thousand, to be paid during fiscal 2007.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect that the adoption of FIN No. 48 will not have a material impact on our consolidated financial position and results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. We do not anticipate that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial position, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

The following table presents the cash, cash equivalents and marketable investments that we held at December 31, 2006 and 2005, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	December 31, 2006				December 31, 2005
	Maturity				Maturity
	Within 3 Months	3-6 Months	6-12 Months	>12 Months	Within 3 Months	3-6 Months	6-12 Months	>12 Months
	(in thousands)
Investments classified as cash and cash equivalents	$3,447	$—	$—	$—	$37,983	$—	$—	$—
Investments classified as short-term marketable investments	2,639	—	—	—	17,024	5,018	482	—

Total amortized cost	$6,086	$—	$—	$—	$55,007	$5,018	$482	$—

Fair Value	$6,085	$—	$—	$—	$54,998	$5,014	$479	$—

We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. As a result, we believe that our exposure to market risk related to interest rates is minimal. Our financial instrument holdings at year-end were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In this sensitivity analysis, we used the same change in interest rate for all maturities. All other factors were held constant. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be less than $50 thousand.

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our expense base increased by $2.9 million in 2006, when compared to 2005, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on earnings was $0.6 million for 2006, when compared to 2005.

In the past, when advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars during the fourth quarter of 2006, and no previously purchased foreign exchange contracts had extended past September 30, 2006. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the first quarter of 2007 or future periods.

Risk Associated with Long-term Strategic Investments

We invested in several privately held companies in 2000 and 2001 for business and strategic alliance purposes, most of which are technology companies in the start-up or development stage, or are companies with technologies and products that are targeted at geographically distant markets. As a result of other than temporary declines in the net realizable value, these investments were fully impaired over the period from 2001 to 2003. Accordingly, there is no net book value remaining for these strategic investments as of December 31, 2006.

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

During the first quarter of 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Ohana of $659 thousand. After this impairment, the remaining carrying value of our investment in Ohana at December 31, 2006 was $91 thousand.

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

We have recorded cumulative losses from our investment in Asia Digital Media of $1.1 million since the investment in the fourth quarter of 2004. During the first quarter of 2006, we were informed of changes in our Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. We concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in the first quarter of fiscal 2006 an impairment of our investment in Asia Digital Media in the amount of $2.4 million. After this impairment, the remaining carrying value of our investment in Asia Digital Media at December 31, 2006 was $78 thousand.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the report of Grant Thornton LLP, an independent registered public accounting firm, are set forth in the Index to Consolidated Financial Statements at Item 15 and incorporated herein by this reference.

Our “Quarterly Results of Operations” set forth in Item 7 is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of the fiscal year to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Item 15 of this Annual Report on Form 10-K and incorporated herein by this reference.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2007, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services in the section entitled “Ratification of the Appointment of Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements and Management’s Report on Internal Control over Financial Reporting. The following consolidated financial statements of Entrust, Inc. and the report of the management of Entrust, Inc. on internal control over financial reporting are filed as part of this Form 10-K on the pages indicated:

Page
ENTRUST, INC.

	Management’s Report on Internal Control over Financial Reporting	F-1

	Reports of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-5

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-7

	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedule. Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed on the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC. (Registrant)

By:	/s/ F. WILLIAM CONNER
F. William Conner President, Chief Executive Officer and Chairman of the Board

Date: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ F. WILLIAM CONNER F. William Conner Date: March 13, 2007	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ DAVID J. WAGNER David J. Wagner Date: March 13, 2007	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BUTLER C. DERRICK , JR. Butler C. Derrick, Jr. Date: March 13, 2007	Director

/s/ JERRY C. JONES Jerry C. Jones Date: March 13, 2007	Director

/s/ MICHAEL P. RESSNER Michael P. Ressner Date: March 13, 2007	Director

/s/ DOUGLAS SCHLOSS Douglas Schloss Date: March 13, 2007	Director

/s/ RAY W. WASHBURNE Ray W. Washburne Date: March 13, 2007	Director

/s/ TERDEMA USSERY II Terdema Ussery II Date: March 13, 2007	Director

/s/ MICHAEL E. MCGRATH Michael E. McGrath Date: March 13, 2007	Director

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

As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Entrust, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Entrust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Entrust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Entrust, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Entrust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Entrust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entrust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Entrust, Inc.

We have audited the accompanying consolidated balance sheets of Entrust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entrust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2007 expressed an unqualified opinion on both management’s assessment of Entrust, Inc.’s internal control over financial reporting and on the effectiveness of Entrust, Inc.’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 13, 2007

ENTRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$19,888	$59,929
Short-term marketable investments	2,639	22,524
Accounts receivable (net of allowance for doubtful accounts of $1,470 in 2006 and $467 in 2005)	21,117	20,341
Prepaid expenses and other assets	2,904	4,782

Total current assets	46,548	107,576
Property and equipment, net	2,721	2,677
Purchased product rights and other purchased intangibles, net	13,843	2,086
Goodwill	60,214	12,713
Long-term strategic and equity investments	169	3,630
Other long-term assets, net	4,321	1,767

Total assets	$127,816	$130,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,544	$7,223
Accrued liabilities	11,724	6,411
Accrued restructuring charges, current portion	5,217	3,552
Deferred revenue	23,575	20,895

Total current liabilities	49,060	38,081
Accrued restructuring charges, long-term portion	19,301	22,397
Other long-term liabilities	231	859

Total liabilities	68,592	61,337

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 60,161,720 and 59,954,551 issued and outstanding shares at December 31, 2006 and 2005, respectively	602	600
Additional paid-in capital	765,140	762,279
Unearned compensation	—	(1,814)
Accumulated deficit	(707,333)	(691,916)
Accumulated other comprehensive income (loss)	811	(41)

Total shareholders’ equity	59,220	69,108

Total liabilities and shareholders’ equity	$127,816	$130,449

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product	$35,487	$34,216	$29,295
Services and maintenance	59,696	63,912	61,662

Total revenues	95,183	98,128	90,957

Cost of revenues:
Product	7,579	5,153	4,149
Services and maintenance	29,279	30,495	29,105
Amortization of purchased product rights	1,075	802	384

Total cost of revenues	37,933	36,450	33,638

Gross profit	57,250	61,678	57,319

Operating expenses:
Sales and marketing	33,888	28,534	26,322
Research and development	19,857	16,439	17,266
General and administrative	14,340	11,534	12,569
Restructuring charges and adjustments	2,765	—	—

Total operating expenses	70,850	56,507	56,157

Income (loss) from operations	(13,600)	5,171	1,162

Other income (expense):
Interest income	2,177	2,357	1,281
Foreign exchange gain (loss)	(249)	(62)	433
Loss from equity investments	(445)	(760)	(1,111)
Gain on sale of asset	—	200	—
Write-down of long-term strategic and equity investments	(3,016)	—	—

Total other income (expense)	(1,533)	1,735	603

Income (loss) before income taxes	(15,133)	6,906	1,765
Provision for income taxes	284	532	687

Net income (loss)	$(15,417)	$6,374	$1,078

Net income (loss) per share:
Basic	$(0.26)	$0.10	$0.02
Diluted	$(0.26)	$0.10	$0.02
Weighted average common shares used in per share computations:
Basic	59,876,809	60,834,203	62,976,281
Diluted	59,876,809	62,516,586	64,201,815

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2006, 2005 and 2004

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances at January 1, 2004	63,593,188	$636	$779,339	$(51)	$(699,368)	$116		$80,672
Unearned compensation amortized	—	—	—	64	—	—		64
Common shares issued:
Stock option exercises	379,831	4	828	—	—	—		832
Stock awards and restricted stock	28,250	—	97	(97)	—	—		—
Common shares repurchased and retired	(1,661,440)	(17)	(7,237)	—	—	—		(7,254)
Comprehensive income:
Net income	—	—	—	—	1,078	—	$1,078	1,078
Translation adjustment	—	—	—	—	—	602	602	602

Total comprehensive income							$1,680

Balances at December 31, 2004	62,339,829	623	773,027	(84)	(698,290)	718		75,994
Unearned compensation related to equity compensation granted	—	—	2,052	(2,052)	—	—		—
Unearned compensation amortized	—	—	—	322	—	—		322
Common shares issued:
Stock option exercises	1,551,956	16	5,061	—	—	—		5,077
Cancellation of restricted stock award	(750)	—	—	—	—	—		—
Common shares repurchased and retired	(3,936,484)	(39)	(17,861)	—	—	—		(17,900)
Comprehensive income (loss):
Net income	—	—	—	—	6,374	—	$6,374	6,374
Translation adjustment	—	—	—	—	—	(759)	(759)	(759)

Total comprehensive income							$5,615

Balances at December 31, 2005	59,954,551	$600	$762,279	$(1,814)	$(691,916)	$(41)		$69,108
Reclassification of unearned compensation	—	—	(1,814)	1,814	—	—		—
Compensation expense related to stock plans	—	—	4,330	—	—	—		4,330
Vested options assumed through acquisition	—	—	722	—	—	—		722
Common shares issued:
Stock option exercises	683,515	7	1,462	—	—	—		1,469
Cash	226,654	2	673	—	—	—		675
Common shares repurchased and retired	(703,000)	(7)	(2,512)	—	—	—		(2,519)
Comprehensive income (loss):
Net loss	—	—	—	—	(15,417)	—	$(15,417)	(15,417)
Translation adjustment	—	—	—	—	—	852	852	852

Total comprehensive loss							$(14,565)

Balances at December 31, 2006	60,161,720	$602	$765,140	$—	$(707,333)	$811		$59,220

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(15,417)	$6,374	$1,078
Non-cash items in net income (loss):
Depreciation and amortization	3,727	5,598	5,382
Non-cash compensation expense related to stock plans	4,330	322	64
Loss from equity investments	445	760	1,111
Intercompany profit elimination	—	96	—
Provision for (reduction in) allowance for doubtful accounts	1,041	(463)	(1,936)
Gain on sale of asset	—	(200)	—
Write-down of long-term strategic and equity investments	3,016	—	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	321	(4,024)	5,322
Decrease in other receivables	212	189	12
(Increase) decrease in prepaid expenses	1,881	(1,182)	(8)
Increase (decrease) in accounts payable	440	(394)	907
Increase (decrease) in accrued liabilities	5,130	(1,955)	(2,416)
Decrease in accrued restructuring charges	(1,431)	(4,141)	(5,336)
Increase (decrease) in deferred revenue	644	(2,490)	5,426

Net cash provided by (used in) operating activities	4,339	(1,510)	9,606

Investing activities:
Purchases of marketable investments	(12,767)	(67,034)	(73,040)
Maturities of marketable investments	32,652	107,504	76,811
Purchases of property and equipment	(1,258)	(1,693)	(1,526)
Proceeds on sale of asset	—	200	—
Additional long-term strategic and equity investments	—	(458)	(3,938)
Increase in other long-term assets	(3,155)	(701)	(459)
Purchase of businesses, net of cash acquired	(58,997)	—	(3,480)

Net cash provided by (used in) investing activities	(43,525)	37,818	(5,632)

Financing activities:
Repayment of long-term liabilities	(570)	(180)	—
Repurchase of common stock	(2,519)	(17,900)	(7,254)
Increase in long term liabilities	—	—	12
Proceeds from issuance of common stock	675	—	—
Proceeds from exercise of stock options	1,469	5,077	832

Net cash used in financing activities	(945)	(13,003)	(6,410)

Effect of exchange rate changes on cash	90	299	858

Net increase (decrease) in cash and cash equivalents	(40,041)	23,604	(1,578)
Cash and cash equivalents at beginning of year	59,929	36,325	37,903

Cash and cash equivalents at end of year	$19,888	$59,929	$36,325

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

1.    Company Background

Entrust, Inc. and subsidiaries (the “Company”) is a global provider of products that secure digital identities and information. Over 1,550 enterprises and government agencies in more than 60 countries use Entrust solutions to help secure the digital lives of their citizens, customers, employees and partners. The Company’s software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities.

2.    Significant Accounting Policies

(a)    Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Entrust Limited in Canada, Entrust (Europe) Limited and enCommerce Limited in the U.K., Entrust GmbH in Germany, Entrust Technologies (Switzerland) GmbH in Switzerland, CygnaCom Solutions, Inc. (“CygnaCom”), enCommerce, Inc. (“enCommerce”), Orion Security Solutions, Inc. (“Orion”) and Business Signatures Corporation (“Business Signatures”) in the U.S., Entrust s.a.r.l. in France and its majority-owned subsidiary, Entrust Japan Co., Ltd. (“Entrust Japan”) in Japan. All intercompany transactions, profits and accounts are eliminated upon consolidation. Orion and Business Signatures were acquired during 2006 and, therefore, the results of operations of these businesses have been consolidated since the respective dates of acquisition.

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

The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, the United Kingdom, the European Union and Japan. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Management periodically reviews the potential financial impact of foreign currency risk and the Company will use derivative financial instruments to reduce foreign currency exposures when it believes that the Company is subject to significant potential losses. The Company does not use derivative financial products for speculative purposes. There were no foreign currency instruments in place at December 31, 2006. The Company currently has not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars for the first quarter of 2007 or future periods. The Company does not designate foreign currency forward contracts as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change.

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

Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is probable, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. The Company is notified of a sale by a reseller to the end user customer in the same period that the product is delivered through to the end user customer. The Company does not offer a right of return on sales of its software products.

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

For arrangements involving multiple elements, the Company allocates revenue to each component based on vendor-specific objective evidence of the fair value of the various elements. These elements may include two or more of the following: software licenses, maintenance and support, consulting services and training. For arrangements where vendor-specific objective evidence is not available for a delivered element, the Company first allocates the arrangement fee to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company attributes the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services are based upon substantially similar sales of renewals of maintenance and support contracts to other customers. Fair value of future services, training or consulting services is based upon substantially similar sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple element arrangement, and therefore, the Company would allocate the corresponding revenues among the various components, as described above.

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

Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis. There were no significant fixed price custom development contracts in progress at December 31, 2006 and 2005. The Company also uses percentage-of-completion method to account for certain firm price consulting contracts.

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

Amortization of purchased product rights related to developed technology acquired from AmikaNow! Corporation (“AmikaNow!”) and Business Signatures is included as a component of cost of revenues.

(e)    Research and Development Costs

Research and development costs are expensed as incurred. The Company has defined attainment of technological feasibility as completion of a working model. The period of time beginning with the establishment of a working model and ending when a product is offered for sale is typically very short. Accordingly, costs eligible for capitalization have been insignificant. To date, the Company has not capitalized any internal software development costs but has capitalized certain costs of software development by third-party contractors.

(f)    Cash and Cash Equivalents and Operating Facility

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains an operating credit facility with its host financial institution with available credit up to $5.0 million dollars for overdraft protection purposes. As at December 31, 2006, the Company had not drawn from this credit facility.

(g)    Marketable and Other Investments

The Company maintains marketable investments mainly in a strategic cash management account. This account is invested primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company has the intent and ability to hold all of these investments until maturity. Therefore, all such investments are classified as held to maturity investments, and are stated at amortized cost. At December 31, 2006 and 2005, the amortized cost of the Company’s held to maturity investments approximated

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

fair value. Based on contractual maturities, these marketable investments are classified in either current assets or long-term assets.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at December 31, 2006 and 2005. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at December 31, 2006 and 2005 represented approximately 14% of the voting share capital of Ohana. See note 4 for additional discussion.

The Company also holds an equity interest in Asia Digital Media, which at December 31, 2006 and 2005 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. See note 5 for additional discussion.

The Company recorded no revenues from Asia Digital Media in 2006. Revenues recorded by the Company from Asia Digital Media represented less than 1% of total revenues in 2005

The Company did not generate any sales with any other companies in which it has made strategic equity investments recorded at cost in 2006 and 2005.

(h)    Accounts Receivable and Other Current Receivables

Accounts receivable consist of amounts arising from recognized revenues.

The Company’s customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 22%, 36% and 31% of gross accounts receivable at December 31, 2006, 2005 and 2004, respectively. No individual customer accounted for more than 10% of gross receivables at December 31, 2006, while one customer represented 17% and 10% of gross receivables at December 31, 2005 and 2004, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk; to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. Accounts are written off against the allowance for doubtful accounts only when the Company has exhausted all economically feasible collection alternatives, including legal action. The following table summarizes the changes in the allowance for doubtful accounts:

	December 31,
	2006	2005	2004
Allowance for doubtful accounts, beginning of year	$467	$988	$4,032
Provision for (reduction in) allowance for doubtful accounts	1,041	(463)	(1,936)
Reallocation to accrued liabilities to provide for costs associated with settlement agreement (see below)	—	—	(698)
Amounts written-off, net of recoveries	(38)	(58)	(410)

Allowance for doubtful accounts, end of year	$1,470	$467	$988

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

During 2005, the Company collected $572 that had been outstanding over 365 days and had previously been fully reserved. The balance of $572 was reversed against sales and marketing expense as a recovery of bad debt during that year. Although the Company has recently benefited from recovery of old receivables, we do not currently anticipate any significant recoveries from the allowance for doubtful accounts in the near future.

Other current receivables include federal income tax and other tax refunds of $58 and $268 at December 31, 2006 and 2005, respectively. The balances are included in other current assets.

(i)    Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated generally using the straight-line method over the estimated useful lives of the assets. The expected useful lives of the furniture and fixtures, computer and

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

telecom equipment and internal-use software is three to five years and the term of the facility lease for leasehold improvements.

Recoverability of property, equipment and other long-lived assets is periodically reviewed for impairment on the basis of undiscounted cash flows. If the expected cash flows are less than the asset’s carrying value, the asset is written down to its fair value.

(j)    Goodwill, Purchased Product Rights and Other Purchased Intangibles

Goodwill with a balance of $60,214 and $12,713 at December 31, 2006 and 2005, respectively, is tested for impairment annually and also in the event of an impairment indicator. No impairment was required as a result of the annual impairment test as of December 31, 2006, 2005 and 2004.

Purchased product rights, customer/partner relationships and non-competition agreements of key personnel of acquired companies are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required.

During 2006, the Company recorded purchased product rights and customer/partner relationships in the amount of $5,120 and $6,530, respectively, related to the acquisition of Business Signatures. Further, the Company recorded customer relationships and non-competition agreement assets of $960 and $769, respectively, in connection with the acquisition of Orion in 2006. During 2004, the Company recorded purchased product rights and customer relationships in the amount of $2,608 and $174, respectively, related to the acquisition of AmikaNow!. In addition, the Company recorded customer relationships of $242 in connection with the acquisition of Entrust Japan in 2004.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The primary components of the Company’s acquisition-related intangible assets, including goodwill, purchased product rights, customer relationships, and non-competition agreements are as follows:

	December 31,
	2006	2005
Goodwill:
Acquired related to Business Signatures	$40,621	$—
Acquired related to Orion	6,880	—
Acquired related to AmikaNow!	1,178	1,178
Acquired related to Entrust Japan	672	672
Acquired related to CygnaCom	6,436	6,436
Acquired related to enCommerce	4,427	4,427

Goodwill	$60,214	$12,713

Customer/partner relationships:
Acquired related to Business Signatures	$6,530	$—
Acquired related to Orion	960	—
Acquired related to AmikaNow!	174	174
Acquired related to Entrust Japan	242	242
Less: accumulated amortization	(747)	(195)
Foreign exchange impact on carrying value	25	25

Customer/partner relationships, net	7,184	246

Non-competition agreements:
Acquired related to Orion	769	—
Less: accumulated amortization	(90)	—

Non-competition agreements, net	679	—

Purchased product rights:
Acquired related to Business Signatures	5,120	—
Acquired related to AmikaNow!	2,608	2,608
Less: accumulated amortization	(2,126)	(1,144)
Foreign exchange impact on carrying value	378	376

Purchased product rights, net	5,980	1,840

Total intangible assets, net	$13,843	$2,086

The Company expects to record amortization related to these acquired intangible assets of $2,362 in 2007, $1,859 in 2008, $1,511 in 2009 and $1,511 in 2010 and 2011.

(k)    Other Long-Term Assets

Other long-term assets consist primarily of long-term rent deposits and capitalized software development costs. The capitalized costs of $3,821 and $1,226 at December 31, 2006 and 2005, respectively, are amortized ratably as the underlying revenues are recognized on sales of capitalized software and are stated net of accumulated amortization of $1,223 and $1,677 at December 31, 2006 and 2005, respectively. The increase in capitalized software development costs is primarily due to the development of video based training, for both general security and Entrust specific solutions, for sale to the Company’s customers. Other long-term assets also include long-term rent deposits of $500 and $541 at December 31, 2006 and 2005, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(l)    Advertising Expense

Advertising costs are charged to expense as incurred and totaled $4,526, $3,524 and $2,913 in 2006, 2005 and 2004, respectively.

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

(n)    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and when dilutive, options to purchase Common stock (including stock options, restricted stock units and stock appreciation rights) using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

(o)    Financial Instruments and Concentration of Credit Risk

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

(p)    Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for the Company as of the beginning of its 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects that the adoption of FIN No. 48 will not have a material impact on its consolidated financial position and results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial position, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

Orion

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

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. The results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition. In 2006, the Company recorded amortization of $112 and $90 related to customer relationships and non-competition agreement assets, respectively, arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, as follows:

	Amortization Period	Purchase Price
Net tangible assets	—	$526
Customer relationships	5 years	960
Non-competition agreements	5 years	769
Goodwill	—	6,880

Total		$9,135

Business Signatures

On July 19, 2006, the Company completed the acquisition of all of the issued and outstanding shares of capital stock and options of Business Signatures, a privately-held supplier of Zero Touch Fraud Detection solutions that provide non-invasive real time online fraud detection capability that require no change to business applications, based in Redwood City, California, in exchange for approximately $48,024 in cash and vested options to purchase shares of the Company’s Common stock with an aggregate fair value of approximately $722. The Company also incurred approximately $2,465 in acquisition-related expenses. The acquisition enables the Company to combine Business Signatures’ zero touch capability with the Company’s IdentityGuard authentication platform in order to offer customers strong consumer authentication solutions, that are easy to implement, user-friendly and cost effective with the ability to evolve over time, to help meet the Federal Financial Institutions Examination Council (“FFIEC”) requirement to implement stronger security measures for online customers, as well as other requirements for online transaction security and integrity.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $51,211 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Business Signatures have been included in the Company’s consolidated financial statements commencing from July 19, 2006, the effective date of the acquisition. In 2006, the Company recorded amortization of $299 and $235 related to

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

customer/partner relationships and purchased product rights, respectively, arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, as follows:

	Amortization Period	Purchase Price
Net tangible liabilities	—	$(1,060)
Customer relationships	10 years	2,870
Partner relationships	10 years	3,660
Purchased product rights	10 years	5,120
Goodwill	—	40,621

Total		$51,211

The following table summarizes, for comparative purposes, the combined results of operations, on a pro forma basis, of the Company, Orion and Business Signatures for 2006 and 2005, respectively, as if the acquisitions had taken place as of the beginning of the respective years, and, accordingly, include a full period’s amortization of the assets related to customer/partner relationships, purchased product rights and non-competition agreements in each period shown.

	Year Ended December 31,
	2006	2005
Revenues	$97,113	$101,892
Net loss	(22,359)	(3,778)
Basic and diluted net loss per share	(0.37)	(0.06)

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

In the third quarter of 2004, the Company determined that the loan was unlikely to be repaid. Also in the third quarter of 2004 the Company concluded a term sheet with Ohana and certain of its shareholders and creditors which anticipated that Ohana would become a wholly owned subsidiary of ADML Holdings, Ltd.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(“ADML Holdco”) and all loans, together with accrued interest, would convert into stock of ADML Holdco (“Ohana Restructuring”). In view of these factors the Company classified the loans as long-term in nature.

If the Ohana Restructuring had materialized on September 30, 2004, the Company would have held the equivalent of approximately 12% ownership interest in ADML Holdco (exclusive of the anticipated final disbursement in the fourth quarter of 2004). Also, the Company had concluded that because of the additional investment in July 2004, and additional rights obtained through the security granted in connection with the loans, the Company gained the potential ability to exercise significant influence over the operations of Ohana. Therefore, beginning the third quarter of 2004, the Company accounted for its investment in Ohana under the equity method. Accordingly, the Company included its share of losses of Ohana for the period from July 1, 2004 to December 17, 2004, in the amount of $193, in its consolidated statement of operations for 2004.

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

In December 2004, ADML Holdco directly subscribed for 60.6% of the share capital of Asia Digital Media in exchange for a contribution of the entire issued share capital of Ohana. However, this transaction was subsequently rescinded on December 27, 2005, when the Company entered into the Rescission Agreement with Asia Digital Media and ADML Holdco to rescind such subscription, resulting in the return of the shares of Asia Digital Media issued to ADML Holdco for cancellation and the corresponding return of the entire issued capital of Ohana to ADML Holdco.

Upon conclusion of the Rescission Agreement, the Company owned approximately 14.3% of the issued share capital of Ohana. The carrying value of this investment was $750 at December 31, 2005; and, the Company had recorded cumulative losses from its investment in Ohana of $750 since the fourth quarter of 2004, including $96, $461 and $193 in 2006, 2005 and 2004, respectively. As a consequence of the Rescission Agreement, there are no additional terms associated with the Company’s investment in ADML Holdco that would impact its accounting for this investment under FIN 46 (R), the Company has no further commitments or other arrangements to provide funding for any shortfalls ADML Holdco may incur, and there are no variable interests with respect to ADML Holdco, other than its common stock interest of 14.3%. See note 5 for more information regarding the Rescission Agreement.

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

During the first quarter of 2006, the Company was informed of an Ohana re-financing, which coupled with the changes in the business outlook, led the Company to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded in the first quarter of fiscal 2006 an impairment of its investment

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

in Ohana of $659. No amount of the charge will result in future cash expenditures. The carrying value of the Company’s investment in Ohana at December 31, 2006 was $91. The Company has received one or more expressions of interest from third parties who wish to acquire the Company’s remaining equity in ADML Holdco, but no term sheet or transaction has been signed.

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

Dr. Anthony E. Hwang, a former director of the Company, and Mr. F. William Conner, Chairman, President and Chief Executive Officer of the Company, became directors of Asia Digital Media on December 17, 2004. Dr. Hwang subsequently resigned from the Board of Directors of Entrust, Inc. effective November 17, 2005. Concurrent with this resignation, Mr. Conner resigned as a director of Asia Digital Media effective November 18, 2005.

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

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $349 and $299, in its condensed consolidated statement of operations for 2006 and 2005, respectively. The Company has recorded cumulative losses through December 31, 2006 from its investment in Asia Digital Media of $1,111 since its investment in the fourth quarter of 2004.

During the first quarter of 2006, the Company was informed of changes in its Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

implications for Asia Digital Media. The Company had concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded in the first quarter of fiscal 2006 an impairment of its investment in Asia Digital Media in the amount of $2,357. No amount of the charge will result in future cash expenditures. After this impairment and inclusion of the Company’s share of Asia Digital Media’s losses, the remaining carrying value of the Company’s investment in Asia Digital Media at December 31, 2006 was $78. The Company continues to account for its investment in Asia Digital Media under the equity method.

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

On May 27, 2003, the Company announced a restructuring plan aimed at lowering costs and better aligning its resources to customer needs. The plan allowed the Company to have tighter integration between customer touch functions, which better positions the Company to take advantage of the market opportunities for its new products, and solutions. The restructuring plan included eliminating positions to lower operating costs, closing under-utilized office capacity, primarily from the excess space in the Company’s Santa Clara, California and Addison, Texas facilities, and re-assessing the useful life of related excess long-lived assets. The workforce portion of the restructuring plan had been significantly completed by December 31, 2003, while the facilities plan was executed by September 30, 2003. The Company also announced non-cash charges related to the impairment of a long-term strategic investment and the impairment of purchased product rights acquired through the enCommerce acquisition of June 2000.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Summary of Accrued Restructuring Charges for May 2003 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at December 31, 2006, 2005 and 2004:

	December 31, 2006
	Total Restructuring Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities	$0.4	$0.1	$0.3

	December 31, 2005
	Total Restructuring Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities	$1.2	$0.8	$0.4

	December 31, 2004
	Total Restructuring Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Workforce reduction and other personnel costs	$0.9	$0.9	$—
Consolidation of excess facilities	2.2	1.0	1.2

Total	$3.1	$1.9	$1.2

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $5,100 of its accrued restructuring charges for the June 2001 restructuring in fiscal 2007, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,300 in fiscal 2008, $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,600 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the June 2001 restructuring plan at December 31, 2006, 2005 and 2004:

	December 31, 2006
	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities	$25.5	$4.1	$2.8	$24.2

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

As of December 31, 2006, the Company had estimated a total of $11,600 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

7.    Investments

The Company’s investments consist of the following:

	December 31,
	2006	2005
Short-term marketable investments:
Held to maturity, at amortized cost:
Corporate debt securities	$2,639	$22,524

Long-term strategic and equity method investments:
Equity method investment—Asia Digital Media Limited	$78	$2,880
Long-term strategic investment—Ohana	91	750

Total long-term strategic and equity method investments	$169	$3,630

8.    Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2006	2005
Computer and telecom equipment	$18,527	$16,916
Furniture and fixtures	5,309	5,249
Leasehold improvements	11,294	11,197
Internal-use software	7,352	6,437

	42,482	39,799
Less: accumulated depreciation and amortization	(39,761)	(37,122)

Total property and equipment, net	$2,721	$2,677

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

9.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
Payroll and related benefits	$7,204	$4,412
Other	4,520	1,999

	$11,724	$6,411

10.    Income Taxes

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	Year Ended December 31,
	2006	2005	2004
Income (loss) before income taxes:
United States	$(8,204)	$2,516	$630
Foreign	(6,929)	4,390	1,135

	$(15,133)	$6,906	$1,765

Provision for income taxes:
Current:
Federal	$50	$(142)	$—
State and local	(32)	(65)	(61)
Foreign	(302)	(325)	(303)

	(284)	(532)	(364)

Deferred:
Federal	—	—	(323)
State and local	—	—	—
Foreign	—	—	—

	—	—	(323)

Total provision for income taxes	$(284)	$(532)	$(687)

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

A reconciliation between income taxes computed at the federal statutory rate and income tax provision is shown below:

	Year Ended December 31,
	2006	2005	2004
Income tax benefit at federal statutory rate	$5,145	$(2,348)	$(598)
State and local taxes, net of federal benefits	539	(42)	(38)
Foreign earnings rate differential and withholdings	(231)	46	7
Amortization of purchased intangibles	—	28	(6)
Stock option tax deduction not benefited	(618)	584	—
Foreign research and development tax credits	833	9,478	(267)
Other	9	(226)	(40)
Adjustments to deferred tax assets	5,235	381	—
Operating losses and credits not benefited	(190)	(468)	(35)
Valuation allowances on future benefits of tax losses and credits available	(11,006)	(7,965)	290

Total provision for income taxes	$(284)	$(532)	$(687)

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company’s net deferred tax benefits (liabilities) are as follows:

	December 31,
	2006	2005
Current asset (liability):
Accrued restructuring charges	$5,538	$7,132
Other allowances and accruals	2,533	1,214
Deferred income	(422)	(467)

Total	7,649	7,879

Non-current asset:
Property, plant, equipment and intangibles	12,701	11,861
Write-downs of strategic investments	5,499	5,409
United States and Foreign NOL and tax credit carry-forwards	122,066	111,760

Total	140,266	129,030

Total deferred tax asset	147,915	136,909
Valuation allowance	(147,915)	(136,909)

Net deferred tax asset	$—	$—

United States and foreign NOL and tax credit carry-forwards include $17,303 at December 31, 2006 and 2005, respectively, related to NOL carry-forwards resulting from the exercise of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards and research and development credits of approximately $12,183 from enCommerce and $6,204 from Business Signatures, at the date of acquisition, with a corresponding amount included in the

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The Company utilized $781 of acquired NOL carry-forwards from enCommerce in 2004. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce and Business Signatures. The acquired NOL carry-forwards from Business Signatures are included under “Adjustments to deferred tax assets” for 2006 in the reconciliation to the federal statutory rate above.

The Company periodically assesses the likelihood of realizing its deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets that it believes is more likely than not to be realized. The Company believes it may not generate sufficient future taxable income in specific tax jurisdictions to utilize all of its NOL carry-forwards before their expiration and, as a result, has retained a valuation allowance of $147,915.

As at December 31, 2006, the Company has net operating loss carry-forwards of approximately $247,187. Of that total approximately $211,539 relate to the United States operations and will expire at various dates in the years 2018 to 2026. The balance of approximately $35,648 relates to foreign operations, which will expire at various dates in the years 2008 to 2010. In addition, the Company has $1,991 of United States research and development credits expiring at various dates between 2016 and 2026 and foreign research and development tax credits of $21,119 expiring at various dates between 2010 and 2026.

11.    Long-Term Liabilities

Long-term liabilities include guaranteed future payments of $623 and $1,205 at December 31, 2006 and 2005, respectively, related to the acquisition of certain assets from AmikaNow!, and capital lease obligations of $22 and $41 at December 31, 2006 and 2005, respectively, assumed as a result of the acquisition of Entrust Japan during 2004. The current portions of the guaranteed future payments of $623 and $597 at December 31, 2006 and 2005, respectively, and capital lease obligations, of $19 and $18 at December 31, 2006 and 2005, respectively, have been included in accrued liabilities. The capital lease obligations bear interest at a rate of 6%, while the guaranteed future payments related to the AmikaNow! asset acquisition are non-interest bearing, and are payable over three years.

The balance of long-term liabilities of $228 at December 31, 2006 and 2005 consists primarily of long-term deposits received in connection with the sub-leasing of various United States facility locations.

12.    Capital Stock

(a)    Common Stock

The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 250,000,000 shares of Common stock.

(b)    Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock would have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as determined by the Board of Directors. As of December 31, 2006, the Company had not issued any shares of Preferred stock.

(c)    Stock Repurchase Program

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of shares of Common stock is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. During 2006, the Company repurchased 703,000 shares of its Common stock for a total cash outlay of $2,519, at an average price of $3.58 per share, including commissions paid to brokers. As of December 31, 2006, the Company has repurchased 8,530,124 of the authorized 16,928,640 shares of its Common stock under this program, for a total cash outlay of $33,610, at an average price of $3.94 per share, including commissions paid to brokers

The stock repurchase program expired on December 15, 2006. During the term of the program, the Company’s management determined the timing and amount of shares repurchased based on its evaluation of market and business conditions. The repurchased shares are considered authorized but unissued shares of the Company and are available for issuance under the Company’s stock incentive, employee stock purchase and other stock benefit plans, and for general corporate purposes, including possible acquisitions. The stock repurchase program was funded using the Company’s working capital.

(d)    Other Stock Issuance

During 2006, the Company issued 226,654 shares of its Common stock to an employee of the Company, in exchange for $675 in cash. No compensation cost was recorded related to this transaction, since the shares were acquired at fair market value.

13.    Stock Based Compensation and Stock Option Plans

Stock Award Plans and Summary of Activity

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

The Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”), the enCommerce, Inc. 1997 Stock Option Plan, as amended and restated, and the 1999 Non-Officer Employee Stock Incentive Plan (the “1999 Plan”), as amended (together, the “Prior Plans”), terminated and no further grants are permitted under the Prior Plans. This termination of the Prior Plans does not affect awards that are outstanding under the Prior Plans.

The Special Nonstatutory Stock Option Agreement (the “Special Plan”) provided for the grant of an option to acquire 2,000,000 shares of Common stock. Accordingly, the Company has reserved 2,000,000 shares of Common stock for issuance under the Special Plan. This option was granted in 2001.

The options under the 2006 Plan, 1996 Plan, 1999 Plan, enCommerce 1997 Plans and Special Plan are granted at the then-current fair market value of the Common stock of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years. All awards granted before April 29, 2005, generally expire on the tenth anniversary of the grant date or upon termination of employment, while options granted on or after April 29, 2005, generally expire on the seventh anniversary of the grant date or upon termination of employment. Restricted stock units (“RSUs”) granted under

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

these plans entitle the holder to exercise the options in exchange for shares of Common stock as the award vests. RSUs generally vest ratably over four years.

Summary of activity for all plans under the 2006 Plan, the Business Signatures 2002 Plan, as assumed, and the Prior Plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Balance at December 31, 2003	14,139,180	15,668,305	6.29
Restricted stock issued to former and current members of Board of Directors and employee	(28,250)	—
Stock options:
Granted	(2,252,725)	2,252,725	4.54
Forfeited	2,514,399	(2,514,399)	8.27
Exercised	—	(379,831)	2.19

Balance at December 31, 2004	14,372,604	15,026,800	5.78
Forfeiture of restricted stock issued to former and current members of Board of Directors and employee	750	—
Stock options:
Granted	(1,171,200)	1,171,200	4.13
Forfeited	1,617,857	(1,617,857)	6.29
Exercised	—	(1,551,956)	3.27
Restricted stock units:
Granted	(529,685)	529,685	—
Forfeited	40,695	(40,695)	—
Stock appreciation rights:
Granted	(132,668)	132,668	3.97
Forfeited	28,334	(28,334)	3.97

Balance at December 31, 2005	14,226,687	13,621,511	5.75
Authorized	5,950,590	—
Terminated under Prior Plans	(14,109,186)
Stock options:
Granted	(1,749,500)	1,749,500	3.55	1,259	0.72	6.72
Options assumed—Business Signatures 2002 Stock Plan	(1,150,590)	1,150,590	1.48	2,282	2.35	8.74
Forfeited	1,229,034	(1,229,034)	6.09	—	4.98	6.32
Vested		(923,973)	4.42	—	3.14	7.19
Unvested		(305,061)	2.63	272	2.57	7.27
Exercised	—	(569,170)	3.87	676	1.46	3.99

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Restricted stock units:
Granted	(890,389)	607,932	—	2,595	3.48	6.37
Forfeited	108,371	(99,521)	—	337	3.76	6.31
Unvested		(99,521)	—	337	3.76	6.31
Matured	—	(114,345)	3.48	398	3.48	9.00
Stock appreciation rights:
Granted	(1,189,600)	1,189,600	3.71	669	1.28	6.18
Forfeited	80,750	(80,750)	3.58	12	1.19	6.62
Unvested		(80,750)	3.58	12	1.19	6.62

Balance at December 31, 2006	2,506,167	16,226,313	$5.30
Vested		11,385,095
Unvested		4,841,218

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

For the twelve months ended December 31, 2006, compensation cost of $4,332, was recognized for employee stock compensation. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is approximately $3,389 higher than if it had continued to account for share based compensation under APB Opinion 25. Also, the Company’s net loss per share was higher by $0.06 for the year ended December 31, 2006, than under its previous accounting method for share based compensation.

In accordance with the provisions of SFAS No. 123(R), no unearned deferred compensation expense was recorded for stock-based awards to employees. Compensation costs related to stock based awards are treated as a credit to Additional Paid in Capital in Shareholder’s Equity when the expense is recognized over the requisite service period. Unearned deferred compensation recorded in 2005 of $1,814 related to SARs and RSUs granted in that year had been subsequently reversed in 2006 to comply with the SFAS No. 123(R) provisions which prohibit such practice.

If the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income (loss) and earnings per share in the following table.

	Year Ended December 31,
	2005	2004
Net income, as reported	$6,374	$1,078
Total stock-based employee compensation expense determined under fair value-based method for all awards	$(8,473)	$(11,059)

Pro forma net loss	$(2,099)	$(9,981)

Net income (loss) per share:
Basic—as reported	$0.10	$0.02
Basic—pro forma	$(0.03)	$(0.16)
Diluted—as reported	$0.10	$0.02
Diluted—pro forma	$(0.03)	$(0.16)

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2006, the Company issued 607,932 restricted stock units to employees with an average grant date value of $3.48 per unit. Restricted stock units are valued at fair value of the underlying stock on the date of grant. Compensation cost related to RSUs is recognized over the requisite service period, which is generally between two to four years.

Of the restricted stock units granted, 120,957 carrying specific performance vesting conditions were awarded to certain employees. The vesting of such awards is subject to certain performance targets in future periods. If such performance conditions are not met, the awards forfeit. As of December 31, 2006, the Company has recognized $106 of compensation cost with respect to these awards, as it was concluded that the attainment of the performance conditions was probable on 25,000 units at that date. Also, 47,979 units were forfeited as a result of performance targets not being met. A total of 883,056 RSUs are outstanding at December 31, 2006 with an aggregate fair value of $3,771.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The total compensation cost related to non-vested RSUs awards not yet recognized, and the related weighted-average requisite service period remaining is as follows:

	As at December 31, 2006
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years	Average Grant Date Fair Value per Unit
2005	$1,044	2.46	$4.01
2006	$1,499	1.37	$3.48

	$2,543

Stock Appreciation Rights (“SARs”)

SARs give the issuer a right to participate in the appreciation of the underlying stock up to a ‘capped’ value of four times the stock price on date of grant. SARs are settled by issuance of common stock.

A total of 1,189,600 SARs were granted to employees in the year ended December 31, 2006, which had an average strike price of $3.71 per right, equivalent to the underlying share price on the date of grant. These instruments vest over four years and have a contractual life of seven years. A total of 132,668 SARs were granted to the members of our Board of Directors in 2005 and have a vesting period of three years and a contractual life of seven years. The total compensation cost related to these SARs awards not yet recognized is displayed in the following table:

	As at December 31, 2006
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years
2005	$18	1.39
2006	$778	3.23

	$796

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

Stock Options

The total compensation cost related to non-vested stock option awards not yet recognized and the related weighted average period remaining for stock options is as follows:

	As at December 31, 2006
	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years
Grant Year
2003	174	0.58
2004	335	1.44
2005	512	1.74
2006	4,736	3.51

	$5,757	3.14

The number of outstanding options and warrants exercisable into Common stock was 15,343,257, 10,782,591 and 9,137,383; at December 31, 2006, 2005, and 2004, respectively. The weighted average exercise price of these exercisable outstanding options and warrants was $5.30, $6.52, and $6.59 respectively.

Valuation of Stock Options

Under the Black-Scholes option pricing model, input assumptions are determined at the time of option grant and are not adjusted for the life of that grant. The following weighted average assumptions were used in the option fair value calculations.

Year of Grant	2002	2003	2004	2005	2006
Expected term (years)	5.00	5.00	5.00	5.00	4.75
Expected volatility	116%	108%	102%	55%	55%
Dividend yield	—	—	—	—	—
Expected risk free interest rate	4.13%	3.30%	3.20%	4.07%	4.82%

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Assumption of Business Signatures 2002 Stock Plan

As fully described in Note 3, on July 19, 2006, the Company completed the acquisition of all of the outstanding stock of Business Signatures. As part of this acquisition, the Company assumed the obligations of Business Signatures under its 2002 Stock Plan. Under this plan, the Company assumed options to purchase 1,792,092 shares of Business Signature Common stock in exchange for options to purchase 1,150,590 shares of the Company’s Common stock. The assumed options have a fair value estimated at $2,709 at the date of acquisition utilizing the following Black-Scholes input assumptions:

Weighted average expected term (years)	6.05
Expected volatility	55%
Expected dividend yield	—
Discount rate—bond equivalent yield	4.11%
Weighted average exercise price	$1.48

On the date of acquisition, 269,250 options to purchase the Company’s Common stock were vested with an estimated value of $722. The fair value of assumed, vested options was accounted for as part of the purchase price. The remaining fair value of $1,987 of unvested options constitutes future compensation cost to be recognized over the remaining service periods.

Summary Stock Options and SARs

The following tables summarize information concerning outstanding stock options and SARs as at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 to $2.44	680,934	0.28	0.52	2,550	412,193	0.66	1,489
$2.45 to $5.00	8,236,235	6.55	3.67	5,731	4,546,749	3.72	3,209
$5.01 to $6.72	157,986	2.71	6.15		157,986	6.15
$6.73 to $6.86	1,825,213	4.92	6.75		1,825,213	6.75
$6.87 to $10.00	4,035,800	4.31	6.88		4,035,800	6.88
$10.01 to $50.00	398,289	3.11	22.75		398,289	22.75
$50.01 to $130.25	8,800	3.24	79.62		8,800	79.62

	15,343,257		$5.30	$8,281	11,385,030		$4,698

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Stock Option and SARs In-the-Money and Out-of-the-Money Information as of December 31, 2006(1)

	Exercisable	Un-exercisable	Total	Percentage of Total Options Outstanding
In-the-Money	3,648,806	3,824,813	7,473,619	49%
Out-of-the-Money	7,736,224	133,414	7,869,638	51%

Total Options and SARs Outstanding	11,385,030	3,958,227	15,343,257	100%

(1)	The average closing price of the Common stock was $3.61 for the year ended December 31, 2006, as reported by the NASDAQ Global Market. The closing price at December 29, 2006 was $4.27.

14.    Net Income (Loss) Per Share

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock under the treasury stock method for the year ended December 31, 2006 was 482,153 shares, compared to a dilutive effect of 1,682,383 and 1,225,534 shares for the years ended December 31, 2005 and 2004, respectively, which increased the weighted average common shares outstanding used in the computation of diluted net income (loss) per share. In addition, 7,736,224, 7,756,093 and 6,951,494 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

15.    Related Party Transactions

Significant related party transactions not otherwise disclosed in the financial statements, included the following:

On September 14, 2006, the Company entered into a services agreement with Gov3 Ltd. (“Gov3”). At the time this services agreement was concluded, Andrew Pinder, a Director for the Company at that time, held approximately 10% of the outstanding equity in Gov3. This services work involved assisting with certain sales activities and in the development of certain marketing collateral. Gov3 received approximately $104 for the provision of such services. Mr. Pinder resigned from the Board of Directors on October 29, 2006 and became an executive officer for the Company on the same date.

Revenues include sales to Asia Digital Media for 2005 and 2004 of $667 and $1,077, respectively, net of intercompany profit eliminations. Sales and marketing expenses include $299 for consulting services received from Asia Digital Media in 2006.

Asia Digital Media reimburses the Company for expenses paid on behalf of Asia Digital Media. The expenses reimbursed in 2005 and 2004 amounted to $112 and $146, respectively. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

Revenues include sales to Entrust Japan for 2004 of $1,185.

Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. There was no trade accounts receivable from Asia Digital Media at December 31, 2006 or 2005. Accounts payable include $82 due to Asia Digital Media at December 31, 2006.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

16.    Commitments and Contingencies

(a)    Lease and Other Commitments

The Company leases administrative and sales offices and certain property and equipment under non-cancelable operating leases that expire at various dates up to 2015. Total rent expenses under such leases for 2006, 2005 and 2004 were $5,258 $5,704 and $5,499, respectively. At December 31, 2006, the future minimum lease payments under operating leases were as follows:

	Lease Payments on Utilized Facilities	Lease Payments on Restructured Facilities	Total Lease Payments
2007	$3,669	$6,673	$10,342
2008	3,101	6,645	9,746
2009	2,343	6,743	9,086
2010	2,181	7,013	9,194
2011	1,643	2,960	4,603
Thereafter	8,475	—	8,475

Total future minimum lease payments including restructured facilities	$21,412	$30,034	$51,446

In addition to the lease commitments included above, the Company has provided letters of credit totaling $3,250 as security deposits in connection with certain office leases. The Company has non-cancelable subleases of certain facilities included above. Payments to be received under these subleases will total $1,146 in 2007, $1,182 in 2008, $1,219 in 2009, $1,255 in 2010 and $322 in 2011, all of which relate to restructured facilities.

The Company has also entered into a financing arrangement for the purpose of funding certain annual insurance premiums, with a remaining balance of $562 at December 31, 2006.

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

17.    Employee Savings Plan

The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

employees. The Company matches 50% of employee contributions up to 4.5% of their individual compensation. Matching contributions made by the Company totaled $991, $785, and $795 for 2006, 2005, and 2004, respectively.

18.    Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2006	2005	2004
Non-cash investing and financing activities:
Minimum future payment obligations relating to purchase transaction	$—	$—	$1,202

Conversion of loan to Ohana into common shares of ADML Holdco	$—	$—	$650

Income taxes paid, net	$509	$584	$31

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

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2006	2005	2004
Revenues:
United States	$47,958	$44,333	$47,749
Canada	18,216	20,293	15,802
Europe, Asia and Other	29,009	33,502	27,406

Total revenues	$95,183	$98,128	$90,957

Segment operating income (loss) before depreciation and amortization and restructuring charges:
United States	$(2,339)	$1,832	$1,129
Canada	(3,193)	9,371	4,315
Europe, Asia and Other	(1,576)	(434)	1,100

Total segment operating income (loss) before depreciation and amortization and restructuring charges	(7,108)	10,769	6,544

Depreciation and amortization expense:
United States	1,417	668	558
Canada	2,227	4,782	4,589
Europe, Asia and Other	83	148	235

Total depreciation and amortization	3,727	5,598	5,382

Restructuring charges:
United States	2,765	—	—
Canada	—	—	—
Europe, Asia and Other	—	—	—

Total restructuring charges	2,765	—	—

Segment operating income (loss) and consolidated income (loss) from operations:
United States	(6,521)	1,164	571
Canada	(5,420)	4,589	(274)
Europe, Asia and Other	(1,659)	(582)	865

Total segment operating income (loss) and consolidated income (loss) from operations	(13,600)	5,171	1,162

Other income (expense):
United States	(1,683)	1,352	59
Canada	149	422	542
Europe, Asia and Other	1	(39)	2

Other income (expense)	(1,533)	1,735	603

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

	Year Ended December 31,
	2006	2005	2004
Income (loss) before income taxes:
United States	$(8,204)	$2,516	$630
Canada	(5,271)	5,011	268
Europe, Asia and Other	(1,658)	(621)	867

Income (loss) before income taxes	$(15,133)	$6,906	$1,765

Long-lived assets:
United States	$76,575	$16,511	$19,105
Canada	4,290	5,885	8,703
Europe, Asia and Other	403	477	672

Total long-lived assets	$81,268	$22,873	$28,480

Total assets:
United States	$105,831	$95,057	$110,988
Canada	18,655	30,771	29,837
Europe, Asia and Other	3,330	4,621	5,058

Total	$127,816	$130,449	$145,883

(c)    Major Customer Information

In 2006, a single customer accounted for 15% of revenues, while one other customer accounted for 10% of revenues. In 2005 and 2004, a single customer accounted for 10% of revenues in each of those years, while no other customers accounted for 10% or more of revenues.

The United States government represented 15%, 17% and 17% of total revenues in 2006, 2005 and 2004, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 10%, 9% and 10% of total revenues in 2006, 2005 and 2004, respectively. The Canadian government represented 10%, 10% and 9% of total revenues in 2006, 2005 and 2004, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 9%, 6% and 6% of total revenues in 2006, 2005 and 2004, respectively.

EXHIBIT INDEX

Exhibit Number	Description	Form	Number

2.1(1)†	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2(2)†	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1(8)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2(10)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

10.1(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.2(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.3(8)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.4(7)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.5(7)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.6(7)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

10.7(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.8(5)*	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.9(11)*	1999 Non-Officer Employee Stock Incentive Plan, as amended	10-K	10.15

10.10(8)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.11(8)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.12(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.13(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.14(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

10.15(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

10.16(8)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

Exhibit Number	Description	Form	Number

10.18(8)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

10.19(12)*	Letter Agreement dated August 29, 2003 between the Registrant and Hans Downer	10-Q	10.1

10.20(12)*	Executive Severance Agreement dated September 4, 2003 between the Registrant and Kevin Sullivan	10-Q	10.2

10.21(12)*	Transition Agreement and Release dated September 18, 2003 between the Registrant and Edward J. Pillman	10-Q	10.3

10.22(13)*	Employment Letter dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.22

10.23(13)*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.23

10.24(13)*	Executive Severance Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.24

10.25(13)*	2005 Sales Compensation Plan dated March 14, 2005 between the Registrant and Jim N. Contardi	10-K	10.25

10.26(13)*	Separation Agreement and Release dated December 21, 2004 between the Registrant and Kevin Sullivan	10-K	10.26

10.27(13)*	Consulting Services Letter Agreement dated January 7, 2005 between the Registrant and Ed Pillman	10-K	10.27

10.28(14)*	Separation Agreement dated January 24, 2006 between the Registrant and Hans Downer	10-K	10.28

10.29(14)*	Letter Agreement dated September 9, 2004 between the Registrant and Peter Bello	10-K	10.29

10.30(14)*	Executive Severance Agreement dated September 9, 2004 between the Registrant and Peter Bello	10-K	10.30

10.31(14)*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement between the Registrant and Peter Bello	10-K	10.31

10.32(14)*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Hans Ydema	10-K	10.32

10.33(14)*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Sam Morcos	10-K	10.33

10.34(15)*	Contract of Employment dated October 29, 2006 between the Entrust (Europe) Ltd and Andrew Pinder	8-K	10.1

10.35(16)*	Severance and Change in Control Agreement dated February 15, 2007 between the Registrant and David J. Wagner	8-K	10.1

10.36(16)*	Severance and Change in Control Agreement dated February 15, 2007 between the Registrant, Entrust Limited and Kevin Simzer	8-K	10.2

21	Subsidiaries of the Registrant	Enclosed Herewith

23.1	Consent of Grant Thornton LLP	Enclosed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Enclosed Herewith

Exhibit Number	Description	Form	Number

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Enclosed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Enclosed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Enclosed Herewith

*	Management contract of compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-24733).
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-24733).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24733).
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-24733).
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-24733).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-24733).
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 29, 2006 filed with the Securities and Exchange Commission on November 2, 2006 (File No. 000-24733).
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 15, 2007 filed with the Securities and Exchange Commission on February 15, 2007 (File No. 000-24733).
†	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.