Form 10-Q
period 2007-03-31
ENTRUST INC
filed 2007-05-08
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 60,569,076 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of May 3, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$20,789	$19,888
Short-term marketable investments	—	2,639
Accounts receivable (net of allowance for doubtful accounts of $1,497 at March 31, 2007 and $1,470 at December 31, 2006)	21,282	21,117
Prepaid expenses and other receivables	3,058	2,904

Total current assets	45,129	46,548
Property and equipment, net	2,106	2,721
Purchased product rights and other purchased intangible assets, net	13,254	13,843
Goodwill	60,214	60,214
Long-term strategic and equity investments	91	169
Other long-term assets, net	4,290	4,321

Total assets	$125,084	$127,816

Liabilities
Current liabilities:
Accounts payable	$10,081	$8,544
Accrued liabilities	4,657	11,724
Accrued restructuring charges, current portion	5,262	5,217
Deferred revenue	28,279	23,575

Total current liabilities	48,279	49,060
Accrued restructuring charges, long-term portion	18,018	19,301
Other long-term liabilities	218	231

Total liabilities	66,515	68,592

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 60,612,705 and 60,161,720 issued and outstanding shares at March 31, 2007 and December 31, 2006, respectively	606	602
Additional paid-in-capital	766,998	765,140
Accumulated deficit	(709,762)	(707,333)
Accumulated other comprehensive income	723	811

Total shareholders’ equity	58,565	59,220

Total liabilities and shareholders’ equity	$125,084	$127,816

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDE NSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(In thousands, except share and per share data)	2007	2006
Revenues:
Product	$9,144	$6,578
Services and maintenance	15,419	14,521

Total revenues	24,563	21,099

Cost of revenues:
Product	1,808	1,944
Services and maintenance	7,448	7,041
Amortization of purchased product rights	332	207

Total cost of revenues	9,588	9,192

Gross profit	14,975	11,907

Operating expenses:
Sales and marketing	9,093	7,513
Research and development	5,349	4,240
General and administrative	3,260	3,675
Restructuring charges and adjustments	—	2,895

Total operating expenses	17,702	18,323

Loss from operations	(2,727)	(6,416)

Other income (expense):
Interest income	180	742
Foreign exchange gain (loss)	247	(208)
Write-down of long-term strategic and equity investments	—	(3,016)
Loss from equity investments	(77)	(171)

Total other income (expense)	350	(2,653)

Loss before income taxes	(2,377)	(9,069)
Provision for income taxes	52	99

Net loss	$(2,429)	$(9,168)

Net loss per share:
Basic	$(0.04)	$(0.15)
Diluted	$(0.04)	$(0.15)
Weighted average common shares used in per share computations:
Basic	60,387	59,895
Diluted	60,387	59,895

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDEN SED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,429)	$(9,168)
Non-cash items in net loss:
Depreciation and amortization	1,072	617
Non-cash compensation expense	1,305	702
Loss from equity investments	77	171
Provision for doubtful accounts	40	435
Write-down of strategic and equity investments	—	3,016
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(257)	2,825
(Increase) decrease in prepaid expenses and other receivables	(161)	1,199
Increase (decrease) in accounts payable	1,523	(444)
Decrease in accrued liabilities	(7,104)	(517)
Increase (decrease) in accrued restructuring charges	(1,238)	1,964
Increase in deferred revenue	4,628	2,427

Net cash provided by (used in) operating activities	(2,544)	3,227

INVESTING ACTIVITIES:
Purchases of marketable investments	—	(8,440)
Maturities of marketable investments	2,639	12,679
Purchases of property and equipment	(72)	(301)
Proceeds on disposition of property and equipment	372	—
Increase in other long-term assets	(136)	(4)

Net cash provided by investing activities	2,803	3,934

FINANCING ACTIVITIES:
Repurchase of common stock	—	(1,531)
Proceeds from exercise of stock options	557	792

Net cash provided by (used in) financing activities	557	(739)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	85	12

NET INCREASE IN CASH AND CASH EQUIVALENTS	901	6,434
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,888	59,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,789	$66,363

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2. ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company was not required to record an increase in the liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007, accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was immaterial and would not impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

It is not expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect any change that does occur to have a significant impact on its results of operations or the financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company was not required to record a liability for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

All federal income tax returns of the Company and its subsidiaries are closed through 2003 in the U.S. and 2002 in Canada. The Internal Revenue Service (“IRS”) examination of the years 1997 through 2001 for the Company is completed, with no outstanding issues pending. The Company’s Canadian subsidiary is currently under examination by the Canadian Revenue Agency (“CRA”) for its transfer pricing structure for the years 2003 and 2004. It is anticipated that the examination with the CRA will be completed within the next twelve months. Taxation years back to fiscal 1998 remain open to the extent that the Company has net operating loss (“NOL’s”) carry-forwards related to those years. Otherwise, the Company’s federal income tax returns are generally subject to examination for a period of three years after filing of the respective return in the U.S. and four years in Canada.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company and its subsidiaries have various state income tax returns in the process of examination or administrative appeals. The Company does not expect that these examinations will affect the amount of its unrecognized tax benefits.

NOTE 3. ACQUISITIONS

Orion Security Solutions, Inc. (“Orion”)

On June 15, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Orion, a Virginia corporation, pursuant to a stock purchase agreement dated as of June 15, 2006 (“Stock Purchase Agreement”) among the Company, Orion, and the shareholders of Orion. The Company acquired all of the common stock of Orion, a privately-held provider of public key infrastructure services to defense-related governmental agencies and other customers, such as the Department of Defense, the United States Marine Corps and the National Security Agency and commercial companies in the healthcare industry, in exchange for $9,000 in cash and $135 in acquisition-related costs. The acquisition was made in order to extend the Company’s overall leadership in the United States government vertical, by further strengthening the Company’s ability to provide identity and information security to the United States civilian government agencies, adding key defense agencies to the Company’s customer base. Although the Company intends to continue Orion’s business substantially in the manner conducted by Orion immediately prior to the acquisition, it plans to integrate Orion’s business into Entrust Cygnacom, a wholly owned subsidiary of the Company, located in McLean, Virginia.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. The results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition. In the three months ended March 31, 2007, the Company recorded amortization of $48 and $38 related to customer relationships and non-competition agreement assets, respectively, arising from this acquisition.

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

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $51,211 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Business Signatures have been included in the Company’s consolidated financial statements commencing from July 19, 2006, the effective date of the acquisition. In the three months ended March 31, 2007, the

Company recorded amortization of $163 and $128 related to customer/partner relationships and purchased product rights, respectively, arising from this acquisition.

The following table summarizes, for comparative purposes, the combined results of operations, on a pro forma basis, of the Company, Orion and Business Signatures for the three months ended March 31, 2006, as if the acquisitions had taken place as of the beginning of that period, and, accordingly, include a full period’s amortization of the assets related to customer/partner relationships, purchased product rights and non-competition agreements in each period shown below.

Three Months Ended March 31, 2006
Revenues	$21,849
Net loss	(12,215)
Basic and diluted net loss per share	(0.20)

These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 4. STOCK-BASED COMPENSATION

Compensation cost related to stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) recognized in operating results was $1,305 and $702 in the three months ended March 31, 2007 and 2006, respectively.

The following table sets forth the related weighted-average assumptions, used to determine compensation cost for stock options and SARs.

	Three Months Ended, March 31, 2007	Three Months Ended, March 31, 2006
Weighted average assumptions:

Expected volatility	55%	55%

Risk free rate of return	4.62%	4.11%

Expected option term (years)	4.63	4.75

Summary of activity for the three months ended March 31, 2007 under the 2006 Plan, the Business Signatures 2002 Plan, as assumed, and the prior plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Balance at December 31, 2006	2,506,167	16,226,313	5.30
Vested		11,385,095
Unvested		4,841,218

Stock options:
Granted	(758,600)	758,600	4.14	—	2.11	6.72

Forfeited	294,460	(411,366)	3.96	67	4.01	5.86
Vested		(131,115)	6.69	—	9.14	4.80
Unvested		(280,251)	2.63	403	1.51	6.38
Exercised		(286,667)	1.93	36	3.45	5.63

Restricted stock units:
Granted	(344,000)	172,000	—	711	1.1	6.85
Forfeited	143,532	(71,766)	—	296	0.89	6.12
Matured		(163,318)	—	675	3.83	5.96

Stock appreciation rights:
Granted	—	—	—	—	—	—
Forfeited	14,550	(14,550)	3.83	4	1.32	5.87
Exercised		(1,000)	3.83	—	1.32	5.87

Balance at March 31, 2007	1,856,109	16,208,246	5.34
Vested		11,471,482
Unvested		4,736,764

During the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was $557.

At March 31, 2007, there was $6,130 of total unrecognized compensation cost related to non-vested stock option and SARs awards. Compensation expense related to stock options and SARs for the three months ended March 31, 2007 and 2006 was $966 and $617, respectively.

At March 31, 2007, there was approximately $1,848 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans. Compensation expense related to RSUs for the three months ended March 31, 2007 and 2006 was $339 and $85, respectively. During the first three months of 2007, the Company granted 162,000 RSUs, the vesting of which is based upon the achievement of market conditions. Compensation cost for an RSU award with a market condition are recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition, based on the grant date fair value of the award. However, unlike awards with a service or performance condition, the compensation cost for an award with a market condition will not be reversed solely because the market condition is not satisfied.

NOTE 5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the three months ended March 31, 2007:

	Three Months Ended March 31,
	2007	2006
Allowance for doubtful accounts, beginning of period	$1,470	$467
Provision for doubtful accounts, net	40	435
Amounts written-off, net of recoveries	(13)	(31)

Allowance for doubtful accounts, end of period	$1,497	$871

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund its remaining accrued restructuring charges for the May 2003 restructuring as follows: $95 in the remainder of fiscal 2007, $155 in fiscal 2008 and $25 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at March 31, 2007:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2007
Consolidation of excess facilities	$0.3	—	$0.3

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

During 2006, the Company made further adjustments to the restructuring charges that had previously been recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility, resulting from the conclusion of an extension agreement with the current sublessee to sublease the California facility through March 31, 2011, which represents substantially all of the remaining lease period on the building. As a result of the conclusion of the final sublease arrangement during 2006, the Company adjusted its accrual related to the June 2001 restructuring to reflect the known sublet lease recoveries under the extension agreement.

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, the current obligations would require the Company to fund $3,900 of its accrued restructuring charges for the June 2001 restructuring during the remainder of fiscal 2007, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,300 in fiscal 2008, $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,600 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges net of sublease recoveries related to the June 2001 plan at March 31, 2007:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at March 31, 2007
Consolidation of excess facilities	$24.2	$1.2	$—	$23.0

As of March 31, 2007, the Company had estimated a total of $11,000 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

NOTE 7. NET INCOME (LOSS) PER SHARE AND SHARES OUTSTANDING

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock of all classes outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common stock and potential Common stock outstanding, and when dilutive, options to purchase Common stock (including stock options, restricted stock units and stock appreciation rights) using the treasury stock method. The options to purchase Common stock are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock, or Common stock to be issued under stock award agreements, under the treasury stock method for the three months ended March 31, 2007 and 2006 was 326,281 and 392,485 shares, respectively, which increased the weighted average common shares outstanding used in the computation. In addition, 6,564,164 and 8,245,613 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended March 31,

2007 and 2006, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three months ended March 31, 2007, the Company issued 450,985 shares of Common stock, respectively, related to the exercise of employee stock options and restricted stock units.

NOTE 8. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is used to invest primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company did not hold any short term marketable investments as of March 31, 2007.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at March 31, 2007. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at March 31, 2007 represented approximately 14% of the voting share capital of Ohana. The carrying value of the Company’s investment in Ohana at March 31, 2007 was $91.

The Company also holds an equity interest in Asia Digital Media, which at March 31, 2007 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. There was no remaining carrying value of the Company’s investment in Asia Digital Media at March 31, 2007.

The Company recorded no revenues from Asia Digital Media for the three months ended March 31, 2007 and 2006.

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

The Company operates in three main geographic areas as follows:

	Three months ended March 31,
	2007	2006
Revenues:
United States	$11,545	$8,447
Canada	6,295	6,160
Europe, Asia and Other	6,723	6,492

Total revenues	$24,563	$21,099

Income (loss) before income taxes:
United States	$239	$(6,548)
Canada	(2,366)	(2,269)
Europe, Asia and Other	(250)	(252)

Total income (loss) before income taxes	$(2,377)	$(9,069)

	March 31, 2007	December 31, 2006
Total assets:
United States	$100,547	$105,831
Canada	20,912	18,655
Europe, Asia and Other	3,625	3,330

Total	$125,084	$127,816

NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(2,429)	$(9,168)
Foreign currency translation adjustments	(88)	(82)

Comprehensive loss	$(2,517)	$(9,250)

NOTE 11. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2006. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding with no change in status.

NOTE 12. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115,” to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial position, results of operations or cash flows.

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

EXECUTIVE OVERVIEW

We are a global provider of software that secures digital identities and information. Over 1,650 enterprises and government agencies in more than 50 countries use our solutions to help secure the digital lives of their citizens, customers, employees and partners. Our proven software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges, such as identity theft and loss of intellectual property, into business opportunities.

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

In 2006, we launched our Layered Consumer and Enterprise Security Architectures. These layered approaches to security help give our customers a roadmap for building security across their enterprise and customer facing applications, and for governments, citizens facing applications. The layered approach allows our customers to customize the level of security to the value of the data or transaction. Entrust has unique capabilities in the market to assist our customers with their growing identity and information protection needs.

Entrust has three key platforms, Authentication, Transaction Monitoring and Information Protection, which support our layered security architectures. We have a unique end-to-end platform for securing digital identities and information. This end-to-end software platform is easy to implement, user friendly and cost effective with the ability to evolve over time to grow with our customers needs.

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

As of December 31, 2006, financial institutions in the United States must offer stronger security measures for online customers according to the Federal Financial Institutions Examination Council’s (“FFIEC”) guidance. The financial institutions want the easiest and most cost effective solution. We are well positioned with a wide portfolio that allows the financial institutions to start with an easy, cost effective solution to meet the initial requirements and then utilize our full Risk-Based Authentication platform to provide additional layers of security in the coming years.

Product Category Financial Metrics:

•	Emerging products (IdentityGuard, Boundary Messaging, and Fraud Detection) accounted for $2.3 million, or 25% of product revenue, up 138% from $900 thousand in Q1, 2006.

•	PKI products accounted for $6.4 million, or 70% of product revenue, up 29% from $5.2 million in Q1, 2006.

•	Single sign-on products accounted for $483 thousand, or 5% of product revenue, up 3% from $470 thousand in Q1, 2006.

We also provide support services and professional services, including architecture, installation, and integration services related to the products that we sell. These services represent a significant portion of our revenues, but are closely related to the demand for our products. In addition, the margins on our products are significantly higher than margins on our services. As a result, we are primarily focused on growing our product revenues. In Q1, 2007 deferred revenue increased to $28.3 million, a record high driven by an increase of $2.0 million in subscription product bookings and $2.9 million in professional services and support and maintenance renewals from Q1, 2006. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software growth.

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

We market and sell our products and services in both the enterprise and government market space. In Q1, 2007, 60% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In fact, Entrust now counts 10 of the top 11 e-governments, as outlined by last year’s Accenture report, as customers.

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

Large government projects involve government bureaucracies, large system integrators and differing technical requirements. In order to help us better navigate through these opportunities, we have assembled a team of experts in this field. This global team will help lead our global government efforts on projects such as the move to ePassports, national ID cards and securing citizen identities and information.

In Q1, 2007, 40% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In the first quarter of 2007, financial services revenue increased 37% from the same quarter a year ago. Financial institutions are focused on FFIEC and other global compliance regulations, which we believe drove demand for our Risk-Based Authentication and messaging solutions.

A key driver of our product growth has been the recent spotlight on identity theft due to breaches at companies like Choicepoint, LexisNexis and TJX. These breaches have proven that self-regulation over the past few years has been insufficient at addressing the underlying issues. Recent legislation has addressed these concerns. California S.B. 1386 has cast more visibility on the issue for citizens, corporations, and the government. The law requires both corporations and the government to notify California residents if their sensitive data has been breached unless encryption technology is deployed. Additionally, 35 other states have now passed breach notification requirements. On a national level, bills are being written to protect citizens from identity theft and alert them if their information has been stolen.

Entrust for years has been a leader in securing digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication solution. As of March 31, 2007 we have over 7.7 million licensed users. IdentityGuard’s low cost point, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

In the first quarter, we built on the success of our Entrust IdentityGuard platform with the introduction of the industry’s first $5 one-time-passcode (OTP) security token. The low price point of the Entrust IdentityGuard Token is produced in conjunction with partner ActivIdentity. Expedia will be the first customer for the Entrust IdentityGuard Token, which leverages Entrust’s versatile authentication platform. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors.

In April 2006, Entrust introduced a Managed PKI service. This service was launched in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. Our managed service offering will allow our customers the flexibility to now have our market leading technology delivered in an outsourced service model. In December 2006, the Entrust managed PKI service made the General Services Administration (“GSA”) list of approved shared service providers. This status enables Entrust to help federal agencies reap the security benefits of PKI without having to maintain the certification authority (“CA”) themselves. This is not our first entrance into the services business. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business, which increased over 20% in the first quarter. With the introduction of the new Extended Validation SSL Certificates we should be able to grow this business at least that same rate in 2007. Our new Managed PKI Service offering will give us access to a new market of customers that can help us drive both additional license revenue, as well as new ratable services revenues.

Entrust in the past has relied significantly on large deals in each quarter. We have over the past few years reduced this dependence, but they remain a significant portion of our product revenue on a quarterly basis. Our software revenue from our top five customers in Q1, 2007 was approximately 11% of our total revenue in that quarter and we had one product deal over $1 million in the quarter. These numbers were within our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. We continue to be impacted from time to time on our software revenue by the timing of our customers’ buying process, which may include proof of concepts, senior management reviews and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

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

BUSINESS OVERVIEW

During the first quarter of 2007, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $24.6 million represented a 16% increase from the first quarter of 2006, and consisted of 37% product sales and 63% services and maintenance. Services and maintenance revenues increased 6% from the first quarter of 2006, due to increased demand for both consulting services and support and maintenance services, while product revenues increased 39% from the first quarter of 2006, driven by an improved product transaction closure rate, despite a lower average purchase value, compared to the same quarter of 2006. Net loss for the first quarter of 2007 was $2.4 million, or $0.04 per share, compared to net loss of $9.2 million, or $0.15 per share for the same period of 2006, with total expenses decreasing 1% to $27.3 million. We used $2.5 million in cash flow from operations in the first quarter of 2007, compared to net cash generated from operations of $3.2 million in the same quarter of 2006. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 25% of product revenue, which is an increase of 138% from Q1, 2006 and a decrease of 42% from Q4, 2006. Entrust PKI Products accounted for 70% of product revenue, which is an increase of 24% from Q1, 2006 and a decrease of 21% from Q4, 2006. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 20% over Q1, 2006 and 5% over Q4, 2006. Entrust Single Sign-On Products accounted for 5% of product revenue, which is an increase of 3% from Q1, 2006 and a decrease of 39% from Q4, 2006. Extended Government accounted for 60% and Extended Enterprise accounted for 40% of the product revenue in the quarter. The financial vertical accounted for approximately 18% of first quarter 2007 product revenues, an increase of 37% over Q1, 2006 and a decrease of 46% from Q4, 2006.

Other highlights from the first quarter of 2007 included:

•

The top five product transactions accounted for 11% of Q1, 2007 revenues. There was one product transaction of over $1 million in Q1, 2007, which is consistent with the same quarter of 2006. The average purchase size this quarter was $61,000, down from $85,000 in Q1, 2006 and $99,000 in Q4, 2006. Total transactions in Q1, 2007 were 113, which is up from 59 in Q1, 2006, and 108 in Q4, 2006. Twenty-three (or 20%) of the transactions were from new customers, an increase of 130% from Q1, 2006.

•	Entrust IdentityGuard transactions increased to 34 this quarter, up from 15 in Q1, 2006. In the quarter, Entrust added three new fraud detection customers in the financial services vertical.

•

Deferred revenue was $28.3 million, which is an increase of 21% from Q1, 2006 and 20% from Q4, 2006. The deferred revenue increase from Q1, 2006 was made up of $2.0 million in subscription bookings and $2.8 million in professional services and support and maintenance renewals.

•	We ended Q1, 2007 with $20.8 million in cash and marketable securities, which is down from $22.5 million at the end of Q4, 2006, and no debt.

•

The State of Illinois turned to us for deployment of Entrust Authority infrastructure and a suite of interoperable security products that help deliver valuable secure services to its citizens. The project—titled the Digital Signature/Public Key Infrastructure Project—provides a standardized way for state agencies to manage authentication, encryption and digital signatures to avoid having to purchase, build or manage similar solutions for individual applications. As one of the leading states to implement a large-scale, enterprise public key infrastructure, the State of Illinois issued its 100,000th digital certificate on Jan. 3, 2007, a major milestone for one of the country’s leading e-Government initiatives.

•

In December 2006, we made the General Services Administration (GSA) list of approved shared service providers for public key infrastructure (PKI). Just six weeks later, we completed the next step in this process by receiving a full Authority to Operate (ATO) — an accomplishment that has traditionally taken some providers a full year to accomplish. The ATO is the result of an extensive certification and accreditation (C&A) review process that the GSA conducts on shared service providers. The Authority to Operate also placed the Entrust Shared Service Provider on the HSPD12 Approved Product List (APL). We remain the provider with the largest footprint within U.S. federal civilian agencies.

•

We introduced the industry-first $5 one-time-passcode (OTP) security token. The low price point of the Entrust IdentityGuard Token is produced in conjunction with partner ActivIdentity. Expedia will be the first customer for the Entrust IdentityGuard Token, which leverages Entrust’s versatile authentication platform. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors.

•

Another industry first, we launched Entrust Entelligence Group Share, a leading edge information protection solution that helps organizations secure data stored on corporate networks in a manner that is automatic and transparent to the end-user. With zero-touch folder administration, Entrust Entelligence Group Share offers unprecedented management by allowing the ability to change permissions on a shared folder without having to modify the folder or re-encrypt data. Entrust Entelligence Group Share also provides detailed auditing and reporting capabilities to track who is accessing protected information on the network. Furthermore Entrust Entelligence Group Share can use certificates issued from any certificate authority, or using no PKI at all.

•

Another key element of the layered consumer security strategy, we announced the availability of Extended Validation (EV) SSL Certificates for use with the next-generation of EV-aware browsers and we were the first SSL vendor to activate EV SSL Certificates for Windows XP users with Microsoft® Internet Explorer 7. Entrust Extended Validation SSL Certificates — commonly referred to as “EV” certificates — are an effective anti-phishing tool that helps maintain and improve consumer confidence in online transactions by enabling strong visual cues that notify a user that a site is secure. The new technology displays prominent and consistent trust indicators in a browser’s address bar, actually turning the URL address bar green.

•

We announced that the Norwegian Ministry of Defense had selected us as the preferred vendor to help secure their communication infrastructure via strong versatile authentication and smart cards, while also providing application security, secure VPN and e-mail capabilities. The deal, which was facilitated by us in conjunction with Hewlett Packard, included the purchase of Entrust Authority™ Security Manager and a host of more than 10 additional security components.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our estimates and assumptions are reasonable. However, actual results and the timing of the recognition of such amounts could differ from those estimates.

In the first quarter of 2007, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 27% of gross accounts receivable at March 31, 2007, compared to 28% of gross accounts receivable at March 31, 2006. No customer accounted for 10% or more of net accounts receivable at March 31, 2007. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts of $0.9 million, which accounted for the majority of the increase in this provision for that year, as a charge against sales and marketing expenses. These balances remaining outstanding and, as a result, the allowance for doubtful accounts remains substantially unchanged from the end of 2006.

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

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 were effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 required us to use judgment in establishing the tax positions undertaken by us in our tax filings across the world, as well as determining which of these positions are certain or uncertain. In making these determinations, we were required to make interpretations of tax legislation and administrative enforcement of this legislation in multiple jurisdictions, but primarily in the United States and Canada. In addition, we use judgment to assess whether the identified uncertain tax positions were more likely than not of being sustained upon audit examination by the tax authority in the relevant jurisdictions. If applicable, we are also required to make estimates of the value of unrecognized tax benefits and the significance of any change to our results of operations and financial position. Finally, we were required to estimate, if applicable, the financial impact of interest and penalties of any position that would not likely be sustained on audit.

Stock-Based Compensation

Our stock award program is a broad-based, long-term retention program that is intended to contribute to our success by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing shareholders. Stock based awards may be granted to employees when they first join us, when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. Stock based awards may also be granted in specific circumstances for retention or reward purposes. The Compensation Committee of the Board of Directors may, however, grant additional awards to executive officers and key employees for other reasons. Under the stock based award plans, the participants may be granted options to purchase shares of Common stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant and become exercisable at varying rates, generally over three or four years. Options issued before April 29, 2005, generally expire ten years from the date of grant; awards issued on or after April 29, 2005, generally expire seven years from the date of grant.

In addition, we use restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) in incentive compensation plans for employees and members of the Board of Directors, in place of, or in combination with stock options to purchase shares of our stock. RSUs allow the employees to receive our Common stock once the units vest. The RSUs generally vest over two to four years.

Beginning in 2006, the Compensation Committee of the Board of Directors has issued performance stock units to certain key employees. These performance grants are based on the achievement of certain pre-determined criteria such as budgeted level of revenue attainment or target stock price. The associated compensation expense for awards with performance conditions is accrued at the time that the performance criteria are reasonably certain to be achieved. Compensation cost for an award with a market condition will be recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition.

We recognize that stock options and other stock-based incentive awards dilute existing shareholders and have attempted to control the number granted while remaining competitive with our compensation packages. Accordingly, from 2003 to 2005 we reduced our gross stock option grant rate, which contributed to a low net grant rate under our stock-based incentive plans during that time. In 2006 the gross grant rate increased for a number of reasons including issuing employee equity pursuant to two acquisitions and hiring a key executive. The equity plan overhang also increased as a result of assuming the equity plan of one acquired company. In 2007 we intend to return to our practices from 2003 and 2005 of reducing our gross stock option grant rate and keeping a low net grant rate. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) which superseded APB Opinion No. 25 and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the service period. We adopted SFAS No. 123(R) on January 1, 2006 and began recognizing compensation expense related to employee stock awards from and after January 1, 2006.

SFAS 123(R) requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating awards expected to vest including type of awards, employee class, and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

We use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of stock-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Changes in the input assumptions can materially affect the fair value estimate of our stock options. Those assumptions include estimating the expected volatility of the market price of our common stock over the expected term, the expected term of the award, the risk free interest rate expected during the option term and the expected dividends to be paid.

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

For the three months ended March 31, 2007 compensation expense of $1.3 million was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $8.0 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

Accordingly, the adoption of SFAS No. 123(R)’s fair value method has had, and will continue to have, a significant impact on our results of operations. The continued impact of SFAS No. 123(R) will depend on levels of share-based awards granted in the future. In general, the annual stock-based compensation expense is expected to decline in future years when compared to the expense reported in prior years, since we plan to reduce our gross stock based award grants. This decline is primarily the result of a change in stock-based compensation strategy as determined by management.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipated that the adoption of SFAS No. 157 will have a significant impact on our consolidated financial position, results of operations or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115,” to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. We do not anticipate that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2007	2006
Revenues:
Product	37.2%	31.2%
Services and maintenance	62.8	68.8

Total revenues	100.0	100.0

Cost of revenues:
Product	7.4	9.2
Services and maintenance	30.3	33.4
Amortization of purchased product rights	1.3	1.0

Total cost of revenues	39.0	43.6

Gross profit	61.0	56.4

Operating expenses:
Sales and marketing	37.0	35.6
Research and development	21.8	20.1
General and administrative	13.3	17.4
Restructuring charges and adjustments	—	13.7

Total operating expenses	72.1	86.8

Loss from operations	(11.1)	(30.4)

Other income (expense):
Interest income	0.7	3.5
Foreign exchange gain (loss)	1.0	(1.0)
Loss from equity investments	(0.3)	(0.8)
Write-down of long-term strategic and equity investments	—	(14.3)

Total other income (expense)	1.4	(12.6)

Loss before income taxes	(9.7)	(43.0)
Provision for income taxes	0.2	0.5

Net loss	(9.9)%	(43.5)%

REVENUES

Total Revenues

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
North America	$17.9	$14.6	23%
Outside North America	6.7	6.5	3%

Total	$24.6	$21.1	17%

Total revenues for the three months ended March 31, 2007 were $24.6 million, which represented an increase of 17% from the $21.1 million of total revenues for the same period in 2006. Total revenues derived from North America of $17.9 million in the first quarter of 2007 represented an increase of 23% from the $14.6 million in the first quarter of 2006. Total revenues derived from outside of North America of $6.7 million for the first quarter of 2007 represented an increase of 3% from the $6.5 million for the first quarter of 2006.

The increase in total revenues for the three months ended March 31, 2007, compared to the same period in 2006, was driven by product revenue, which increased 39%, with a 92% increase in customer transactions, primarily within North America. Emerging growth products and Public Key Infrastructure (PKI) product revenue were key product growth areas for us in the three months ended March 31, 2007, increasing 138% and 24%, respectively, compared to the same period in 2006. Government and financial services were key customer sectors for us in the first three months of 2007. The extended government market in the US increased to $4.7 million for the three months ended March 31, 2007 from $3.5 million for the same period in 2006, representing a 34% increase. The United States and Canadian governments each represented 14% of total revenues for the first three months of 2007, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented only 9% and 13% of total revenues in the first quarter of 2007, respectively. No other individual customer accounted for 10% or more of total revenues in the three months ended March 31, 2007.

The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. We believe the improved revenues for the first three months of 2007, compared to the same period in 2006, reflects the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services.

Product Revenues

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
North America	$6.8	$4.6	48%
Outside North America	2.3	2.0	15%

Total	$9.1	$6.6	38%

Percentage of total revenues	37%	31%

Product revenues of $9.1 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, represented an increase of 38%. These revenues represented 37% and 31% of total revenues for the three months ended March 31, 2007 and 2006, respectively. The increase in the first quarter of 2007 when compared to the same period in 2006 is primarily due to our emerging growth products; namely IdentityGuard, Boundary Messaging and Fraud Detection, which was up 138% and represented 25% of product revenues. Boundary Messaging was the key driver with wins around compliance and data leakage. Identity Guard also continued to show strength in the quarter with 34 transactions, increasing 125% from 15 transactions a year ago, while Transaction Guard had nine transactions including three new customers in the first quarter. Our PKI revenue in the first quarter of 2007 increased 25% over the same period of last year. The growth in PKI was driven by our SSL business, government and large enterprise PKI deployments. PKI is experiencing a resurgence of interest in digital certificates for authentication and the growing need to encrypt information both at rest and in transit, with strong authentication of secure messaging continuing to be the key revenue drivers. Specifically, we grew our SSL business by 20% compared to the first quarter of last year.

Our product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) grew to 113 for the three months ended March 31, 2007, up from 59 for the same period in 2006, or a 92% increase, with 20% of the transactions in the first quarter of 2007 being from new customers. The average product revenue transaction size decreased from $85 thousand in the first quarter of 2006 to $61 thousand for the same period in 2007, or a decrease of 28%. There was one deal greater than $1 million in the first quarter of 2007, compared to one for the same period in 2006. Growth in deals under $500 thousand is fueling our overall top line product revenue growth. Revenue from deals under $500 thousand increased 65% from the same quarter a year ago, which we believe speaks well of the underlying strength of our portfolio and the balance we are starting to see in product revenue performance. We would expect transaction levels to remain high going forward and we also anticipate a more normalized average deal size of closer to $85 thousand in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues declined from 14% for the three months ended March 31, 2006 to 11% for the same period in 2007. This is consistent with our expectations, due to the increased volume of product transactions and lower reliance on deals greater than $1 million.

Product revenues as a percentage of total revenues increased for the three months ended March 31, 2007, compared to the same period in 2006, due to improved demand for products, relative to the demand for services

Services and Maintenance Revenues

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
North America	$11.0	$10.0	10%
Outside North America	4.5	4.5	—%

Total	$15.5	$14.5	7%

Percentage of total revenues	63%	69%

Services and maintenance revenues of $15.5 million for the three months ended March 31, 2007 represented an increase of 7% from the $14.5 million for the same period in 2006, representing 63% and 69% of total revenues in the respective periods. The increase in services and maintenance revenues for the first quarter in 2007 compared to the same quarter in 2006 is due mainly to the acquisition of Orion in June 2006, as well as improved support and maintenance revenues. In addition, our professional services business was strong across the board geographically, while our customers continued to renew their support agreements at a rate of over 95% in the first quarter of 2007. Services and maintenance revenues as a percentage of total revenues decreased primarily because of the strong demand for our product offerings, despite improved services and maintenance revenues.

EXPENSES

Total Expenses

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
Total expenses	$27.3	$27.5	-1%

Percentage of total revenues	111%	130%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $27.3 million for the three months ended March 31, 2007 represented a decrease of 1% from $27.5 million for the same period of 2006. The slight decrease from the first quarter of 2006 was a net effect of an 8% increase in our headcount, primarily in sales and as a result of acquisitions, increased non-cash expenses for stock based compensation and amortization of purchased intangibles, offset by a $2.9 million restructuring charge in the first quarter of 2006 related to the sublease on our Santa Clara, California facility. As of March 31, 2007 we had 500 full-time employees globally, compared to 462 full-time employees at March 31, 2006 and 503 employees at December 31, 2006.

COST OF REVENUES

Cost of Product Revenues

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
Cost of product revenues	$1.8	$1.9	-5%

Percentage of product revenues	20%	29%

Cost of product revenues consists primarily of costs associated with product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues decreased 5% to $1.8 million for the three months ended March 31, 2007 compared to $1.9 million for the three months ended March 31, 2006, representing 20% and 29% of product revenues for their respective periods. The decrease in the cost of product revenues in absolute dollars and as a percentage of total product revenues from the first quarter of 2006 to the same period of 2007 is primarily attributable to an improved product revenue mix, which drove the cost improvements based upon lower third party royalties in the first three months of 2007, largely due to one large product revenue transaction that carried a third-party software royalty in the first quarter of 2006. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

	Three months ended March 31		Percentage change
(millions)	2007	2006	2006 to 2007
Cost of service and maintenance revenues	$7.4	$7.0	6%

Percentage of services and maintenance revenues	48%	48%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.4 million for the three months ended March 31, 2007, which represented a 6% increase from $7.0 million for the three months ended March 31, 2006, representing 30% and 33% of total revenues for each of their respective periods.

Year-over-year change from 2006 to 2007 - first quarter
(millions)
Staff related costs	0.6
Outside professional services	(0.2)
Third party hardware	—
Facilities related costs	—

Total	0.4

The increase in cost of services and maintenance revenues in absolute dollars for the three months ended March 31, 2007, when compared to the same period in 2006, can be attributed primarily to the increased staff related costs. This was due in large part to the professional services employee resources added as a result of the acquisition of Orion in June 2006 and Business Signatures in July 2006, as well as increased stock based compensation expense. The decrease in services and maintenance expenses as a percentage of total revenues was the net result of higher total revenues for the three months ended March 31, 2007 which accounted for a five-percentage point decrease, when compared to the same period in 2006, offset by increased overall services and maintenance expenses, which resulted in a two-percentage point increase in the services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for each of the three months ended March 31, 2007 and 2006. This result was the net effect of a slight decrease in services and maintenance gross profit as a percentage of services and maintenance revenues as a result of support and maintenance margins of 1%, offset by a corresponding 1% improvement in professional services gross profit as a percentage of services and maintenance revenues.

We plan to continue to optimize the utilization of existing professional services resources, while addressing incremental customer opportunities that may arise with the help of partners and other sub-contractors, until an investment in additional full-time resources is justifiable. This plan may have an adverse impact on the gross profit for services and maintenance, as the gross profit realized by using partners and sub-contractors is generally lower. The mix and volume of services and maintenance revenues may vary from period to period and from transaction to transaction, which will also affect our gross margins and results of operations.

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
Sales and marketing expenses	$9.1	$7.5	21%

Percentage of total revenues	37%	36%

Sales and marketing expenses increased from $7.5 million for the three months ended March 31, 2006 to $9.1 million for the three months ended March 31, 2007, representing 37% and 36% of total revenues in the respective periods.

Year-over-year change from 2006 to 2007 - first quarter
(millions)
Staff related costs (includes travel and living)	1.6
Outside professional services	0.1
Marketing programs	(0.1)
Facilities related costs	—
Amortization of purchased intangibles	0.2
Bad debt expense	(0.4)

Total	1.4

The increase in sales and marketing expenses for the three months ending March 31, 2007 when compared to the comparable period in 2006 was primarily due to higher staff related costs and purchased intangibles amortization associated with the Business Signatures acquisition and investments made to grow the sales force to ensure we can handle the increased transaction load going forward. Sales and marketing headcount increased 33% overall when compared to one year ago, resulting in increased salaries and benefits expense, including sales commissions, of $1.6 million for the first three months of 2007 when compared to the same period of 2006. Offsetting these increases was a reduction in bad debt expense of $0.4 million in the first quarter of 2007. The increase in sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2007 compared to the same period in 2006, reflects the higher expenses for the first three months of 2007, which resulted in a seven-percentage point increase, offset by a six-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to higher total revenues when compared to the same period of 2006.

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

During the first quarter of 2007, the provision for doubtful accounts remained substantially unchanged at $1.5 million.

Operating Expenses—Research and Development

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
Research and development expenses	$5.3	$4.2	26%

Percentage of total revenues	22%	20%

Research and development expenses were $5.3 million for the three months ended March 31, 2007 compared to $4.2 million for the same period in 2006, representing 22% and 20% of total revenues in the respective periods.

Year-over-year change from 2006 to 2007 - first quarter
(millions)
Staff related costs	0.7
Outside professional services	0.4
Facilities related costs	—

Total	1.1

The increase in research and development expenses for the three months ended March 31, 2007 when compared to the same period in 2006 was primarily due to higher staff related costs and increased spending on outside professional contractors, as a result of the Business Signatures acquisition, as well as increased stock based compensation expense. The increase in research and development expenses as a percentage of total revenues for the three months ended March 31, 2007, compared to the same period in 2006, reflects the higher expenses in 2007, which resulted in a five-percentage point increase in 2007, offset by a three-percentage point decrease in research and development expenses as a percentage of total revenues due to higher total revenues for the three months ended March 31, 2007 when compared to the same period of 2006.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Three months ended March 31,		Percentage change
(millions)	2007	2006	2006 to 2007
General and administrative expenses	$3.3	$3.7	-11%

Percentage of total revenues	13%	18%

General and administrative expenses were $3.3 million for the three months ended March 31, 2007 compared to $3.7 million for the same period in 2006, representing 13% and 18% of total revenues in the respective periods.

Year-over-year change from 2006 to 2007 - first quarter
(millions)
Staff related costs	(0.4)
Outside professional services	(0.2)
Facilities related costs	0.2

Total	(0.4)

The decline in general and administrative expenses in absolute dollars for the three months ended March 31, 2007 compared to the same period in 2006 was due to the effect of continued management discipline in this area, with net savings of $0.4 million, primarily as a result of headcount reductions. General and administrative expenses as a percentage of total revenues decreased for the three months ended March 31, 2007 compared to the same period in 2006, due to a decrease in recorded expenses, which accounted for a three-percentage point decrease. This effect was magnified by a two-percentage point decrease in general and administrative expenses as a percentage of total revenues due to higher total revenues for the first three months of 2007 when compared to the same period in 2006.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $332 thousand for the three months ended March 31, 2007, compared to $207 thousand for the same period in 2006. These costs are related to the developed technology purchased in connection with the acquisition of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $266 thousand for the first three months of 2007, compared to $17 thousand for the same period of 2006. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $228 thousand and $17 thousand was recorded as a component of sales and marketing expenses for the first three months of 2007 and 2006, respectively, while $38 thousand was recorded as a component of cost of services and maintenance revenues for the first three months of 2007.

Restructuring Charges and Adjustments

During the first quarter of 2006, we made a further adjustment to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. Although we had been monitoring the sublet market on an on-going basis, we received an extension offer and had begun preparations for placing the facility on the market. These events caused us to revisit our estimated sublease recoveries. We concluded that we need to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for that first quarter. An extension to the sublet agreement was subsequently concluded with the sublessee in the second quarter of 2006.

Interest Income

Interest income was $180 thousand for the three months ended March 31, 2007, compared to $742 thousand for the same period of 2006, representing 1% and 4% of total revenues for the respective periods. The decrease in investment income for the first quarter of 2007 compared to the same period of 2006 was due to the funds invested in the acquisition of Orion, Business Signatures and other long-term assets during 2006, in addition to the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases during the last year. The funds invested decreased to $20.8 million at March 31, 2007 from $84.6 million at March 31, 2006.

Loss from Equity Investments

We recorded $77 thousand and $171 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the three months ended March 31, 2007 and 2006, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as it was concluded that these investments had suffered an other than temporary decline in fair value.

Provision for Income Taxes

We recorded an income tax provision of $52 thousand for the three months ended March 31, 2007, compared to $99 thousand for the same period of 2006. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $2.5 million in operating activities during the three months ended March 31, 2007. This cash outflow was primarily a result of a decrease in accounts payable and accrued liabilities of $5.6 million, a decrease in accrued restructuring charges of $1.2 million, an increase in accounts receivable of $0.3 million, and an increase in prepaid expenses and other receivables of $0.1 million, partially offset by cash inflows resulting from an increase in deferred revenue of $4.6 million, and a net income after adjusting for non-cash charges of $0.1 million. The reduction in accounts payable and accrued liabilities was the result of the pay down of accruals related to third party royalties and acquisition costs, as well as the timing of accruals related employee compensation. Our average days sales outstanding at March 31, 2007 was 78 days, which represents an increase from the 68 days that we reported at December 31, 2006. The overall increase in days sales outstanding from December 31, 2006 was mainly due to lower in-quarter collections due to reduced sales linearity compared to the fourth quarter of 2006. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first three months of 2007, we generated $2.8 million of cash related to investing activities. Cash provided by reductions in our marketable investments in the amount of $2.6 million and proceeds from disposition of property and equipment of $0.4 million was partially offset by the investment of $0.1 million in property and equipment, primarily for computer hardware upgrades throughout our organization and $0.1 million in other long-term assets related to capitalized software development costs.

We generated cash of $0.6 million in financing activities during the three months ended March 31, 2007 as a result of cash provided by the issuance of Common stock related to the exercise of employee stock options.

As of March 31, 2007, our cash, cash equivalents and marketable investments in the amount of $20.8 million provided our principal sources of liquidity. Overall, we used $1.7 million in cash, cash equivalents and marketable investments during the first three months of 2007. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2007 to satisfy the obligations provided for under our restructuring program.

However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $23.3 million of accrued restructuring charges at March 31, 2007 through fiscal 2011, as detailed below. This amount is net of expected sublet recoveries on restructured facilities of $11.0 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash, cash equivalents and marketable investments, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at March 31, 2007 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$23,244	$4,565	$6,382	$4,278	$8,019
Operating lease obligations—restructured facilities	28,049	6,534	13,560	7,955	—
Guaranteed payments to AmikaNow!	636	636	—	—	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	700	700	—	—	—
Other commitments	759	759	—	—	—

Total	$53,388	$13,194	$19,942	$12,233	$8,019

In addition to the lease commitments included above, we have provided letters of credit totaling $3.3 million as security deposits in connection with certain office leases.

The 2005 Entrust Deferred Incentive and Retention Bonus Plan (the “Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on November 7, 2005. The primary objective of the Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. During the first quarter of 2006, we granted awards to employees under the plan that potentially could result in payments of $1.6 million over the subsequent two years, assuming that all employees receiving the awards remain employed with us for the entire two year vesting period of the awards. Of this amount, it was estimated that, as of March 31, 2007, $700 thousand was remaining to be paid out under this plan.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance at March 31, 2007 of $409 thousand, to be paid during fiscal 2007. In addition, we entered into a distribution agreement with a vendor agreeing to purchase a minimum of 100,000 security tokens prior to January 1, 2008 for resale to our customers. This represents a contractual commitment totaling $350,000 at March 31, 2007, which has been included in other commitments in the table above.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2007.

We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2007.

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

I TEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents the cash, cash equivalents and marketable investments that we held at March 31, 2007, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 months	3 to 6 months	> 6 months	> 12 months
Investments classified as cash and cash equivalents	$6,118	$—	$—	$—
Investments classified as short-term marketable investments	—	—	—	—

Total amortized cost	$6,118	$—	$—	$—

Fair value	$6,118	$—	$—	$—

We try to manage this risk by maintaining our cash, cash equivalents and marketable investments with high quality financial institutions and investment managers. As a result, we believe that our exposure to market risk related to interest rates is minimal. Our financial instrument holdings at period-end were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In this sensitivity analysis, we used the same change in interest rate for all maturities. All other factors were held constant. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be less than $50 thousand.

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

In the past, when advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars during the first quarter of 2007, and no previously purchased foreign exchange contracts had extended past December 31, 2006. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the second quarter of 2007 or future periods.

Risk Associated with Long-term Strategic Investments

We hold an investment in Ohana, with a net carrying value at March 31, 2007 of $91 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. Ohana is in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale any commercial product or service. If the demand for Ohana’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment.

IT EM 4.	CONTROLS AND PROCEDURES

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

PA RT II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2006. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement between the Registrant and Hans Ydema, dated March 1, 2007*

10.2	2007 Sales Compensation Plan between the Registrant and Hans Ydema, dated February 7, 2007*

10.3	2007 Sales Compensation Plan between the Registrant and Sam Morcos, dated April 26, 2007*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: May 8, 2007	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement between the Registrant and Hans Ydema, dated March 1, 2007*

10.2	2007 Sales Compensation Plan between the Registrant and Hans Ydema, dated February 7, 2007*

10.3	2007 Sales Compensation Plan between the Registrant and Sam Morcos, dated April 26, 2007*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.