Form 10-Q
period 2007-06-30
ENTRUST INC
filed 2007-08-08
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 60,941,634 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of August 3, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$24,235	$19,888
Short-term marketable investments	—	2,639
Accounts receivable (net of allowance for doubtful accounts of $1,640 at June 30, 2007 and $1,470 at December 31, 2006)	17,011	21,117
Prepaid expenses and other receivables	3,382	2,904

Total current assets	44,628	46,548
Property and equipment, net	1,912	2,721
Purchased product rights and other purchased intangible assets, net	12,713	13,843
Goodwill	60,214	60,214
Long-term strategic and equity investments	91	169
Other long-term assets, net	4,102	4,321

Total assets	$123,660	$127,816

Liabilities
Current liabilities:
Accounts payable	$9,997	$8,544
Accrued liabilities	6,201	11,724
Accrued restructuring charges, current portion	5,314	5,217
Deferred revenue	28,507	23,575

Total current liabilities	50,019	49,060
Accrued restructuring charges, long-term portion	16,591	19,301
Other long-term liabilities	218	231

Total liabilities	66,828	68,592

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 60,941,634 and 60,161,720 issued and outstanding shares at June 30, 2007 and December 31, 2006, respectively	609	602
Additional paid-in-capital	768,970	765,140
Accumulated deficit	(712,991)	(707,333)
Accumulated other comprehensive income	240	811

Total shareholders’ equity	56,828	59,220

Total liabilities and shareholders’ equity	$123,660	$127,816

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenues:
Product	$8,930	$7,388	$18,074	$13,966
Services and maintenance	15,563	14,666	30,982	29,187

Total revenues	24,493	22,054	49,056	43,153

Cost of revenues:
Product	2,162	1,230	3,970	3,174
Services and maintenance	7,759	7,407	15,207	14,448
Amortization of purchased product rights	345	212	677	419

Total cost of revenues	10,266	8,849	19,854	18,041

Gross profit	14,227	13,205	29,202	25,112

Operating expenses:
Sales and marketing	8,813	7,208	17,906	14,721
Research and development	5,312	4,403	10,661	8,643
General and administrative	3,258	3,553	6,518	7,228
Restructuring charges and adjustments	—	(130)	—	2,765

Total operating expenses	17,383	15,034	35,085	33,357

Loss from operations	(3,156)	(1,829)	(5,883)	(8,245)

Other income (expense):
Interest income	176	840	356	1,582
Foreign exchange gain (loss)	(177)	(63)	70	(271)
Write-down of long-term strategic and equity investments	—	—	—	(3,016)
Loss from equity investments	—	(122)	(77)	(293)

Total other income (expense)	(1)	655	349	(1,998)

Loss before income taxes	(3,157)	(1,174)	(5,534)	(10,243)
Provision for income taxes	72	90	124	189

Net loss	$(3,229)	$(1,264)	$(5,658)	$(10,432)

Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.09)	$(0.17)
Diluted	$(0.05)	$(0.02)	$(0.09)	$(0.17)
Weighted average common shares used in per share computations:
Basic	60,777	59,741	60,582	59,818
Diluted	60,777	59,741	60,582	59,818

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(5,658)	$(10,432)
Non-cash items in net loss:
Depreciation and amortization	2,281	1,308
Non-cash compensation expense	2,733	1,579
Loss from equity investments	77	293
Provision for (recovery of) doubtful accounts	(10)	495
Write-down of strategic and equity investments	—	3,016
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,813	3,281
(Increase) decrease in prepaid expenses and other receivables	(539)	1,359
Increase (decrease) in accounts payable	1,347	(711)
Increase (decrease) in accrued liabilities	(5,708)	501
Increase (decrease) in accrued restructuring charges	(2,613)	846
Increase in deferred revenue	4,399	1,840

Net cash provided by operating activities	122	3,375

INVESTING ACTIVITIES:
Purchases of marketable investments	—	(12,703)
Maturities of marketable investments	2,639	22,957
Purchases of property and equipment	(175)	(1,355)
Proceeds on disposition of property and equipment	372	—
Increase in other long-term assets	(305)	(80)
Purchase of business, net of cash acquired	—	(8,819)

Net cash provided by investing activities	2,531	—

FINANCING ACTIVITIES:
Repurchase of common stock	—	(2,519)
Proceeds from exercise of stock options	1,104	846

Net cash provided by (used in) financing activities	1,104	(1,673)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	590	844

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,347	2,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,888	59,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,235	$62,475

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company was not required to record an increase in the liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was immaterial and would not impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of June 30, 2007.

It is not expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect any change that does occur to have a significant impact on its results of operations or the financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company was not required to record a liability for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

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

NOTE 3. ACQUISITIONS

Orion Security Solutions, Inc. (“Orion”)

On June 15, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Orion, a Virginia corporation, pursuant to a stock purchase agreement dated as of June 15, 2006 (“Stock Purchase Agreement”) among the Company, Orion, and the shareholders of Orion. The Company acquired all of the common stock of Orion, a privately-held provider of public key infrastructure services to defense-related governmental agencies and other customers, such as the Department of Defense, the United States Marine Corps and the National Security Agency and commercial companies in the healthcare industry, in exchange for $9,000 in cash and $135 in acquisition-related costs. The acquisition was made in order to extend the Company’s overall leadership in the United States government vertical, by further strengthening the Company’s ability to provide identity and information security to the United States civilian government agencies, adding key defense agencies to the Company’s customer base. Although the Company intends to continue Orion’s business substantially in the manner conducted by Orion immediately prior to the acquisition, it has been implementing a plan to integrate Orion’s business into Entrust Cygnacom, a wholly-owned subsidiary of the Company, located in McLean, Virginia.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. The results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition. In the three and six months ended June 30, 2007, the Company recorded amortization of $48 and $96, respectively, related to customer relationships and $38 and $77, respectively, related to non-competition agreement assets, arising from this acquisition.

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

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $51,211 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Business Signatures have been included in the Company’s consolidated financial statements commencing from July 19, 2006, the effective date of the acquisition. In the three and six months ended June 30, 2007, the Company recorded amortization of $163 and $326, respectively, related to customer/partner relationships and $128 and $256, respectively, related to purchased product rights, arising from this acquisition.

The following table summarizes, for comparative purposes, the combined results of operations, on a pro forma basis, of the Company, Orion and Business Signatures for the three and six months ended June 30, 2006, as if the acquisitions had taken place as of the beginning of that period, and, accordingly, include a full period’s amortization of the assets related to customer/partner relationships, purchased product rights and non-competition agreements in each period shown below.

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
Revenues	$23,178	$45,027
Net loss	(4,128)	(16,343)
Basic and diluted net loss per share	(0.07)	(0.27)

These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 4. STOCK-BASED COMPENSATION

Compensation cost related to stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) recognized in operating results was $1,428 and $877 in the three months ended June 30, 2007 and 2006, respectively, and $2,733 and $1,579 in the six months ended June 30, 2007 and 2006, respectively.

The following table sets forth the related weighted-average assumptions, used to determine compensation cost for stock options and SARs.

	Three Months Ended, June 30, 2007	Three Months Ended, June 30, 2006
Weighted average assumptions:
Expected volatility	55%	55%
Risk free rate of return	4.58%	4.11%
Expected option term (years)	4.56	4.75

Summary of activity for the three months ended June 30, 2007 under the 2006 Plan, the Business Signatures 2002 Plan, as assumed, and the prior plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Balance at March 31, 2007	1,856,109	16,208,246	5.34
Vested		11,471,482
Unvested		4,736,764

Stock options:
Granted	(304,000)	304,000	3.73	48	1.80	6.84
Forfeited	237,795	(414,420)	4.16	398	3.23	5.48
Vested		(172,046)
Unvested		(242,374)
Exercised		(241,928)	2.17	9	3.52	5.80

Restricted stock units:
Granted	(92,000)	46,000	—	180	2.06	6.83
Forfeited	58,546	(29,273)	—	115	3.66	5.65
Matured		(81,252)	—	15	4.97	7.89

Stock appreciation rights:
Granted	—	—	—	—	—	—
Forfeited	26,555	(26,555)	3.83	2	1.32	5.62
Exercised		(5,749)	3.83	—	1.32	5.62

Balance at June 30, 2007	1,783,005	15,759,069	5.40
Vested		11,446,413
Unvested		4,312,656

During the three and six months ended June 30, 2007, the amount of cash received from the exercise of stock options was $547 and $1,104, respectively.

As at June 30, 2007, there was $5,539 of total unrecognized compensation cost related to non-vested stock option and SARs awards. Compensation expense related to stock options and SARs for the three and six months ended June 30, 2007 was $1,135 and $2,129, respectively, and was $658 and $1,275 for the three and six months ended June 30, 2006, respectively.

As at June 30, 2007, there was approximately $1,846 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans. Compensation expense related to RSUs for the three and six months ended June 30, 2007 was $293 and $604, respectively, and was $219 and $304 for the three and six months ended June 30, 2006, respectively. During the first six months of 2007, the Company granted 194,000 RSUs, the vesting of which is based upon the achievement of market conditions. Compensation cost for an RSU award with a market condition are recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition, based on the grant date fair value of the award. However, unlike awards with a service or performance condition, the compensation cost for an award with a market condition will not be reversed solely because the market condition is not satisfied.

NOTE 5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Allowance for doubtful accounts, beginning of period	$1,470	$467
Provision for doubtful accounts, net	(10)	495
Amounts written-off, net of recoveries	180	(21)

Allowance for doubtful accounts, end of period	$1,640	$941

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund its remaining accrued restructuring charges for the May 2003 restructuring as follows: $55 in the remainder of fiscal 2007, $155 in fiscal 2008 and $25 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at June 30, 2007:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at June 30, 2007
Consolidation of excess facilities	$0.3	0.1	$0.2

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, the current obligations would require the Company to fund $2,600 of its accrued restructuring charges for the June 2001 restructuring during the remainder of fiscal 2007, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,300 in fiscal 2008, $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,600 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges net of sublease recoveries related to the June 2001 plan at June 30, 2007:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at June 30, 2007
Consolidation of excess facilities	$24.2	$2.5	$—	$21.7

As of June 30, 2007, the Company had estimated a total of $10,300 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

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

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock, or Common stock to be issued under stock award agreements, under the treasury stock method for the three and six months ended June 30, 2007 was 39,525 and 182,903 shares, respectively, compared to a dilutive effect of 881,120 and 244,318 shares for the three and six months ended June 30, 2006, respectively, which increased the weighted average shares of common stock outstanding used in the computation. In addition, 8,038,796 and 8,657,847 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three and six months ended June 30, 2007, the Company issued 328,929 and 779,914 shares of Common stock, respectively, related to the exercise of employee stock options and RSUs.

NOTE 8. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is used to invest primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company did not hold any short term marketable investments as of June 30, 2007.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. In the past, when advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars during the second quarter of 2007, and no previously purchased foreign exchange contracts had extended past March 31, 2007. Subsequent to June 30, 2007, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $5.0 million of expenses denominated in Canadian dollars in the third quarter of 2007. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the third quarter of 2007.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at June 30, 2007. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which as of June 30, 2007 represented approximately 14% of the voting share capital of Ohana. The carrying value of the Company’s investment in Ohana at June 30, 2007 was $91.

The Company also holds an equity interest in Asia Digital Media, which at June 30, 2007 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. There was no remaining carrying value of the Company’s investment in Asia Digital Media at June 30, 2007.

The Company recorded no revenues from Asia Digital Media for the three and six months ended June 30, 2007 and 2006.

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

Geographic information

Revenues are attributed to specific geographical areas based on where the sales orders originated. Income (loss) before income taxes is presented based on the allocation of earnings amongst statutory jurisdictions, and is not necessarily indicative of the geographic distribution of revenues. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
Revenues:
United States	$12,217	$12,170	$23,762	$20,618
Canada	4,966	3,856	11,261	10,015
Europe, Asia and Other	7,310	6,028	14,033	12,520

Total revenues	$24,493	$22,054	$49,056	$43,153

Income (loss) before income taxes:
United States	$(615)	$1,129	$(376)	$(5,419)
Canada	(2,690)	(1,846)	(5,056)	(4,115)
Europe, Asia and Other	148	(457)	(102)	(709)

Total income (loss) before income taxes	$(3,157)	$(1,174)	$(5,534)	$(10,243)

(In thousands)	June 30, 2007	December 31, 2006
Total assets:
United States	$99,853	$105,831
Canada	19,572	18,655
Europe, Asia and Other	4,235	3,330

Total	123,660	127,816

NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
Net loss	$(3,229)	$(1,264)	$(5,658)	$(10,432)
Foreign currency translation adjustments	(483)	938	(571)	856

Comprehensive loss	$(3,712)	$(326)	$(6,229)	$(9,576)

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

Product Category Financial Metrics:

•	Emerging products (IdentityGuard, Boundary Messaging, and Fraud Detection) accounted for $1.7 million, or 19% of product revenue, up 33% from $1.2 million in Q2, 2006.

•	PKI products accounted for $6.4 million, or 71% of product revenue, up 10% from $5.8 million in Q2, 2006.

•	Single sign-on products accounted for $890 thousand, or 10% of product revenue, up 153% from $352 thousand in Q2, 2006.

We also provide support services and professional services, including architecture, installation, and integration services related to the products that we sell. These services represent a significant portion of our revenues, but are closely related to the demand for our products. In addition, the margins on our products are significantly higher than margins on our services. As a result, we are primarily focused on growing our product revenues. In Q2, 2007, deferred revenue increased $5.6 million to $28.5 million, a record high driven by an increase in subscription product bookings and in professional services and support and maintenance renewals from Q2, 2006. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software growth.

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

We market and sell our products and services in both the enterprise and government market space. In Q2, 2007, 32% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In fact, Entrust now counts 10 of the top 11 e-governments, as outlined by last year’s Accenture report, as customers.

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

In Q2, 2007, 68% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In the second quarter of 2007, financial services revenue increased 48% from the same quarter a year ago and accounted for 36% or product revenue. Financial institutions are focused on FFIEC and other global compliance regulations, which we believe drove demand for our Risk-Based Authentication and messaging solutions.

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

Entrust for years has been a leader in securing digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication solution. As of June 30, 2007 we have over 8.5 million licensed users. IdentityGuard’s low cost point, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

In the first quarter, we built on the success of our Entrust IdentityGuard platform with the introduction of the industry’s first $5 one-time-passcode (OTP) security token. In the second quarter, we made the product commercially available and delivered our tokens to our first customers. The low price point of the Entrust IdentityGuard Token is produced in conjunction with partner ActivIdentity. Expedia was our first customer for the Entrust IdentityGuard Token, which leverages Entrust’s versatile authentication platform. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors.

In April 2006, Entrust introduced a Managed Public Key Infrastructure (PKI) service. This service was launched in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. Our managed service offering will allow our customers the flexibility to now have our market leading technology delivered in an outsourced service model. In December 2006, the Entrust managed PKI service made the General Services Administration (“GSA”) list of approved shared service providers. This status enables Entrust to help federal agencies reap the security benefits of PKI without having to maintain the certification authority (“CA”) themselves. We now have our first commercial and government customers utilizing our managed service and we just recently became the primary supplier for the US Federal Government’s General Services Administration HSPD-12 directive. Our new Managed PKI Service offering will give us access to a new market of customers that can help us drive both additional license revenue, as well as new ratable services revenues.

Our managed service is not our first entrance into the services business. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business, which increased over 29% in the second quarter over last year. With the introduction of the new Extended Validation SSL Certificates we should be able to grow this business at least that same rate in 2007.

Entrust in the past has relied significantly on large deals in each quarter. We have over the past few years reduced this dependence, but they remain a significant portion of our product revenue on a quarterly basis. Our software revenue from our top five customers in Q2, 2007 was approximately 8% of our total revenue in that quarter and we did not have a product deal over $1 million in the quarter. These numbers were slightly outside our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. We continue to be impacted from time to time on our software revenue by the timing of our customers’ buying process, which may include proof of concepts, senior management reviews and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of revenue transactions over $1 million and < $500 thousand;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals;

•	Product revenue split between three key product areas: Emerging Growth Products, Public Key Infrastructure and Single Sign-on;

•	Geographic revenue split;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue, cash and cash equivalents, and accounts receivable.

BUSINESS OVERVIEW

During the second quarter of 2007, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $24.5 million represented a 11% increase from the second quarter of 2006, and consisted of 36% product sales and 64% services and maintenance. Services and maintenance revenues increased 6% from the second quarter of 2006, due to increased demand for both consulting services and support and maintenance services, while product revenues increased 21% from the second quarter of 2006, driven by an improved product transaction closure rate, despite a lower average purchase value, compared to the same quarter of 2006. Net loss for the second quarter of 2007 was $3.2 million, or $0.05 per share, compared to net loss of $1.3 million, or $0.02 per share for the same period of 2006, with total expenses increasing 16% to $27.6 million. We generated $2.7 million in cash flow from operations in the second quarter of 2007, compared to net cash generated from operations of $0.1 million in the same quarter of 2006. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 19% of product revenue, which is an increase of 33% from Q2, 2006 and a decrease of 27% from Q1, 2007. Entrust Public Key Infrastructure (PKI) Products accounted for 71% of product revenue, which is an increase of 10% from Q2, 2006 and consistent with Q1, 2007. Entrust SSL Certificate Services revenues, a component of our PKI Product solutions suite, increased 29% over Q2, 2006 and 14% over Q1, 2007. Entrust Single Sign-On Products accounted for 10% of product revenue, which is an increase of 153% from Q2, 2006 and an increase of 84% from Q1, 2007. Extended Government accounted for 32% and Extended Enterprise accounted for 68% of the product revenue in the quarter. The financial vertical accounted for approximately 36% of second quarter 2007 product revenues, an increase of 48% over Q2, 2006 and an increase of 80% from Q1, 2007. We have added 18 new financial institutions to our customer base in 2007, an increase of 157% over the first half of 2006.

Other highlights from the second quarter of 2007 included:

•

The top five product transactions accounted for 8% of Q2, 2007 revenues. Our largest transaction was a U.S federal government deal valued at approximately $1.0 million, and there were no product deals over $1.0 million in the quarter. The average purchase size this quarter was $61,000, down from $81,000 in Q2, 2006 and flat with Q1, 2007. Total transactions in Q2, 2007 were 106, which is up from 71 in Q2, 2006, and down from 113 in Q1, 2007. Twenty-nine (or 27%) of the transactions were from new customers, an increase of 61% from Q2, 2006.

•

Entrust IdentityGuard transactions increased to 39 this quarter, up from 16 in Q2, 2006 and 34 in Q1, 2007. Entrust IdentityGuard product revenue increased 40% over Q2, 2006 and we achieved our first Entrust IdentityGuard Token shipments.

•

Deferred revenue was $28.5 million, which is an increase of 24% from Q2, 2006 and 1% from Q1, 2007. The deferred revenue increase from Q2, 2006 was primarily the result of subscription bookings and increases in professional services and support and maintenance renewals.

•	We ended Q2, 2007 with $24.2 million in cash and marketable securities, which is up from $20.8 million at the end of Q1, 2007, and no debt.

•	Product revenue from deals under $500 thousand increased 39% over Q2, 2006 and 6% over Q1, 2007.

•

In May 2007, we became the first certification authority (CA) to successfully meet the WebTrust operational requirements for Extended Validation SSL certificates, the frontline of protection in a layered security defense. That same month, we surpassed the 250 benchmark in sales of Extended Validation SSL certificates, which is the newest technology in thwarting phishing and man-in-the-middle attacks, helping secure communication and transactions between a consumer and a Web browser.

•

Skanska, an $18.3 billion (USD) international construction services corporation, selected our versatile authentication platform, Entrust IdentityGuard. In an effort to safeguard access, reduce cost and ease deployment logistics, Skanska replaced a competitor’s expensive hardware tokens for Entrust IdentityGuard’s convenient grid-based authentication option. In all, 5,000 Skanska end-users worldwide, plus a possible 20,000 contractors, will make the switch to the easy-to-use authenticator.

•

We made commercially available the Entrust Open Fraud Intelligence Network (OFIN), a vendor-neutral network environment that facilitates the sharing of fraud data, tactics and behavior as experienced by leading global organizations. Current-day networks are either proprietary to one security vendor or cater to a single vertical market. In contrast, the Entrust Open Fraud Intelligence Network gathers information from all participating online enterprises — led by financial institutions, but certainly not limited to them — to amass a large database of fraud information.

•

Entrust® IdentityGuard, Entrust’s award-winning versatile authentication platform, received another prestigious accolade. SC Magazine, a well-respected IT security publication, named the solution as a “Best Buy” in their authentication group test, which featured side-by-side comparisons of the industry’s leading authentication platforms. A key component of a strategic layered security model, the Entrust IdentityGuard versatile authentication platform received a five-star overall rating — only one of two vendors to do so — and was hailed as “a simple solution to a complex problem, providing a single interface to manage two-factor authentication.”

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

In the first two quarters of 2007, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 23% of gross accounts receivable at June 30, 2007, compared to 23% of gross accounts receivable at June 30, 2006. No customer accounted for 10% or more of net accounts receivable at June 30, 2007. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts of $0.9 million, which accounted for the majority of the increase in this provision for that year, as a charge against sales and marketing expenses. These balances remain outstanding and, as a result, the allowance for doubtful accounts remains substantially unchanged from the end of 2006 for these items. However, the allowance for doubtful accounts has increased by approximately $200 thousand for miscellaneous accounts that have continued to age from the end of 2006.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 required us to use judgment in establishing the tax positions undertaken by us in our tax filings across the world, as well as determining which of these positions are certain or uncertain. In making these determinations, we were required to make interpretations of tax legislation and administrative enforcement of this legislation in multiple jurisdictions, but primarily in the United States and Canada. In addition, we used judgment to assess whether the identified uncertain tax positions were more likely than not of being sustained upon audit examination by the tax authority in the relevant jurisdictions. If applicable, we are also required to make estimates of the value of unrecognized tax benefits and the significance of any change to our results of operations and financial position. Finally, we were required to estimate, if applicable, the financial impact of interest and penalties of any position that would not likely be sustained on audit.

Valuation of Goodwill, Purchased Intangibles and Other Long-term Assets

We have completed several acquisitions in recent years, from which we have acquired goodwill and other purchased intangible assets, in the form of purchased product rights, customer relationships, partner relationships and non-competition agreement assets. We purchased CygnaCom Security Solutions, Inc. and enCommerce, Inc. in 2000, Entrust Japan Co. Limited and certain assets of AmikaNow! Corporation in 2004, and Orion Security Solutions, Inc. and Business Signatures Corporation in 2006.

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

Goodwill with a balance of $60.2 million at June 30, 2007 is tested for impairment annually and also in the event of an impairment indicator. This test requires us to make judgments regarding the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. No impairment was required as a result of the annual impairment test as of December 31, 2006.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $12.7 million at June 30, 2007 are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews required significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

We are not aware of any impairment events during the three and six months ended June 30, 2007. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

In addition, we have a net balance of $4.1 million from our investment in other long-term assets, which consist primarily of capitalized software development costs, which includes costs to develop video based training, for both general security and Entrust specific solutions, for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software. The economic useful life of these capitalized software development costs is periodically re-assessed.

Stock-Based Compensation

Our stock award program is a broad-based, long-term retention program that is intended to contribute to our success by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing shareholders. Stock based awards may be granted to employees when they first join us, when there is a significant change in an employee’s responsibilities and, occasionally, to achieve equity within a peer group. Stock based awards may also be granted in specific circumstances for retention or reward purposes. The Compensation Committee of the Board of Directors may, however, grant additional awards to executive officers and key employees for other reasons. Under the stock based award plans, the participants may be granted options to purchase shares of Common stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant and become exercisable at varying rates, generally over three or four years. Options issued before April 29, 2005 generally expire ten years from the date of grant; awards issued on or after April 29, 2005 generally expire seven years from the date of grant.

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

We recognize that stock options and other stock-based incentive awards dilute existing shareholders and have attempted to control the number granted while remaining competitive with our compensation packages. Accordingly, from 2003 to 2005 we reduced our gross stock option grant rate, which contributed to a low net grant rate under our stock-based incentive plans during that time. In 2006 the gross grant rate increased for a number of reasons including issuing employee equity pursuant to two acquisitions and hiring a key executive. The equity plan overhang also increased as a result of assuming the equity plan of one acquired company. In 2007 we have returned to our practice from 2003 to 2005 of reducing our gross stock option grant rate and keeping a low net grant rate. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) which superseded APB Opinion No. 25 and required an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the service period. We adopted SFAS No. 123(R) on January 1, 2006 and began recognizing compensation expense related to employee stock awards from and after January 1, 2006.

SFAS No. 123(R) requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating awards expected to vest including type of awards, employee class, and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

For the three and six months ended June 30, 2007 compensation expense of $1.4 million and $2.7 million, respectively, was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $7.4 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

Accordingly, the adoption of SFAS No. 123(R)’s fair value method has had, and will continue to have, a significant impact on our results of operations. The continued impact of SFAS No. 123(R) will depend on levels of stock-based awards granted in the future. In general, the annual stock-based compensation expense is expected to decline in future years when compared to the expense reported in prior years, since we plan to reduce our gross stock based award grants. This decline is primarily the result of a change in stock-based compensation strategy as determined by management.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Product	36.5%	33.5%	36.8%	32.4%
Services and maintenance	63.5	66.5	63.2	67.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	8.8	5.6	8.1	7.4
Services and maintenance	31.7	33.5	31.0	33.5
Amortization of purchased product rights	1.4	1.0	1.4	1.0

Total cost of revenues	41.9	40.1	40.5	41.9

Gross profit	58.1	59.9	59.5	58.1

Operating expenses:
Sales and marketing	36.0	32.7	36.5	34.1
Research and development	21.7	20.0	21.7	20.0
General and administrative	13.3	16.1	13.3	16.7
Restructuring charges and adjustments	—	(0.6)	—	6.4

Total operating expenses	71.0	68.2	71.5	77.2

Loss from operations	(12.9)	(8.3)	(12.0)	(19.1)

Other income (expense):
Interest income	0.7	3.9	0.7	3.7
Foreign exchange gain (loss)	(0.7)	(0.3)	0.1	(0.6)
Loss from equity investments	—	(0.6)	(0.1)	(0.7)
Write-down of long-term strategic and equity investments	—	—	—	(7.0)

Total other income (expense)	—	3.0	0.7	(4.6)

Loss before income taxes	(12.9)	(5.3)	(11.3)	(23.7)
Provision for income taxes	0.3	0.4	0.2	0.4

Net loss	(13.2)%	(5.7)%	(11.5)%	(24.1)%

REVENUES

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
North America	17.2	16.0	35.0	30.7	8%	14%
Outside North America	7.3	6.1	14.1	12.5	20%	13%

Total	24.5	22.1	49.1	43.2	11%	14%

Our total revenues were $24.5 million for the three months ended June 30, 2007, which represented an increase of 11% from the $22.1 million of total revenues for the three months ended June 30, 2006. Total revenues were $49.1 million for the six months ended June 30, 2007, which represented an increase of 14% from the $43.2 million of total revenues for the six months ended June 30, 2006.

The increase in total revenues for the three and six months ended June 30, 2007, compared to the same periods in 2006, was driven primarily by product revenue, which increased 29% in the first half, with a 61%and 86% increase in customer transactions for the three and six months ended June 30, 2007, respectively. This growth was shared across all major geographic segments and product categories. Emerging growth products increased 33% over the second quarter last year and for the first half of 2007 grew 78% over the first half of last year. Single Sign-on (SSO) product revenue increased 153% over the second quarter of last year and grew 67% over the first half of 2006, while Public Key Infrastructure (PKI) product revenue continued its slower growth increasing 10% over the second quarter of last year and growing 17% over the first half of 2006. For the three and six months ended June 30, 2007, extended government revenues in the United States were $5.4 million and $10.1 million, respectively, compared to $4.9 million and $8.4 million for the same periods in 2006, representing a 10% and 20% increase, respectively. The United States and Canadian governments represented 18% and 8% of total revenues in the second quarter of 2007, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 14% and 7% of total revenues in the second quarter of 2007, respectively. Overall, the United States and Canadian governments represented 16% and 11% of total revenues in the first half of 2007, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 11% and 10% of total revenues in the first half of 2007. No other individual customer accounted for 10% or more of total revenues in the three and six months ended June 30, 2007.

The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. We believe the improved revenues for the first six months of 2007, compared to the same period in 2006, reflects the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services.

Product Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
North America	5.8	5.6	12.7	10.1	4%	26%
Outside North America	3.1	1.8	5.4	3.9	72%	38%

Total	8.9	7.4	18.1	14.0	20%	29%

Percentage of total revenues	36%	33%	37%	32%

Product revenues of $8.9 million for the three months ended June 30, 2007 represented an increase of 20% from the $7.4 million for the three months ended June 30, 2006, representing 36% and 33% of total revenues in the respective periods. Product revenues of $18.1 million for the six months ended June 30, 2007 represented an increase of 29% from the $14.0 million for the six months ended June 30, 2006, representing 37% and 32% of total revenues in the respective periods. The increase in the three and six months ended June 30, 2007 when compared to the same periods in 2006 is due to growth in all of our product categories, primarily emerging growth products; namely IdentityGuard, Boundary Messaging and Fraud Detection, which represented 22% of product revenues in the first half of 2007, driven by revenues from the IdentityGuard platform. The growth in Single Sign-on (SSO) product revenue, which represented 7% of product revenues in the first half of 2007, was fueled by our continued success in the secure government web portal market, while there has also been interest in bundling SSO as part of a layered authentication approach with IdentityGuard. Also, our PKI revenue, which represented 71% of product revenues in the first half of 2007, increased 17% over the same period of last year, driven by our SSL business. PKI is experiencing a resurgence of interest in digital certificates for authentication and the growing need to encrypt information both at rest and in transit, with strong authentication of secure messaging continuing to be the key revenue drivers. Specifically, we grew our SSL business by 29% and 25% compared to the second quarter and first half of last year, respectively.

Highlighting this product growth trend, we had 106 product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) in the second quarter of 2007, up from 71 in the same quarter of 2006, or a 49% increase, with 27% of the transactions in the second quarter of 2007 being from new customers. Overall, we had 219 product revenue transactions in the first half of 2007, up from 130 in the first half of 2006, or a 68% increase, with 24% of the transactions in the first half of 2007 being from new customers. However, the average product revenue transaction size decreased from $81 thousand for the second quarter 2006 to $61 thousand for the same period of 2007, or a decrease of 25%, while the average product transaction size decreased 27% to $61 thousand for the first half of 2007 from $83 thousand for the first half of 2006. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. We had only one deal greater than $1 million in the first half of 2007, compared to two for the same period in 2006. However, growth in deals under $500 thousand is fueling our overall top line product revenue growth. Revenue from deals under $500 thousand increased 39% from the same quarter a year ago and 51% from the first half of 2006, which we believe speaks well of the underlying strength of our portfolio and the balance we are starting to see in product revenue performance. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues decreased from 14% for the first half of 2006 to 10% for the same period in 2007.

Product revenues as a percentage of total revenues increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to improved demand for products, relative to the demand for services.

Services and Maintenance Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
North America	11.4	10.4	22.4	20.5	10%	9%
Outside North America	4.2	4.3	8.6	8.7	-2%	-1%

Total	15.6	14.7	31.0	29.2	6%	6%

Percentage of total revenues	64%	67%	63%	68%

Services and maintenance revenues of $15.6 million for the three months ended June 30, 2007 represented an increase of 6% from the $14.7 million for the three months ended June 30, 2006, representing 64% and 67% of total revenues in the respective periods. Services and maintenance revenues of $31.0 million for the six months ended June 30, 2007 represented an increase of 6% from the $29.2 million for the six months ended June 30, 2006, representing 63% and 68% of total revenues in the respective periods. The increase in services and maintenance revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006 is due mainly to the acquisition of Orion in June 2006, as well as improved support and maintenance revenues. In addition, our professional services business was strong across the board geographically, while our customers continued to renew their support agreements at a rate of over 95% in the first half of 2007. Services and maintenance revenues as a percentage of total revenues for the three and six months ended June 30, 2007 decreased primarily because of the strong demand for our product offerings, despite improved services and maintenance revenues.

EXPENSES

Total Expenses

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
Total expenses	27.6	23.9	54.9	51.4	15%	7%

Percentage of total revenues	113%	108%	112%	119%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $27.6 million and $54.9 million for the three and six months ended June 30, 2007, respectively, represented an increase of 15% and 7% from the respective periods of 2006. The increase in each of the three and six months ended June 30, 2007 was due primarily to the impact of additional costs associated employee compensation, primarily in sales and as a result of acquisitions, increased non-cash expenses for stock based compensation and amortization of purchased intangibles, and third-party royalties on product revenues, offset by a $2.8 million restructuring charge in the first quarter of 2006 related to the sublease on our Santa Clara, California facility. As of June 30, 2007, we had 477 full-time employees globally, compared to 477 full-time employees as of June 30, 2006 and 503 full-time employees as of December 31, 2006.

COST OF REVENUES

Cost of Product Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
Cost of product revenues	2.2	1.2	4.0	3.2	83%	25%

Percentage of product revenues	25%	16%	22%	23%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $2.2 million for the three months ended June 30, 2007, which represented an 83% increase from $1.2 million for the three months ended June 30, 2006, representing 25% and 16% of product revenues in each of the respective periods. Cost of product revenues of $4.0 million for the six months ended June 30, 2007 represented a 25% increase from $3.2 million for the six months ended June 30, 2006, which represented 22% and 23% of product revenues in their respective periods. The increase in the cost of product revenues in absolute dollars for the three and six months ended June 30, 2007 and as a percentage of total product revenues for the second quarter of 2007, compared to the same periods in 2006, was primarily due to a shift in product sales mix towards products that incorporate third party technologies relative to the prior year. Also, we invested in additional staffing for our SSL and managed PKI businesses. However, the slight decrease in the cost of product revenues as a percentage of total product revenues from the first half of 2006 to the same period of 2007 was driven by offsetting cost improvements in the first three months of 2007, largely due to one large product revenue transaction that carried a third-party software royalty in the first quarter of 2006. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
Cost of services and maintenance revenues	7.8	7.4	15.2	14.4	5%	6%

Percentage of services and maintenance revenues	50%	50%	49%	49%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.8 million for the three months ended June 30, 2007, which represented a 5% increase from $7.4 million for the three months ended June 30, 2006, representing 32% and 33% of total revenues for each of the respective periods. Cost of services and maintenance revenues was $15.2 million for the six months ended June 30, 2007, which represented a 6% increase from $14.4 million for the six months ended June 30, 2006, representing 31% and 33 % of total revenues for each of the respective periods.

	Year over year change 2007 to 2006
(millions)	Three months ended June 30	Six months ended June 30
Third party hardware	0.1	0.1
Outside professional services	-0.3	-0.5
Staff related costs	0.6	1.2

	0.4	0.8

The increase in the cost of services and maintenance revenues in the second quarter and first half of 2007, compared to the same periods in 2006, can be attributed primarily to the increased staff related costs. This was due in large part to the professional services employee resources added as a result of the acquisition of Orion in June 2006 and Business Signatures in July 2006, as well as increased stock based compensation expense. These additional internal staff resources also allowed for the reduced usage of outside subcontractors in the first half of 2007 compared to the prior year. The decrease in services and maintenance expenses as a percentage of total revenues was the net result of higher total revenues for the three and six months ended June 30, 2007 which accounted for a three- and four-percentage point decrease, respectively, when compared to the same periods in 2006, offset by increased overall services and maintenance expenses, which resulted in a two-percentage point increase in each respective period in the services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 50% for each of the three months ended June 30, 2007 and 2006, while services and maintenance gross profit as a percentage of services and maintenance revenues was 51% for each of the six months ended June 30, 2007 and 2006. This result for the second quarter of 2007 was the net effect of a slight improvement in services and maintenance gross profit as a percentage of services and maintenance revenues as a result of support and maintenance margins of 1%, offset by a corresponding 1% decline in professional services gross profit as a percentage of services and maintenance revenues.

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

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
Sales and marketing expenses	8.8	7.2	17.9	14.7	22%	22%

Percentage of total revenues	36%	33%	36%	34%

Sales and marketing expenses increased 22% to $8.8 million for the three months ended June 30, 2007 from $7.2 million for the comparable period in 2006. For the six months ended June 30, 2007, sales and marketing expenses increased to $17.9 million, an increase of 22% from $14.7 million for the comparable period in 2006. Sales and marketing expenses represented 36% of total revenues for each of the three and six months ended June 30, 2007, compared to 33% and 34% for the three and six months ended June 30, 2006, respectively.

	Year over year change 2007 to 2006
(millions)	Three months ended June 30	Six months ended June 30
Facilities related costs	0.1	0.3
Outside professional services	0.1	0.2
Staff related costs (includes travel and living)	1.5	3.1
Marketing programs	-0.2	-0.3
Amortization of purchased intangibles	0.2	0.4
Bad debt expense	-0.1	-0.5

	1.6	3.2

The increase in sales and marketing expenses for the three and six months ended June 30, 2007, compared to the same periods of 2006, was primarily due to higher staff related costs and purchased intangibles amortization associated with the Business Signatures acquisition and investments made to grow the sales force to ensure we can handle the increased transaction load going forward. Sales and marketing headcount increased 20% overall when compared to one year ago, resulting in increased salaries and benefits expense, including sales commissions, of $1.5 million and $3.1 million for the three and six months ended June 30, 2007 when compared to the same periods of 2006 and increased facilities costs. Offsetting these increases were reductions in bad debt expense and marketing programs spending in the three and six months ended June 30, 2007. The increase in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2007, compared to the same periods in 2006, reflected the higher expenses for the first six months of 2007, which resulted in a seven-percentage point increase for each of the three and six months ended June 30, 2007, offset by a four- and five-percentage point decrease in sales and marketing expenses as a percentage of total revenues, respectively, due to higher total revenues when compared to the same periods of 2006.

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

For the first six months 2007, the provision for doubtful accounts remained substantially unchanged at $1.6 million.

Operating Expenses—Research and Development

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
Research and development expenses	5.3	4.4	10.7	8.6	20%	24%

Percentage of total revenues	22%	20%	22%	20%

Research and development expenses increased 20% to $5.3 million for the second quarter of 2007 compared to $4.4 million for the same period in 2006, while these expenses increased 24% to $10.7 million for the six months ended June 30, 2007 compared to $8.6 million for the same period in 2006. Research and development expenses represented 22% of total revenues for each of the three and six months ended June 30, 2007, compared to 20% for each of the comparable periods in 2006.

	Year over year change 2007 to 2006
(millions)	Three months ended June 30	Six months ended June 30
Outside professional services	0.1	0.5
Staff related costs	0.8	1.6

	0.9	2.1

The increase in research and development expenses for the three and six months ended June 30, 2007, when compared to the same periods in 2006, was primarily due to higher staff related costs and increased spending on outside professional contractors as a result of the Business Signatures acquisition, as well as increased stock based compensation expense. In addition, we reported higher research and development expenses as a result of an unfavorable shift in the exchange rates between Canada and the U.S. of $0.2 million in the three and six months ended June 30, 2007. The increase in research and development expenses as a percentage of total revenues for the three and six months ended June 30, 2007, compared to the same periods in 2006, reflected the higher expenses in 2007, which resulted in a four- and five-percentage point increase in 2007, respectively, offset by a two- and three-percentage point decrease in research and development expenses as a percentage of total revenues due to higher total revenues for the three and six months ended June 30, 2007, respectively, when compared to the same periods of 2006.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended June 30	Six months ended June 30
General and administrative expenses	3.3	3.6	6.5	7.2	-8%	-10%

Percentage of total revenues	13%	16%	13%	17%

General and administrative expenses decreased to $3.3 million and $6.5 million for the three and six months ended June 30, 2007, respectively, from $3.6 million and $7.2 million for the comparable periods in 2006. General and administrative expenses represented 13% of total revenues for each of the three and six months ended June 30, 2007, compared to 16% and 17% for each of the comparable periods in 2006.

	Year over year change 2007 to 2006
(millions)	Three months ended June 30	Six months ended June 30
Facilities related costs	-0.1	0.1
Outside professional services	-0.1	-0.3
Staff related costs	-0.1	-0.5

	-0.3	-0.7

The decrease in general and administrative expenses in absolute dollars in the three and six months ended June 30, 2007 compared to the same periods of 2006 was due to the effect of continued management discipline in this area, with net savings of $0.3 million and $0.7 million, respectively, primarily as a result of headcount reductions and reduced use of outside professional firms. General and administrative expenses as a percentage of total revenues decreased for the three and six months ended June 30, 2007 compared to the same periods in 2006, due to a decrease in recorded expenses, which accounted for a one- and two-percentage point decrease, respectively. This effect was magnified by a two-percentage point decrease in general and administrative expenses as a percentage of total revenues due to higher total revenues for each of the first three and six months of 2007 when compared to the same periods in 2006

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $345 thousand and $677 thousand for the three and six months ended June 30, 2007, respectively, compared to $212 thousand and $419 thousand for the same periods in 2006. These costs are related to the developed technology purchased in connection with the acquisition of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $267 thousand and $533 thousand for the three and six months ended June 30, 2007, respectively, compared to $17 thousand and $34 thousand for the same periods of 2006. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $229 thousand and $457 thousand was recorded as a component of sales and marketing expenses for the first three and six months of 2007, respectively, compared to $17 thousand and $34 thousand for the same periods of 2006, while $38 thousand and $76 thousand was recorded as a component of cost of services and maintenance revenues for the first three and six months of 2007, respectively.

Restructuring Charges and Adjustments

During the second quarter of 2006, we made a further adjustment to decrease the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility by $130 thousand, to reflect the fact that the building sublease was extended with the existing subtenant to March 31, 2011 and the corresponding expected sublet lease recoveries. This adjustment was charged to the restructuring charges line in the condensed consolidated statement of operations for the second quarter of 2006.

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

Interest Income

Interest income decreased to $176 thousand and $356 thousand for three and six months ended June 30, 2007, respectively, from $840 thousand and $1.6 million for the same periods of 2006, representing 1% of total revenues for each of the three and six months ended June 30, 2007, compared to 4% of total revenues for each of the same periods in 2006. The decrease in investment income for the second quarter and first half of 2007, compared to the same periods of 2006, was due to the funds invested in the acquisition of Orion, Business Signatures and other long-term assets during 2006, in addition to the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases during the last year. The funds invested decreased to $24.2 million as of June 30, 2007 from $74.7 million as of June 30, 2006.

Loss from Equity Investments

We recorded $77 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the six months ended June 30, 2007, compared to $122 thousand and $293 thousand for the three and six months ended June 30, 2006, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as it was concluded that these investments had suffered an other than temporary decline in fair value.

Provision for Income Taxes

We recorded an income tax provision of $72 thousand and $124 thousand for the three and six months ended June 30, 2007, respectively, compared to $90 thousand and $189 thousand for the same periods of 2006. These provisions represented primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $0.1 million in operating activities during the six months ended June 30, 2007. This cash inflow was primarily a result of a decrease in accounts receivable of $3.8 million and an increase in deferred revenue of $4.4 million, offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $4.4 million, a decrease in accrued restructuring charges of $2.6 million, an increase in prepaid expenses and other receivables of $0.5 million, and a net loss after adjusting for non-cash charges of $0.6 million. The reduction in accounts payable and accrued liabilities was the result of the pay down of accruals related to third party royalties and acquisition costs, as well as the timing of accruals related employee compensation. Our average days sales outstanding at June 30, 2007 was 62 days, which represents a decrease from the 78 days that we reported at March 31, 2007. The overall decrease in days sales outstanding from March 31, 2007 was mainly due to higher in-quarter collections due to improved sales linearity and timing of support renewals compared to the first quarter of 2007. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first six months of 2007, we generated $2.5 million of cash related to investing activities. Cash provided by reductions in our marketable investments in the amount of $2.6 million and proceeds from disposition of property and equipment of $0.4 million was partially offset by the investment of $0.2 million in property and equipment, primarily for computer hardware upgrades throughout our organization and $0.3 million in other long-term assets related to capitalized software development costs.

We generated cash of $1.1 million in financing activities during the six months ended June 30, 2007 as a result of cash provided by the issuance of Common stock related to the exercise of employee stock options and restricted stock units.

As of June 30, 2007, our cash and cash equivalents in the amount of $24.2 million provided our principal sources of liquidity. Overall, we generated $3.4 million and $1.7 million in cash and cash equivalents during the second quarter and first half of 2007, respectively. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2007 to satisfy the obligations provided for under our restructuring program. In addition, we expect to invest cash in working capital during the remainder of 2007.

However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $21.9 million of accrued restructuring charges at June 30, 2007 through fiscal 2011, as detailed below. This amount is net of expected sublet recoveries on restructured facilities of $10.3 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at June 30, 2007 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$25,673	$5,037	$7,308	$4,634	$8,694
Operating lease obligations—restructured facilities	27,568	6,283	13,330	7,955	—
Guaranteed payments to AmikaNow!	696	696	—	—	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	525	525	—	—	—
Other commitments	541	541	—	—	—

Total	$55,003	$13,082	$20,638	$12,589	$8,694

In addition to the lease commitments included above, we have provided letters of credit totaling $3.3 million as security deposits in connection with certain office leases.

The 2005 Entrust Deferred Incentive and Retention Bonus Plan (the “Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on November 7, 2005. The primary objective of the Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. During the first quarter of 2006, we granted awards to employees under the plan that potentially could result in payments of $1.6 million over the subsequent two years, assuming that all employees receiving the awards remain employed with us for the entire two year vesting period of the awards. Of this amount, it was estimated that, as of June 30, 2007, $525 thousand was remaining to be paid out under this plan.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of June 30, 2007 of $461 thousand, to be paid during fiscal 2007. In addition, we entered into a distribution agreement with a vendor agreeing to purchase a minimum of 100,000 security tokens prior to January 1, 2008 for resale to our customers. This represented a contractual commitment totaling $350 thousand, all of which remained unpaid at June 30, 2007. However, we had received, and recorded liability for, $270 thousand worth of these tokens and, as such, the remaining commitment to order $80 thousand worth of tokens has been included in other commitments in the table above.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2007.

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2007.

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

The following table presents the cash, cash equivalents and marketable investments that we held as of June 30, 2007, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 months	3 to 6 months	> 6 months		> 12 months
Investments classified as cash and cash equivalents	$6,152	$—	$		$—
Investments classified as short-term marketable investments	—	—		—	—

Total amortized cost	$6,152	$—		$—	$—

Fair value	$6,152	$—		$—	$—

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

In the past, when advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars during the second quarter of 2007, and no previously purchased foreign exchange contracts had extended past March 31, 2007. Subsequent to quarter end, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $5.0 million of expenses denominated in Canadian dollars in the third quarter of 2007. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the third quarter of 2007.

Risk Associated with Long-term Strategic Investments

We hold an investment in Ohana, with a net carrying value at June 30, 2007 of $91 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. Ohana is in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale any commercial product or service. If the demand for Ohana’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment.

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

On May 4, 2007, we held our Annual Meeting of Shareholders. Shares of Common stock with 52,108,743 votes were represented at the meeting out of a total of 60,394,788 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast:

1)	A proposal to elect Michael P. Ressner and Terdema Ussery II as Class II Directors for three-year terms. The results of the voting were as follows:

Director	Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
Michael P. Ressner	51,520,170	—	588,453	—
Terdema Ussery II	51,517,454	—	591,169	—

2)	Ratification of the appointment of Grant Thornton LLP as our independent public accountants for the year ending December 31, 2007. The results of the voting were as follows:

Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
51,916,306	—	192,317	—

Directors who were not elected at the meeting but whose term of office continued after the meeting are F. William Conner, Douglas Schloss, Butler C. Derrick, Jr., Jerry C. Jones, Michael E. McGrath and Ray W. Washburne.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Employee Agreement between the Registrant and Steve Holton, dated April 6, 2007*

10.2	Executive Severance Agreement between the Registrant and Steve Holton, dated April 7, 2007*

10.3	Confidentiality, Non-Solicitation, Non-Competition, and Code of Conduct Agreement between the Registrant and Steve Holton, dated April 6, 2007*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: August 8, 2007	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employee Agreement between the Registrant and Steve Holton, dated April 6, 2007*

10.2	Executive Severance Agreement between the Registrant and Steve Holton, dated April 6, 2007*

10.3	Confidentiality, Non-Solicitation, Non-Competition, and Code of Conduct Agreement between the Registrant and Steve Holton, dated April 6, 2007*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.