Form 10-Q
period 2007-09-30
ENTRUST INC
filed 2007-11-07
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 61,042,479 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of November 5, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$21,470	$19,888
Short-term marketable investments	—	2,639
Accounts receivable (net of allowance for doubtful accounts of $1,906 at September 30, 2007 and $1,470 at December 31, 2006)	18,336	21,117
Prepaid expenses and other receivables	3,831	2,904

Total current assets	43,637	46,548
Property and equipment, net	1,786	2,721
Purchased product rights and other purchased intangible assets, net	12,154	13,843
Goodwill	60,214	60,214
Long-term strategic and equity investments	91	169
Other long-term assets, net	3,780	4,321

Total assets	$121,662	$127,816

Liabilities
Current liabilities:
Accounts payable	$11,234	$8,544
Accrued liabilities	4,992	11,724
Accrued restructuring charges, current portion	5,366	5,217
Deferred revenue	28,152	23,575

Total current liabilities	49,744	49,060
Accrued restructuring charges, long-term portion	15,212	19,301
Other long-term liabilities	218	231

Total liabilities	65,174	68,592

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 61,033,008 and 60,161,720 issued and outstanding shares at September 30, 2007 and December 31, 2006, respectively	610	602
Additional paid-in-capital	770,300	765,140
Accumulated deficit	(714,492)	(707,333)
Accumulated other comprehensive income	66	811

Total shareholders’ equity	56,484	59,220

Total liabilities and shareholders’ equity	$121,662	$127,816

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenues:
Product	$8,170	$8,788	$26,244	$22,754
Services and maintenance	15,773	15,243	46,755	44,430

Total revenues	23,943	24,031	72,999	67,184

Cost of revenues:
Product	1,815	1,246	5,785	4,420
Services and maintenance	7,205	7,252	22,412	21,700
Amortization of purchased product rights	355	319	1,032	738

Total cost of revenues	9,375	8,817	29,229	26,858

Gross profit	14,568	15,214	43,770	40,326

Operating expenses:
Sales and marketing	8,207	9,710	26,113	24,431
Research and development	4,929	5,505	15,590	14,148
General and administrative	2,929	3,426	9,447	10,654
Restructuring charges and adjustments	—	—	—	2,765

Total operating expenses	16,065	18,641	51,150	51,998

Loss from operations	(1,497)	(3,427)	(7,380)	(11,672)

Other income (expense):
Interest income	188	363	544	1,945
Foreign exchange gain (loss)	(88)	(4)	(18)	(275)
Write-down of long-term strategic and equity investments	—	—	—	(3,016)
Loss from equity investments	—	(51)	(77)	(344)

Total other income (expense)	100	308	449	(1,690)

Loss before income taxes	(1,397)	(3,119)	(6,931)	(13,362)
Provision for income taxes	104	120	228	309

Net loss	$(1,501)	$(3,239)	$(7,159)	$(13,671)

Net loss per share:
Basic	$(0.02)	$(0.05)	$(0.12)	$(0.23)
Diluted	$(0.02)	$(0.05)	$(0.12)	$(0.23)
Weighted average common shares used in per share computations:
Basic	60,986	59,807	60,717	59,814
Diluted	60,986	59,807	60,717	59,814

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(7,159)	$(13,671)
Non-cash items in net loss:
Depreciation and amortization	3,489	2,396
Non-cash compensation expense	4,079	2,725
Loss from equity investments	77	344
Provision for doubtful accounts	190	795
Write-down of strategic and equity investments	—	3,016
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,089	5,900
(Increase) decrease in prepaid expenses and other receivables	(1,028)	1,437
Increase in accounts payable	2,532	793
Increase (decrease) in accrued liabilities	(7,011)	1,571
Decrease in accrued restructuring charges	(3,940)	(232)
Increase in deferred revenue	3,795	1,818

Net cash provided by (used in) operating activities	(2,887)	6,892

INVESTING ACTIVITIES:
Purchases of marketable investments	—	(12,735)
Maturities of marketable investments	2,639	32,600
Purchases of property and equipment	(321)	(1,038)
Proceeds on disposition of property and equipment	372	—
Increase in other long-term assets	(353)	(87)
Purchase of business, net of cash acquired	—	(58,997)

Net cash provided by (used in) investing activities	2,337	(40,257)

FINANCING ACTIVITIES:
Repayment of long-term liabilities	—	(570)
Repurchase of common stock	—	(2,519)
Proceeds from issuance of common stock	—	675
Proceeds from exercise of stock options	1,089	1,045

Net cash provided by (used in) financing activities	1,089	(1,369)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,043	585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,582	(34,149)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,888	59,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,470	$25,780

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company was not required to record an increase in the liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was immaterial and would not impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of September 30, 2007.

It is not expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect any change that might occur to have a significant impact on its results of operations or the financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company was not required to record a liability for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of September 30, 2007.

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

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. The results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition. In the three and nine months ended September 30, 2007, the Company recorded amortization of $48 and $144, respectively, related to customer relationships and $38 and $115, respectively, related to non-competition agreement assets, arising from this acquisition.

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

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $51,211 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Business Signatures have been included in the Company’s consolidated financial statements commencing from July 19, 2006, the effective date of the acquisition. In the three and nine months ended September 30, 2007, the Company recorded amortization of $163 and $490, respectively, related to customer/partner relationships and $128 and $384, respectively, related to purchased product rights, arising from this acquisition.

The following table summarizes, for comparative purposes, the combined results of operations, on a pro forma basis, of the Company, Orion and Business Signatures for the three and nine months ended September 30, 2006, as if the acquisitions had taken place as of the beginning of that period, and, accordingly, include a full period’s amortization of the assets related to customer/partner relationships, purchased product rights and non-competition agreements in each period shown below.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Revenues	$24,087	$69,114
Net loss	(3,745)	(20,613)
Basic and diluted net loss per share	(0.06)	(0.34)

These pro forma amounts are not necessarily indicative of future results of operations.

NOTE 4. STOCK-BASED COMPENSATION

Compensation cost related to stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) recognized in operating results was $1,346 and $1,146 in the three months ended September 30, 2007 and 2006, respectively, and $4,079 and $2,725 in the nine months ended September 30, 2007 and 2006, respectively.

The following table sets forth the related weighted-average assumptions, used to determine compensation cost for stock options and SARs.

	Three Months Ended, September 30, 2007	Three Months Ended, September 30, 2006
Weighted average assumptions:
Expected volatility	55%	55%
Risk free rate of return	4.50%	4.84%
Expected option term (years)	4.58	4.75

Summary of activity for the three months ended September 30, 2007 under the Company’s stock option plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Balance at June 30, 2007	1,783,005	15,759,069	5.40			4.96
Vested		11,446,413
Unvested		4,312,656

Stock options:
Granted	(105,000)	105,000	2.79	69	1.89
Forfeited	162,703	(368,025)	4.86	2,833	1.45
Vested		(209,964)
Unvested		(158,061)
Exercised		(60,749)	2.16	131	2.87

Restricted stock units:
Granted	—	—	—	—	—
Forfeited	39,396	(19,698)	—	51	3.52
Matured		(30,625)	—	66	3.36

Stock appreciation rights:
Granted	—	—	—	—	—
Forfeited	15,890	(15,890)	4.82	111	2.84
Exercised		—	—	—	—

Balance at September 30, 2007	1,895,994	15,369,082	5.42			4.86
Vested		11,444,819
Unvested		3,924,263

During the three and nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was $nil and $1,089, respectively.

As at September 30, 2007, there was $4,701 of total unrecognized compensation cost related to non-vested stock option and SARs awards. Compensation expense related to stock options and SARs for the three and nine months ended September 30, 2007 was $1,033 and $3,093, respectively, and was $924 and $2,199 for the three and nine months ended September 30, 2006, respectively.

As at September 30, 2007, there was approximately $1,500 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans. Compensation expense related to RSUs for the three and nine months ended September 30, 2007 was $313 and $986, respectively, and was $222 and $526 for the three and nine months ended September 30, 2006, respectively. During the first nine months of 2007, the Company granted 194,000 RSUs, the vesting of which is based upon the achievement of market conditions. Compensation cost for an RSU award with a market condition are recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition, based on the grant date fair value of the award. However, unlike awards with a service or performance condition, the compensation cost for an award with a market condition will not be reversed solely because the market condition is not satisfied.

NOTE 5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Allowance for doubtful accounts, beginning of period	$1,470	$467
Provision for doubtful accounts, net	190	795
Amounts written-off, net of recoveries	246	10

Allowance for doubtful accounts, end of period	$1,906	$1,272

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund its remaining accrued restructuring charges for the May 2003 restructuring as follows: $15 in the remainder of fiscal 2007, $155 in fiscal 2008 and $20 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at September 30, 2007:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2007
Consolidation of excess facilities	$0.3	0.1	$0.2

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, the current obligations would require the Company to fund $1,300 of its accrued restructuring charges for the June 2001 restructuring during the remainder of fiscal 2007, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,300 in fiscal 2008, $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,600 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges net of sublease recoveries related to the June 2001 plan at September 30, 2007:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at September 30, 2007
Consolidation of excess facilities	$24.2	$3.8	$—	$20.4

As of September 30, 2007, the Company had estimated a total of $9,700 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement, that lasts until March 2011.

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

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock, or Common stock to be issued under stock award agreements, under the treasury stock method for the three and nine months ended September 30, 2007 was 1,969,169 and 506,825 shares, respectively, compared to 728,811 and 405,815 shares for the three and nine months ended September 30, 2006, respectively, which increased the weighted average shares of common stock outstanding used in the computation. In addition, 10,812,046 and 10,159,242 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three and nine months ended September 30, 2007, the Company issued 91,374 and 871,288 shares of Common stock, respectively, related to the exercise of employee stock options and RSUs.

NOTE 8. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is used to invest primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. The Company did not hold any short term marketable investments as of September 30, 2007.

Historically, the Company has not engaged in formal hedging activities, but the Company does periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. In the past, when advantageous, the Company has engaged in forward contracts to purchase Canadian dollars, to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the third quarter of 2007, the Company engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $5.0 million of its Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past September 30, 2007 and no previously purchased foreign exchange contracts had extended past June 30, 2007. Subsequent to September 30, 2007, the Company has engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $5.0 million of expenses denominated in Canadian dollars in the fourth quarter of 2007. The Company currently has not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the fourth quarter of 2007.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at September 30, 2007. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which as of September 30, 2007 represented approximately 14% of the voting share capital of Ohana. The carrying value of the Company’s investment in Ohana at September 30, 2007 was $91.

The Company also holds an equity interest in Asia Digital Media, which at September 30, 2007 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. There was no remaining carrying value of the Company’s investment in Asia Digital Media at September 30, 2007.

The Company recorded no revenues from Asia Digital Media for the three and nine months ended September 30, 2007 and 2006.

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

The Company operates in three main geographic areas as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2007	2006	2007	2006
Revenues:
United States	$12,090	$12,934	$35,854	$33,553
Canada	4,474	3,872	15,734	13,886
Europe, Asia and Other	7,379	7,225	21,411	19,745

Total revenues	$23,943	$24,031	$72,999	$67,184

Income (loss) before income taxes:
United States	$(435)	$(441)	$(813)	$(5,860)
Canada	(863)	(2,344)	(5,852)	(6,459)
Europe, Asia and Other	(97)	(334)	(266)	(1,043)

Total income (loss) before income taxes	$(1,395)	$(3,119)	$(6,931)	$(13,362)

(In thousands)	September 30, 2007	December 31, 2006
Total assets:
United States	$97,103	$105,831
Canada	20,386	18,655
Europe, Asia and Other	4,173	3,330

Total	$121,662	$127,816

NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2007	2006	2007	2006
Net loss	$(1,501)	$(3,239)	$(7,159)	$(13,671)
Foreign currency translation adjustments	(174)	(166)	(745)	690

Comprehensive loss	$(1,675)	$(3,405)	$(7,904)	$(12,981)

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

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or similar expressions in this quarterly report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Overview” and “Risk Factors” and elsewhere in this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

EXECUTIVE OVERVIEW

As a trusted security expert, Entrust secures digital identities and information through layered security solutions that help provide confidence for consumers, enterprises and governments, enabling them to complete transactions more securely. With more than 100 patents granted or pending, our solutions help enterprises secure channels of communication, which allows information-sharing among stakeholders and enables increased compliance with applicable laws. More than 1,650 customers in 60 different countries across the globe leverage Entrust’s world-class solutions.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to install, support, and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in Internet security and Public Key Infrastructure (PKI), Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of our products, geographic representation, and customer segments. We continue to drive revenue in our key products.

In 2006, we launched our Layered Consumer and Enterprise Security Architectures. These layered approaches to security help give our customers a roadmap for building security across their enterprise and customer facing applications, and for governments and citizen facing applications. These layered approaches allows our customers to customize the level of security to the value of the data or transaction. A layered security strategy from a single, trusted vendor affords security-conscious organizations a level of synergy, interoperability and cost-effectiveness unmatched by a collection of third-party products. Further, layered security models foster environments of easy-to-use security solutions that increase end-user acceptance and reduce help-desk calls. Entrust has unique capabilities in the market to assist our customers with their growing identity and information protection needs.

Our Layered Consumer Architecture approach consists of six layers:

1. Extended Validation (EV) SSL Certificates

2. Versatile Authentication & Single Sign-On (SSO)

3. Fraud Detection & Risk-based Authentication

4. Transaction Signing & Encryption

5. Secure Web & E-mail

6. Open Fraud Intelligence Network

Our Layered Enterprise Architecture approach also consists of six layers:

1. Workstation & Network Authentication

2. File, Disk & Removable Media Encryption

3. Remote Access Authentication

4. Network Folder Encryption

5. Secure Boundary & End-to-End Messaging

6. Content Control & Policy-based Encryption

Entrust has three key platforms, Authentication, Transaction Monitoring and Information Protection, which support our layered security architectures. We have a unique end-to-end platform for securing digital identities and information. This end-to-end software platform is easy to implement, user friendly and cost effective with the ability to evolve over time to grow with the needs of our customers.

Two of Entrust’s platforms, Authentication and Transaction Monitoring, come together to provide a new level of assurance for both internal and external parties, through Risk-Based Authentication.

As we all know, every transaction is not created equally. An online banking customer that only views their account balances is performing at a very different level of transaction than someone who is transferring $10,000 out of their account, or adding new bill payees. In every transaction, the level of risk grows as the dollar value of the transaction grows. Risk-Based Authentication allows for the proper level of security to be implemented based on the sensitivity of any given transaction. Entrust offers a range of authentication capabilities with our authentication platform so that specific methods can be used with specific users and applications. First steps can be as simple as deploying SSL certificates or user name and password. Entrust has long played a key role in this space through our SSL and single sign-on products.

Risk-Based Authentication, however, goes much deeper than SSL and single sign-on. Risk-Based Authentication provides ability to judge each individual transaction on its own merits based on policy level decisions related to the level of risk associated with certain transactions. With Entrust’s Risk-Based Authentication solution, transactions can be monitored in real time and then a determination can be made on the level of security required for that transaction. This is done through the combination of Entrust IdentityGuard and Entrust TransactionGuard. This combined offering is a modern architecture for consumer authentication which has a layered approach of non-invasive anomaly detection and selective intervention with minimal impact on the user experience.

As of December 31, 2006, financial institutions in the United States must offer stronger security measures for online customers according to the Federal Financial Institutions Examination Council’s (“FFIEC”) guidance. The financial institutions want the easiest and most cost effective solution. We are well positioned with a wide portfolio that allows financial institutions to start with an easy, cost effective solution to help meet initial requirements and then utilize our full Risk-Based Authentication platform to provide additional layers of security thereafter.

Product Category Financial Metrics:

•

Emerging growth products (IdentityGuard, Boundary Messaging, and Fraud Detection) accounted for $1.9 million, or 23% of product revenue, up 15% from $1.7 million in Q2, 2007 and down 43% from $3.4 million in Q3, 2006.

•	PKI products accounted for $6.2 million or 76% of product revenue, down 3% from $6.4 million in Q2, 2007, and up 50% from $4.1 million in Q3, 2006.

•	Single sign-on products accounted for $56 thousand, or 1% of product revenue, down 94% from $890 thousand in Q2, 2007 and down 96% from $1.3 million in Q3, 2006.

We also provide support and maintenance services to our customers. In the third quarter, support and maintenance revenue accounted for nearly two-thirds of our total services revenues, achieving record high levels in terms of customer retention rate and the dollar value of retention. The customer retention rate was 98%, and the associated dollar value renewal was 96%. We attribute this to the world class support that our team provides customers and the value our customers receive from the upgrades and up-issues of our software as part of this service. We also provide professional services, including architecture, installation, and integration services related to the products that we sell. Our support and maintenance, and our professional services have shown consistent steady growth and have achieved seven quarters of sequential quarter-over-quarter growth. These services represent a significant portion of our revenues, but are closely related to the demand for our products. In addition, the margins on our products are significantly higher than margins on our services. As a result, we are primarily focused on growing our product revenues. In Q3, 2007, deferred revenue increased $3.2 million to $28.2 million, driven by an increase in subscription product bookings and in professional services and support and maintenance renewals from Q3, 2006. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software.

In the third quarter of 2007, we incurred a net loss of $0.02 per share, which is an improvement of $0.03 per share from the net loss of $0.05 per share recorded in the third quarter of 2006, on roughly flat revenue. During 2007, we have significantly reduced our total expenses through a combination of managed headcount reductions, lowering of contracting expenses and controlling variable operating costs. These overall expense reductions are even more impressive due to the higher costs we are reporting due to the appreciation of the Canadian dollar from approximately $0.85 per U.S. dollar at the beginning of the year to over $1.00 per U.S. dollar at the end of September 2007.

We sell our solutions globally, with an emphasis on North America, Europe and Asia. These primary areas have demonstrated the most potential for early adoption of the broadest set of Entrust solutions. Entrust extends to other non-core geographies through strategic partner relationships, which increases the leverage of our direct sales channel worldwide. In North America, Entrust is targeting a return to revenue growth in our software business by leveraging Entrust’s historical strength in selling to key verticals such as government (Federal, State, Provincial), financial services and healthcare organizations. Europe and the Middle East are regions where Entrust’s products and solutions continue to experience strong demand and we believe that these markets will provide growth, with increased momentum from governments and enterprises leveraging Entrust’s solutions to transform their business processes and to leverage the Internet and networking applications.

We market and sell our products and services in both the enterprise and government market space. In Q3, 2007, 45% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom and across continental Europe. In fact, Entrust now counts 10 of the top 11 e-governments, as outlined by last year’s Accenture report, as customers.

A key change in the government space has been the movement from purely internal security solutions that our customers require to more external citizen facing applications. These projects include ePassports, national ID programs, physical and logical access programs for government employees, and a growing number of citizen facing applications. Security is at the core of all these projects and our wide product set positions Entrust well in this space. We have already announced three ePassport projects that Entrust has won, and we have been selected as the infrastructure for a number of national ID and Ministry of Defense programs. This quarter alone we won national PKI infrastructures in the Kingdom of Saudi Arabia, Brunei and Slovenia. Specifically, our million dollar transaction in the quarter was the Saudi Arabia PKI infrastructure. Our largest deal in the second quarter was with a U.S Federal Government agency who selected Entrust for their agency wide HSPD-12 rollout. Our success in HSPD-12 extended this quarter as we were awarded the contract as the primary PKI Shared Service Provider for the GSA Managed Service Offering. We also won an IdentityGuard strong authentication solution for a key citizen facing application for the U.S. Federal government.

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

In Q3, 2007, 55% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin to roll out.

Our largest vertical within the enterprise market is the financial services vertical. In the third quarter of 2007, financial services accounted for 27% or product revenue. Financial institutions are focused on FFIEC and other global compliance regulations, which we believe drove demand for our Risk-Based Authentication and messaging solutions.

A key driver of our product growth has been the recent spotlight on identity thefts reported in the media. These breaches have proven that self-regulation over the past few years has been insufficient at addressing the underlying issues. Recent legislation has addressed these concerns. California S.B. 1386 has cast more visibility on the issue for citizens, corporations, and the government. The law requires both corporations and the government to notify California residents if their sensitive data has been breached unless encryption technology is deployed. Additionally, 35 other states have now passed breach notification requirements. On a national level, bills are being written to protect citizens from identity theft and alert them if their information has been stolen.

Entrust has been a leader in securing digital identities and information for years. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication solution. In third quarter of 2007, IdentityGuard product revenue was $1.1 million - its highest level of the year. Transactions across enterprise, consumer and government customers achieved success by adding 28 new customers and 66 total paid transactions in the third quarter. We also signed a distribution agreement with Open Solutions to provide further distribution reach for IdentityGuard. Open Solutions provides information management product platforms to banks, thrifts, credit unions and financial services organizations globally. Open Solutions has now over 170,000 licensed users of IdentityGuard at 70 financial institutions.

As of September 30, 2007 we have over 9.0 million licensed users and have gone over $10.0 million in total sales. IdentityGuard’s low cost point, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

In the first quarter of 2007, we built on the success of our Entrust IdentityGuard platform with the introduction of the industry’s first $5 one-time-passcode (OTP) security token. In the second quarter, we made the product commercially available and delivered our tokens to our first customers. In the third quarter of 2007, we had 18 customers of our IdentityGuard tokens, which included a number of financial institutions that are just starting their rollout. Our biggest win in the quarter was receipt of a purchase order from a large Asian financial institution. At that customer, we beat out the competition for a 3-year 500,000 token and software deployment. The low price point of the Entrust IdentityGuard Token is produced in conjunction with partner ActivIdentity. Expedia was our first customer for the Entrust IdentityGuard Token, which leverages Entrust’s versatile authentication platform. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors.

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

Our managed service is not our first entrance into the services business. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business, which increased over 35% in the third quarter over last year. With the introduction of the new Extended Validation SSL Certificates and Unified Communications Certificates we should be able to grow this business into 2008.

Entrust in the past has relied significantly on large deals in each quarter. We have over the past few years reduced this dependence, but they remain a significant portion of our product revenue on a quarterly basis. Our software revenue from our top five customers in Q3, 2007 was approximately 9% of our total revenue in that quarter and we did have a product deal over $1 million in the quarter. These numbers were slightly outside our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. We continue to be impacted from time to time on our software revenue by the timing of our customers’ buying process, which may include proof of concepts, senior management reviews and budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ recent buying behavior, which is to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

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

BUSINESS OVERVIEW

During the third quarter of 2007, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $23.9 million represented less than a 1% decrease from the third quarter of 2006, and consisted of 34% product sales and 66% services and maintenance. Services and maintenance revenues increased 3% from the third quarter of 2006, due to increased demand for both consulting services and support and maintenance services, while product revenues decreased 7% from the third quarter of 2006, driven by a lower average purchase value for product transactions, despite an improved closure rate, compared to the same quarter of 2006. Net loss for the third quarter of 2007 was $1.5 million, or $0.02 per share, compared to net loss of $3.2 million, or $0.05 per share for the same period of 2006, with total expenses decreasing 8% to $25.4 million. We used $3.0 million in cash flow from operations in the third quarter of 2007, compared to net cash generated from operations of $3.5 million in the same quarter of 2006. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 23% of product revenue, which is a decrease of 43% from Q3, 2006 and an increase of 15% from Q2, 2007. Entrust Public Key Infrastructure (PKI) Products accounted for 76% of product revenue, which is an increase of 50% from Q3, 2006 and a decrease of 3% from Q2, 2007. Entrust SSL Certificate Services revenues, a component of our PKI Product solutions suite, increased 35% over Q3, 2006 and 5% over Q2, 2007. Entrust Single Sign-On Products accounted for 1% of product revenue, which is a decrease of 96% from Q3, 2006 and a decrease of 94% from Q2, 2007. Extended Government accounted for 45% and Extended Enterprise accounted for 55% of the product revenue in the quarter. The financial vertical accounted for approximately 27% of third quarter 2007 product revenues, a decrease of 49% from Q3, 2006 and a decrease of 27% from Q2, 2007.

Other highlights from the third quarter of 2007 included:

•

The top five product transactions accounted for 9% of Q3, 2007 revenues. The average purchase size this quarter was $51,000, down from $83,000 in Q3, 2006 and down from $61,000 in Q2, 2007. Total transactions in Q3, 2007 were 115, which is up from 86 in Q3, 2006, and up from 106 in Q2, 2007. Thirty-seven (or 32%) of the transactions were from new customers, an increase of 68% from Q3, 2006.

•

Entrust IdentityGuard transactions increased to 66 this quarter, up from 23 in Q3, 2006 and 39 in Q2, 2007. Entrust IdentityGuard product revenue decreased 38% from Q3, 2006, but increased 28% from Q2, 2007.

•

Deferred revenue was $28.2 million, which is an increase of 13% from Q3, 2006 and a decrease of 1% from Q2, 2007. The deferred revenue increase from Q3, 2006 was primarily the result of subscription bookings of $2.2 million and increases in support and maintenance renewals of $1.0 million.

•	We ended Q3, 2007 with $21.5 million in cash and marketable securities, which is down from $24.2 million at the end of Q2, 2007, and no debt.

•	We had one product transaction over $1 million in the quarter. However, product revenue from deals under $500 thousand decreased 23% from Q3, 2006 and 15% from Q2, 2007.

•

We announced the development of public key infrastructure (PKI) for the next generation of e-passport security, also known as Extended Access Control (EAC). EAC provides a higher level of security during the verification process of e-passports. These next-generation e-passports will be required by all member European Union (EU) nations by June 2009. As a leader in PKI deployment, we provide e-passport security for a number of top e-governments in the world, including the U.S., U.K., Slovenia, Singapore and New Zealand.

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

In the first three quarters of 2007, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 25% of gross accounts receivable at September 30, 2007, compared to 23% of gross accounts receivable at September 30, 2006. One customer accounted for 10% of net accounts receivable at September 30, 2007. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts of $0.9 million, which accounted for the majority of the increase in this provision for that year. These balances remain outstanding and, as a result, the allowance for doubtful accounts remains substantially unchanged from the end of 2006 for these items, other than to adjust for the effect of changes in foreign exchange rates. However, the allowance for doubtful accounts has increased by approximately $400 thousand in the first nine months of 2007 to provide for miscellaneous accounts that have continued to age from the end of 2006 and the earlier quarters of 2007.

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

Goodwill with a balance of $60.2 million at September 30, 2007 is tested for impairment annually and also in the event of an impairment indicator. This test requires us to make judgments regarding the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. No impairment was required as a result of the annual impairment test as of December 31, 2006.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $12.2 million at September 30, 2007 are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews required significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

We are not aware of any impairment events during the three and nine months ended September 30, 2007. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

In addition, we have a net balance of $3.8 million from our investment in other long-term assets at September 30, 2007, which consist primarily of capitalized software development costs, which includes costs to develop video based training, for both general security and Entrust specific solutions, for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software or over a three year period. The economic useful life of these capitalized software development costs is periodically re-assessed.

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

For the three and nine months ended September 30, 2007 compensation expense of $1.3 million and $4.1 million, respectively, was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $6.2 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Product	34.1%	36.6%	36.0%	33.9%
Services and maintenance	65.9	63.4	64.0	66.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	7.6	5.2	7.9	6.6
Services and maintenance	30.1	30.2	30.7	32.3
Amortization of purchased product rights	1.5	1.3	1.4	1.1

Total cost of revenues	39.2	36.7	40.0	40.0

Gross profit	60.8	63.3	60.0	60.0

Operating expenses:
Sales and marketing	34.3	40.4	35.8	36.4
Research and development	20.6	22.9	21.4	21.1
General and administrative	12.2	14.3	12.9	15.8
Restructuring charges and adjustments	—	—	—	4.1

Total operating expenses	67.1	77.6	70.1	77.4

Loss from operations	(6.3)	(14.3)	(10.1)	(17.4)

Other income (expense):
Interest income	0.8	1.5	0.7	2.9
Foreign exchange gain (loss)	(0.4)	—	—	(0.4)
Loss from equity investments	—	(0.2)	(0.1)	(0.5)
Write-down of long-term strategic and equity investments	—	—	—	(4.5)

Total other income (expense)	0.4	1.3	0.6	(2.5)

Loss before income taxes	(5.9)	(13.0)	(9.5)	(19.9)
Provision for income taxes	0.4	0.5	0.3	0.5

Net loss	(6.3)%	(13.5)%	(9.8)%	(20.4)%

REVENUES

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
North America	$16.5	$16.8	$51.6	$47.5	-2%	9%
Outside North America	7.4	7.2	21.4	19.7	3%	9%

Total	$23.9	$24.0	$73.0	$67.2	—%	9%

Our total revenues were $23.9 million for the three months ended September 30, 2007, which remained effectively unchanged from the $24.0 million of total revenues for the three months ended September 30, 2006. Total revenues were $73.0 million for the nine months ended September 30, 2007, which represented an increase of 9% from the $67.2 million of total revenues for the nine months ended September 30, 2006.

The overall increase in total revenues for the nine months ended September 30, 2007, when compared to the same period of 2006, was driven primarily by product revenue, which was up 15% for the first nine months, with a 34% and 55% increase in customer transactions for the three and nine months ended September 30, 2007, respectively. This growth was shared across all major geographic segments and related primarily to the Emerging growth and Public Key Infrastructure (PKI) product categories. Emerging growth products increased 5% in the first nine months of 2007 compared to the same period last year, while PKI product revenue increased 26% in the first nine months of 2007 compared to the same period of 2006. In addition, our overall services and maintenance revenues continue to improve, with these revenues increasing 5% in the first three quarters of 2007, compared to the same period last year. However, the pace of growth of revenues slowed in the third quarter, primarily due to a reduced average transaction value for product deals when compared to the same quarter of last year. For the three and nine months ended September 30, 2007, extended government revenues in the United States were $4.7 million and $14.8 million, respectively, compared to $4.5 million and $12.9 million for the same periods in 2006, representing a 4% increase and a 15% increase, respectively. The United States and Canadian governments represented 16% and 8% of total revenues in the third quarter of 2007, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 10% and 4% of total revenues in the third quarter of 2007, respectively. Overall, the United States and Canadian governments represented 16% and 10% of total revenues for the first nine months of 2007, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 11% and 8% of total revenues for the first nine months of 2007. No other individual customer accounted for 10% or more of total revenues in the three and nine months ended September 30, 2007.

The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. We believe the improved revenues for the nine months ended September 30, 2007, compared to the same period in 2006, reflects the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services.

Product Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
North America	$5.0	$5.7	$17.6	$15.8	-12%	11%
Outside North America	3.2	3.1	8.6	7.0	3%	23%

Total	$8.2	$8.8	$26.2	$22.8	-7%	15%

Percentage of total revenues	34%	37%	36%	34%

Product revenues of $8.2 million for the three months ended September 30, 2007 represented a decrease of 7% from the $8.8 million for the three months ended September 30, 2006, representing 34% and 37% of total revenues in the respective periods. Product revenues of $26.2 million for the nine months ended September 30, 2007 represented an increase of 15% from the $22.8 million for the nine months ended September 30, 2006, representing 36% and 34% of total revenues in their respective periods.

The increase in product revenues for the first nine months ended September 30, 2007, when compared to the same period in 2006 is due to growth in our PKI and Emerging growth (IdentityGuard, Boundary Messaging and Fraud Detection) product categories. In particular, our PKI revenue, which represented 76% and 72% of product revenues in the three and nine months ended September 30, 2007, increased 26% year-to-date over the same period of last year. The key drivers of PKI growth have been the growth of our SSL certificate business which was up 28% year-to-date and 35% over the third quarter of last year, while our core PKI product revenue is up 64% year-to-date and 171% over the third quarter of last year. PKI is experiencing a resurgence of interest in digital certificates for authentication and the growing need to encrypt information both at rest and in transit, with strong authentication of secure messaging continuing to be the key revenue drivers. Also, we experienced improved interest in our government solutions in the first nine months of 2007, with $9.2 million of product revenues from Extended Government organizations during the first three quarters of 2007, compared to $7.9 million for the same period of 2006. We believe we are well positioned to address the global government opportunity in digital credentials for ePassports, eBorders, National ID cards, government employee credentials and PKI digital certificates and infrastructure. However, we did experience a slow down of product revenues growth in the third quarter of 2007. This was primarily due to a reduction in the average value of product transactions in the third quarter compared to the same quarter of last year, despite an increase in the total number of product revenue transactions.

We had 115 product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) in the third quarter of 2007, up from 86 in the same quarter of 2006, or a 34% increase, with 32% of the transactions in the third quarter of 2007 being from new customers. Overall, we had 334 product revenue transactions in the first nine months of 2007, up from 216 in the same period of 2006, or a 55% increase, with 27% of the transactions in the first nine months of 2007 being from new customers. However, the average product revenue transaction size decreased from $83 thousand for the third quarter 2006 to $51 thousand for the same period of 2007, or a decrease of 39%, while the average product transaction size decreased 30% to $58 thousand for the nine months ended September 30, 2007 from $83 thousand for the same period in 2006. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. However, growth in deals under $500 thousand is fueling our overall top line product revenue growth year-to-date. Revenue from deals under $500 thousand increased 18% over the first nine months of 2006, which we believe speaks well of the underlying strength of our portfolio and the balance we are starting to see in product revenue performance. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues decreased from 13% for the first nine months of 2006 to 9% for the same period in 2007.

While product revenues as a percentage of total revenues decreased for the third quarter of 2007, compared to the same period in 2006, due to lighter demand for product solutions relative to the demand for our services and maintenance in the quarter, the product revenues as a percentage of total revenues increased for the nine months ended September 30, 2007, compared to the same period in 2006, due to improved overall demand for products, relative to the demand for services.

Services and Maintenance Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
North America	$11.6	$11.1	$33.9	$31.7	5%	7%
Outside North America	4.2	4.1	12.9	12.7	2%	2%

Total	$15.8	$15.2	$46.8	$44.4	4%	5%

Percentage of total revenues	66%	63%	64%	66%

Services and maintenance revenues of $15.8 million for the three months ended September 30, 2007 represented an increase of 4% from the $15.2 million for the three months ended September 30, 2006, representing 66% and 63% of total revenues in the respective periods. Services and maintenance revenues of $46.8 million for the nine months ended September 30, 2007 represented an increase of 5% from the $44.4 million for the nine months ended September 30, 2006, representing 64% and 66% of total revenues in the respective periods.

The increase in services and maintenance revenues for the three and nine months ended September 30, 2007 compared to the same periods in 2006 is due mainly to improved support and maintenance revenues, which now accounts for nearly two-thirds of our services revenue. In addition, our professional services business was strong across the board geographically, while our customers continued to renew their support agreements at a rate of 95% for the first nine months of 2007. While services and maintenance revenues as a percentage of total revenues for the third quarter of 2007 increased due to the slow down in product revenue demand compared to the same quarter of last year, services and maintenance revenues as a percentage of total revenues for the first nine months of 2007 increased in comparison to the same period of 2006 primarily because of the overall stronger demand for our product offerings, despite improved services and maintenance revenues.

EXPENSES

Total Expenses

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
Total expenses	$25.4	$27.5	$80.4	$78.9	-8%	2%

Percentage of total revenues	106%	115%	110%	117%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $25.4 million and $80.4 million for the three and nine months ended September 30, 2007, respectively, represented a decrease of 8% and an increase of 2% in each of the respective periods. The decrease in the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to an overall headcount reduction of 11% combined with lower costs associated with marketing programs, despite higher reported expenses of $1.0 million due to an unfavorable shift in the exchange rates between Canada and the U.S. The increase in total expenses for the nine months ended September 30, 2007, compared to 2006, was due primarily to the impact of additional costs associated with employee compensation, primarily in sales and research and development as a result of acquisitions, increased non-cash expenses for stock based compensation and amortization of purchased intangibles, third-party royalties on product revenues and an unfavorable shift in the exchange rates between Canada and the U.S. of $1.5 million for the year to date, offset by a $2.8 million restructuring charge in the first quarter of 2006 related to the sublease on our Santa Clara, California facility. As of September 30, 2007 we had 459 full-time employees globally, compared to 515 full-time employees at September 30, 2006 and 503 full-time employees at December 31, 2006.

COST OF REVENUES

Cost of Product Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
Cost of product revenues	$1.8	$1.2	$5.8	$4.4	50%	32%

Percentage of product revenues	22%	14%	22%	19%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $1.8 million for the three months ended September 30, 2007, which represented a 50% increase from $1.2 million for the three months ended September 30, 2006, representing 22% and 14% of product revenues in each of the respective periods. Cost of product revenues of $5.8 million for the nine months ended September 30, 2007 represented a 32% increase from $4.4 million for the nine months ended September 30, 2006, which represented 22% and 19% of product revenues in their respective periods. The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to a shift in product sales mix towards products that incorporate third party technologies relative to the prior year. Also, we invested in additional staffing for our SSL and managed PKI businesses. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected.

Cost of Services and Maintenance Revenues

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
Cost of services and maintenance revenues	$7.2	$7.3	$22.4	$21.7	-1%	3%

Percentage of services and maintenance revenues	46%	48%	48%	49%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.2 million for the three months ended September 30, 2007, which represented a 1% decrease from $7.3 million for the three months ended September 30, 2006, representing 30% of total revenues for each of the respective periods. Cost of services and maintenance revenues was $22.4 million for the nine months ended September 30, 2007, which represented a 3% increase from $21.7 million for the nine months ended September 30, 2006, representing 31% and 32% of total revenues for each of the respective periods.

	Year over year change 2007 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Third party hardware	$0.3	$0.4
Outside professional services	—	-0.5
Staff related costs	-0.4	0.8

	$-0.1	$0.7

The decrease in the cost of services and maintenance revenues for the three months ended September 30, 2007, compared to the same period in 2006, was the net result of increased third party hardware costs, offset by decreased staff related costs. The decreased staff related costs are due to a 4% headcount reduction achieved by way of the synergies gained with the acquired companies of Orion and Business Signatures. The increase in the cost of services and maintenance revenues for the nine months ended September 30, 2007, compared to the same period in 2006, can be attributed primarily to the increased staff related costs. This was due in large part to the professional services employee resources added as a result of the acquisition of Orion in June 2006 and Business Signatures in July 2006, as well as increased stock based compensation expense. These additional internal staff resources also allowed for the reduced usage of outside subcontractors in the first nine months of 2007 compared to the prior year. In addition, we have experienced an unfavorable shift in the exchange rates between Canada and the U.S., which had resulted in higher reported expenses of $0.2 million and $0.3 million in the three and nine months ended September 30, 2007, respectively. The decrease in services and maintenance expenses as a percentage of total revenues for the nine months ended September 30, 2007 was the net result of higher total revenues, which accounted for a two-percentage point decrease, when compared to the same period in 2006, offset by increased overall services and maintenance expenses, which resulted in a one-percentage point increase in the services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 54% and 52% for the three months ended September 30, 2007 and 2006, respectively. Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% and 51% for the nine months ended September 30, 2007 and 2006, respectively. The improvement in services and maintenance gross profit as a percentage of services and maintenance revenues in both the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to higher support and maintenance margins of 2% and 1%, respectively.

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

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
Sales and marketing expenses	$8.2	$9.7	$26.1	$24.4	-15%	7%

Percentage of total revenues	34%	40%	36%	36%

Sales and marketing expenses decreased 15% to $8.2 million for the three months ended September 30, 2007 from $9.7 million for the comparable period in 2006. For the nine months ended September 30, 2007, sales and marketing expenses increased 7% to $26.1 million from $24.4 million for the comparable period in 2006. Sales and marketing expenses represented 34% and 36% of total revenues for the three and nine months ended September 30, 2007, respectively, compared to 40% and 36 % for the three and nine months ended September 30, 2006, respectively.

	Year over year change 2007 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Facilities related costs	$—	$0.3
Outside professional services	—	0.2
Staff related costs (includes travel and living)	-0.4	2.7
Marketing programs	-1.0	-1.3
Amortization of purchased intangibles	—	0.4
Bad debt expense	-0.1	-0.6

	$-1.5	$1.7

The decrease in sales and marketing expenses for the three months ended September 30, 2007, compared to the same period of 2006, primarily reflects the decreased activity in marketing programs related to advertising and an 11% headcount reduction between these two periods largely due to absorption of staff from acquired companies. The increase in sales and marketing expenses for the nine months ended September 30, 2007, compared to the same period of 2006, was primarily due to higher staff related costs and purchased intangibles amortization associated with the Business Signatures acquisition and investments made to grow the sales force to ensure we can handle the increased transaction load going forward. Sales and marketing headcount increased 12% overall year-to-date when compared to the same period one year ago, resulting in increased salaries and benefits expense, including sales commissions, of $2.7 million for the nine months ended September 30, 2007 when compared to the same period of 2006 and increased facilities costs. Offsetting these increases were reductions in bad debt expense and marketing programs spending in the nine months ended September 30, 2007. In addition, we have experienced an unfavorable shift in the exchange rates between Canada and the U.S., which resulted in higher reported sales and marketing expenses of $0.3 million and $0.6 million in the three and nine months ended September 30, 2007, respectively. The decrease in sales and marketing expenses as a percentage of total revenues for the third quarter of 2007, compared to the same period in 2006, reflected the lower expenses, which resulted in a six-percentage point decrease in sales and marketing expenses as a percentage of total revenues for the quarter. Sales and marketing expenses as a percentage of total revenues remained consistent for the first nine months of 2007 compared to the same period in 2006, which was the net result of higher overall expenses, resulting in a three-percentage point increase for the nine months ended September 30, 2007, offset by a three-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to higher total revenues when compared to the same period of 2006.

We intend to continue to focus on improving the productivity of the sales and marketing teams. As planned, we added additional sales coverage, which should allow us to better execute on the opportunities we are seeing in both in the United States and abroad. We will continue to focus on our channels, with a view to providing the executive team time to focus on strategically growing the business. However, we believe it is necessary for us to continue to make significant investments in sales and marketing to support the launch of new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our sales force in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We believe it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

For the first nine months 2007, the provision for doubtful accounts increased approximately $400 thousand to $1.9 million, of which $200 thousand related to changes in the exchange rates, with the remainder of the increase due to the aging of customer accounts.

Operating Expenses—Research and Development

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
Research and development expenses	$4.9	$5.5	$15.6	$14.1	-11%	11%

Percentage of total revenues	21%	23%	21%	21%

Research and development expenses decreased 11% to $4.9 million for the third quarter of 2007 compared to $5.5 million for the same period in 2006, while these expenses increased 11% to $15.6 million for the nine months ended September 30, 2007 compared to $14.1 million for the same period in 2006. Research and development expenses represented 21% of total revenues for each of the three and nine months ended September 30, 2007, compared to 23% and 21% for the comparable periods in 2006.

	Year over year change 2007 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Outside professional services	$-0.1	$0.4
Staff related costs	-0.5	1.1

	$-0.6	$1.5

The decrease in research and development expenses for the three months ended September 30, 2007 when compared to the same period in 2006 was the result of lower staff related costs due to a headcount reductions primarily due to the absorption of staff from acquired companies.

The increase in research and development expenses for the nine months ended September 30, 2007, when compared to the same period in 2006, was primarily due to higher staff related costs and increased spending on outside professional contractors as a result of the Business Signatures acquisition, as well as increased stock based compensation expense. In addition, we reported higher research and development expenses as a result of an unfavorable shift in the exchange rates between Canada and the U.S. of $0.2 million and $0.3 million in the three and nine months ended September 30, 2007, respectively. The decrease in research and development expenses as a percentage of total revenues for the third quarter of 2007, compared to the same period in 2006, reflected the lower expenses in 2007, which resulted in the two-percentage point decrease. There was no change in research and development expenses as a percentage of total revenues for the nine months ended September 30, 2007, compared to the same period in 2006, as the increased expenses that resulted in a two-percentage point increase, were offset by a two-percentage point decrease in research and development expenses as a percentage of total revenues due to higher total revenues for the nine months.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Three months ended September 30,		Nine months ended September 30,		Percentage change
(millions)	2007	2006	2007	2006	Three months ended September 30	Nine months ended September 30
General and administrative expenses	$2.9	$3.4	$9.4	$10.7	-15%	-12%

Percentage of total revenues	12%	14%	13%	16%

General and administrative expenses decreased to $2.9 million and $9.4 million for the three and nine months ended September 30, 2007, respectively, from $3.4 million and $10.7 million for the comparable periods in 2006. General and administrative expenses represented 12% and 13% of total revenues for the three and nine months ended September 30, 2007, respectively, compared to 14% and 16% for each of the same periods in 2006.

	Year over year change 2007 to 2006
(millions)	Three months ended September 30	Nine months ended September 30
Facilities related costs	$—	$0.1
Outside professional services	-0.1	-0.5
Staff related costs	-0.4	-0.9

	$-0.5	$-1.3

The decrease in general and administrative expenses in absolute dollars in the three and nine months ended September 30, 2007 compared to the same periods of 2006 was due to the effect of continued management discipline in this area, with net savings of $0.5 million and $1.3 million, respectively, primarily as a result of headcount reductions and reduced use of outside professional firms. General and administrative expenses as a percentage of total revenues decreased for the three and nine months ended September 30, 2007 compared to the same periods in 2006, due primarily to a decrease in recorded expenses, which accounted for a two-percentage point decrease in each of the reported periods. This effect was magnified by a one-percentage point decrease in general and administrative expenses as a percentage of total revenues due to higher total revenues for the first nine months of 2007 when compared to the same period in 2006.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $355 thousand and $1.0 million for the three and nine months ended September 30, 2007, respectively, compared to $319 thousand and $738 thousand for the same periods in 2006. These costs are related to the developed technology purchased in connection with the acquisition of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $247 thousand and $780 thousand for the three and nine months ended September 30, 2007, respectively, compared to $268 thousand and $302 thousand for the same periods of 2006. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $209 thousand and $665 thousand was recorded as a component of sales and marketing expenses for the first three and nine months of 2007, respectively, compared to $217 thousand and $251 thousand for the same periods of 2006, while $38 thousand and $115 thousand was recorded as a component of cost of services and maintenance revenues for the first three and nine months of 2007, respectively, compared to $51 thousand for each of the same periods of 2006.

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

Interest Income

Interest income decreased to $188 thousand and $544 thousand for three and nine months ended September 30, 2007, respectively, from $363 thousand and $1.9 million for the same periods of 2006, representing 1% of total revenues for each of the three and nine months ended September 30, 2007, compared to 2% and 3% of total revenues for the same periods in 2006. The decrease in investment income for the three and nine months ended September 30, 2007, compared to the same periods of 2006, was due to the funds invested in the acquisition of Orion, Business Signatures and other long-term assets during 2006, in addition to the reduced balance of funds invested as a result of amounts drawn down to fund cash flow from operations and stock repurchases during the last year. The funds invested decreased to $21.5 million as of September 30, 2007 from $28.4 million as of September 30, 2006.

Loss from Equity Investments

We recorded $77 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the nine months ended September 30, 2007, compared to $51 thousand and $344 thousand for the three and nine months ended September 30, 2006, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as it was concluded that these investments had suffered an other than temporary decline in fair value.

Provision for Income Taxes

We recorded an income tax provision of $104 thousand and $228 thousand for the three and nine months ended September 30, 2007, respectively, compared to $120 thousand and $309 thousand for the same periods of 2006. These provisions represented primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We used cash of $2.9 million in operating activities during the nine months ended September 30, 2007. This cash outflow was primarily a result of a decrease in accounts payable and accrued liabilities of $4.5 million, a decrease in accrued restructuring charges of $3.9 million and an increase in prepaid expenses and other receivables of $1.0 million, offset by cash inflows resulting from a decrease in accounts receivable of $2.1 million, an increase in deferred revenue of $3.8 million, and a net income after adjusting for non-cash charges of $0.6 million. The reduction in accounts payable and accrued liabilities was the result of the pay down of accruals related to third party royalties and acquisition costs, as well as the timing of accruals related employee compensation. Our average days sales outstanding at September 30, 2007 was 69 days, which represents an increase from the 62 days that we reported at June 30, 2007. The overall increase in days sales outstanding from June 30, 2007 was mainly due to lower in-quarter collections due to less favorable sales linearity and timing of support renewals compared to the second quarter of 2007. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first nine months of 2007, we generated $2.3 million of cash related to investing activities. Cash provided by reductions in our marketable investments in the amount of $2.6 million and proceeds from disposition of property and equipment of $0.4 million was partially offset by the investment of $0.3 million in property and equipment, primarily for computer hardware upgrades throughout our organization and $0.4 million in other long-term assets related to capitalized software development costs.

We generated cash of $1.1 million in financing activities during the nine months ended September 30, 2007 as a result of cash provided by the issuance of Common stock related to the exercise of employee stock options and restricted stock units.

As of September 30, 2007, our cash and cash equivalents in the amount of $21.5 million provided our principal sources of liquidity. Overall, we used $2.8 million and $1.1 million in cash, cash equivalents and marketable investments during the third quarter and first nine months of 2007, respectively. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2007 to satisfy the obligations provided for under our restructuring program. In addition, we expect to invest cash in working capital during the remainder of 2007.

However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $20.6 million of accrued restructuring charges at September 30, 2007 through fiscal 2011, as detailed below. This amount is net of expected sublet recoveries on restructured facilities of $9.7 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents, as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at September 30, 2007 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$24,393	$4,920	$6,832	$4,540	$8,101
Operating lease obligations—restructured facilities	26,021	6,345	13,462	6,214	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	350	350	—	—	—
Other commitments	499	499	—	—	—

Total	$51,263	$12,114	$20,294	$10,754	$8,101

In addition to the lease commitments included above, we have provided letters of credit totaling $3.3 million as security deposits in connection with certain office leases.

The 2005 Entrust Deferred Incentive and Retention Bonus Plan (the “Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on November 7, 2005. The primary objective of the Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. During the first quarter of 2006, we granted awards to employees under the plan that potentially could result in payments of $1.6 million over the subsequent two years, assuming that all employees receiving the awards remain employed with us for the entire two year vesting period of the awards. Of this amount, it was estimated that, as of September 30, 2007, $350 thousand was remaining to be paid out under this plan.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of September 30, 2007 of $499 thousand, to be paid during fiscal 2007 and 2008.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007.

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007.

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

The following table presents the cash, cash equivalents and marketable investments that we held as of September 30, 2007, that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	MATURITY (in thousands)
	Within 3 months	3 to 6 months	> 6 months		> 12 months
Investments classified as cash and cash equivalents	$6,185	$—	$		$—
Investments classified as short-term marketable investments	—	—		—	—

Total amortized cost	$6,185	$—		$—	$—

Fair value	$6,185	$—		$—	$—

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our reported expense base increased by $1.5 million for the first nine months of 2007, when compared to the same period of 2006, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was $0.5 million for the first nine months of 2007, when compared to the same period of 2006.

In the past, when advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the third quarter of 2007, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $5.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past September 30, 2007 and no previously purchased foreign exchange contracts had extended past June 30, 2007. Subsequent to quarter end, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $5.0 million of expenses denominated in Canadian dollars in the fourth quarter of 2007. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the fourth quarter of 2007.

Risk Associated with Long-term Strategic Investments

We hold an investment in Ohana, with a net carrying value at September 30, 2007 of $91 thousand, representing approximately 14.3% of the issued common shares of Ohana. This investment is now accounted for under the cost method. Ohana is in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale any commercial product or service. If the demand for Ohana’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment.

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

There were no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant that would be required to be disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence” of Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	2007 Sales Compensation Plan between the Registrant and Steve Holton, dated October 18, 2007*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: November 7, 2007	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	2007 Sales Compensation Plan between the Registrant and Steve Holton, dated October 18, 2007*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.