Form 10-K
period 2007-12-31
ENTRUST INC
filed 2008-03-06
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

As of June 30, 2007, there were 60,941,634 of Common Stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $4.06 per share on June 29, 2007, as reported on the Nasdaq Global Market, was approximately $163,883,130.

The number of shares outstanding of the registrant’s common stock as of February 29, 2008 was 61,185,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Entrust, Inc.’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 2, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENTRUST, INC.

This report includes or incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include among other things, statements regarding Entrust, Inc.’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to Entrust up to and including the date of this document, and Entrust expressly disclaims any obligation to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise. Entrust’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations,” “Risk Factors—Certain Factors That May Affect Our Business” and elsewhere in this report. Readers should also carefully review the risks outlined in other documents that Entrust files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Entrust files in 2008.

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

Introduction

The demands on today’s enterprises and governments require ever-increasing extension outside their boundaries to interact with suppliers, customers, citizens and employees. Integrated supply chains, e-commerce, e-government and mobile employees are demanding business applications to be open and available to them at all times. Today’s extended enterprise and government environments require the ability to efficiently secure digital identities and information, which are continuously targeted by individuals or criminal organizations that thrive on obtaining sensitive data by leveraging data breaches, identity thefts and fraud attacks.

As the information security market continues to mature, 2007 saw organizations move away from a reactionary position to more proactive strategies. Accordingly, the way organizations view security and how to apply it to their businesses is evolving.

The definition of how identities are defined in today’s online environment continues to expand. Once the concept of an identity applied only to an individual, and organizations were concerned with determining who was on the other end of a transaction. Now, identities apply not only to individuals but also to the computers, servers, personal digital assistants and applications that they use. Authentication is no longer a one-way proposition; mutual authentication is vital to combating data theft and fraud.

Organizations continue to invest heavily in information security and the number of security projects continues to increase. What has changed is how organizations look at security. Increasingly, organizations are abandoning the “security as insurance” view of the last few years, and moving toward a more sophisticated layered security strategy that addresses risk. Security is now being applied based on the risk elements related to the data an organization holds and the transactions it conducts. In addition, organizations see a strong, layered security approach as a tool of enablement that promotes efficiency, interoperability and synergy between corporations, client, customers, vendors and suppliers.

Simultaneously, public understanding of the risks to digital identities and information drives organizations toward action. Malware, phishing, pharming, database breaches, laptop theft and man-in-the-middle attacks on identities and information have created anxiety among consumers and citizens. Organizations are responding to customer fears by working to prevent the brand damage resulting from identity-related fraud and data breaches.

Meanwhile, legislators also have become involved in creating laws and regulations such as California SB1386, Payment Card Industry Data Security Standard (“PCI”), Gramm-Leach-Bliley, Basel II, UK Faster Payment Initiative, Identity Theft Red Flag Guidelines (Sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003) (“Red Flag”) and the Federal Financial Institutions Examination Council’s (“FFIEC”) guidance on financial institution authentication. These mandates have increased the pressure on organizations to mitigate risk to identities and information. In addition, more than 35 states have passed data breach legislation very similar to CA SB1386, requiring organizations to notify individuals whose personal information may have been compromised as a result of a data breach.

Penalties resulting from brand damage and customer defection in light of a security breach are expensive. When the stakes are so high, organizations have begun taking the security decisions out of the hands of users and building rules and policies designed to automate security. Layering security into applications based on automated rules and policies helps to properly and consistently remediate risks.

About Entrust

Part of a strong, layered security strategy for consumer, enterprise and government environments, Entrust, Inc. is a global provider of security solutions that protect and secure digital identities and information. Entrust software and associated services enable businesses and governments around the world to conduct high-value, highly sensitive transactions, over wired and wireless networks including the Internet, in compliance with today’s regulatory guidelines.

More than 1,700 customers have purchased and deployed Entrust solutions that integrate into the broad range of applications organizations use today to leverage Internet and enterprise applications to improve productivity. We have more than 125 patents and patent applications pending that demonstrate our commitment to innovation and addressing the needs of our customers. Entrust has redefined layered security—outlined in detail below—to help secure information and identities and enable security-conscious enterprises and governments to implement efficient, cost-effective and interoperable solutions that help stimulate revenue, mitigate risk, secure information and protect end-users.

CORPORATE STRATEGY

In 2007, Entrust continued to focus on key vertical and geographical markets, product transformation and innovation, customer deployments and service improvements. Entrust’s corporate priority in 2008 is to continue the momentum established in 2007 and to focus on delivering growth in revenue, deferred revenue, earnings and cash flow. To achieve this goal, Entrust plans to drive revenue growth by expanding markets for its new solutions, executing on vertical and geographical opportunities, increasing channels to market, keeping a tight hold on costs and remaining focused on customers.

Layered Security Strategies

Entrust’s layered security solutions enable enterprises and governments to securely leverage the online channel—generating revenue, decreasing costs and increasing operational efficiencies while mitigating risk and ensuring regulatory compliance.

Security has moved beyond protecting the border of an organization, which is why Entrust has redefined layered security that has evolved from border protection toward comprehensive strategies that secure identities and information. In turn, Entrust recommends a layered approach that includes SSL, authentication, fraud detection, secure shared data, e-mail security and management of digital certificates. Entrust’s layered security model provides security-conscious organizations a level of synergy, interoperability and cost-effectiveness.

Entrust’s layered security model delivers environments that are easy-to-use, increase end-user acceptance and limit help-desk calls. The approach helps enable companies to meet regulatory and industry compliance requirements for security including PCI, FFIEC, UK Faster Payment Initiative, Red Flag, Homeland Security Presidential Directive 12 (“HSPD-12”), numerous state data breach regulations and others.

In support of this strategic layered approach, Entrust offers three distinct solution platforms—Authentication & Fraud Monitoring, Information Protection and Public Key 2.0—that support a range of dynamic, cost-effective products and solutions.

Authentication & Fraud Monitoring Platform

The Entrust Authentication & Fraud Platform Monitoring features the award-winning Entrust IdentityGuard versatile authentication platform, and Entrust TransactionGuard, which secure and protect the digital identities of consumers, citizens, government agents and corporate employees.

With more than 9.2 million licenses in use today, Entrust IdentityGuard 9.0 is an open versatile authentication platform that enables organizations to layer security—according to access requirements or the risk of a given transaction—across diverse users and applications. The platform’s authentication options include strong username and password enforcement, IP-geolocation, machine/device authentication, questions and answers, out-of-band one-time passcode (delivered via voice, SMS or e-mail), grid cards and a range of one-time-passcode tokens.

Also featured in the Authentication & Fraud Monitoring Platform, Entrust TransactionGuard monitors transactions and seeks fraudulent behavior and access patterns amid the massive volumes of data generated by transactional Web sites. The solution examines this data and identifies potentially suspicious behavior and high-risk activities without impacting the user experience or system performance. It serves as a resource to protect consumers and help organizations defend and manage the risk associated with online services.

To guard against fraud attacks, the Entrust Risk Based Consumer Authentication solution relies on Entrust IdentityGuard and Entrust TransactionGuard to defend against fraud by layering authentication methods in accordance with the risk associated with individual transactions.

In addition, Entrust SSL certificates—standard SSL, extended validation (EV) SSL and Unified Communication certificates—provide the first line of defense against information theft, phishing and man-in-the-middle by confirming identities on the Web via trusted vetting processes and proven technology.

Entrust GetAccess, a respected single sign-on (SSO) solution, delivers a single entry and access point to Web portal information and applications. The solution serves as the springboard for Web services and provides authentication and authorization for XML and Web services data. Supporting the broadest range of authentication methods and user devices available today, Entrust GetAccess makes it possible for organizations to personalize services, content and data for the diverse needs of a varied user community.

Information Protection Platform

The Entrust Information Protection Platform, which is designed to protect sensitive data, while in motion or at rest, from unauthorized access and inadvertent disclosure. The platform uses the Entrust Entelligence suite of solutions, which includes Entrust Entelligence Group Share for shared network folder encryption; Entrust Entelligence Messaging Server for e-mail security; and Entrust Entelligence Disk Security for the protection and encryption of files, hard drives and removable media.

Entrust Entelligence Group Share is an innovative network folder encryption solution, which offers never-before-seen capabilities that provide enterprises transparent, persistent (i.e., remains encrypted regardless of where it is stored) and automatic encryption for network files and folders. The offering also includes powerful auditing tools to comply with respective regulations and mandates.

Entrust Entelligence Messaging Server is an e-mail security solution that makes it easier to communicate securely with external business partners and customers. The Messaging Server delivers standards-based e-mail encryption capabilities in a comprehensive platform. The solution is easy to deploy and maintain for organizations that communicate sensitive or regulated information—both inside and outside their organization—via e-mail.

The solution supports a wide range of options including OpenPGP, S/MIME and SSL encryption standards, all within the user’s native e-mail client. EMS also includes support for mobile e-mail clients such as BlackBerry and HTML-enabled, browser-based cell phones. The solution allows external recipients to communicate securely using the encryption standard of their choice, including S/MIME, Open PGP, Web Mail Pull and Web Mail Push.

The solution also employs a multiprotocol content control solution, Vericept Content 360º, which provides deeper visibility into how sensitive content is handled in an organization.

Public Key Platform

The Entrust PKI Platform provides authentication, encryption and digital certificate capabilities to the enterprise and government marketplace. The goal of a public key infrastructure—or PKI—is to establish and maintain a trustworthy networking environment. This is achieved by providing key and certificate management services that enable encryption and digital signature capabilities across applications in a way that is transparent and easy to use. Once deployed, a PKI can authenticate identities, secure e-mail communication via encryption, authenticate/digitally sign documents or encrypt/decrypt sensitive files and folders.

Modular and fully integrated, the Entrust Authority PKI portfolio is built on the foundation of Entrust Authority Security Manager, the certification authority (CA) responsible for issuing and managing users’ digital identities. Optional PKI components can easily be integrated to help meet an organization’s unique security requirements and transparently automate all security-related processes through a single PKI.

For customers looking to take advantage of the security benefits of PKI without managing the infrastructure themselves, the Entrust Managed Services PKI is a flexible, cost-effective alternative. Entrust’s best-of-breed PKI solutions are available in an easy-to-manage, administer-hosted offering. The Entrust Managed Services PKI is hosted in a comprehensive, multilayered secure environment with fully redundant infrastructures in two geographic locations. The Entrust Managed Services PKI enables customers to concentrate on growing their core business securely without the need to develop internal PKI expertise.

The Entrust PKI Managed Service offering is managed and executed by our Professional Services team for both the public and private sectors. The solution was chosen as the PKI provider for the General Services Administration (GSA) HSPD-12 Managed Service Offering in 2007.

Key Portfolio Launches

As an innovator and pioneer in information security, Entrust’s market leadership and expertise in delivering award-winning software solutions is demonstrated by several key distinctions Entrust and its products received from leading organizations. These and other 2007 highlights include:

PKI and Digital Certificate Products:

•	As a key element of Entrust’s layered consumer security strategy, in January Entrust announced the availability of Extended Validation (EV) SSL Certificates for use with the next-generation of

EV-aware browsers, and was the first SSL vendor to activate EV SSL Certificates for Windows XP users with Microsoft® Internet Explorer 7. Entrust Extended Validation SSL Certificates—commonly referred to as “EV” certificates—are an effective anti-phishing tool that helps maintain and improve consumer confidence in online transactions by enabling strong visual cues that notify a user that a site is secure. The new technology displays prominent and consistent trust indicators in a browser’s address bar, turning the URL address bar green and displaying the site’s name in a trustworthy fashion.

•

In collaboration with Microsoft, Entrust announced the availability of Unified Communications Certificates for use with Microsoft Exchange 2007. These certificates secure and authenticate communication between mail servers, internally between the Exchange servers, and between Microsoft® Exchange servers and other mail servers. In addition, administrators can enable the new Auto Discover provisioning feature provided by Microsoft Office Outlook® 2007 and Outlook Web Access through Microsoft Exchange Server. The technology serves as a versatile management system that affords users the ability to track and respond to a range of communication options including e-mail, voicemail, instant messaging and facsimile.

•

In May, Entrust became the first certification authority (CA) to successfully meet the WebTrust operational requirements for Extended Validation SSL certificates, the frontline of protection in a layered security defense. That same month, Entrust surpassed the 250 benchmark in sales of Extended Validation SSL certificates, which is the newest technology in thwarting phishing and man-in-the-middle attacks, helping secure communication and transactions between a consumer and a Web browser.

•

To further the advancement of e-passport technology, Entrust announced the development of public key infrastructure (PKI) for the next generation of e-passport security, also known as Extended Access Control (EAC). EAC provides a higher level of security during the verification process of e-passports. These next-generation e-passports will be required by all member European Union (EU) nations by June 2009. Unmatched in PKI deployment experience, Entrust already provides e-passport security for a number of top e-governments in the world, including the U.S., U.K., Slovenia, Singapore and New Zealand.

Authentication & Fraud Products:

•

In April, Entrust introduced the industry-first $5 one-time-passcode (OTP) security token, to complement its IdentityGuard versatile authentication platform. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. Expedia was Entrust’s initial token customer.

•

Entrust shipped Entrust GetAccess 8.0 in July, an update to its proven, scalable Web access control solution, which now integrates more seamlessly with Entrust IdentityGuard and includes the ability to step up authentication based on the risk or sensitivity of a transaction. Leveraging a single native policy interface, organizations can choose from the wide range Entrust IdentityGuard multifactor authentication capabilities to dynamically protect access to sensitive online resources. Entrust GetAccess 8.0 also includes support for SAML 2.0, enabling commercial and government enterprises to easily share identities across different Web properties.

•

In November, Entrust released Entrust IdentityGuard 9.0, the latest version of its versatile authentication platform that provides one of the widest ranges of authentication options on the market today. This latest release expands the platform to include several new authentication capabilities, including risk-based authentication based on IP geo-location, support for challenge/response token types, and the ability to leverage data delivered through the Entrust Open Fraud Intelligence Network (OFIN).

•

In conjunction with the General Services Administration’s (GSA) E-Authentication Initiative, Entrust GetAccess was lauded during official E-Authentication SAML 2.0 Interoperability testing in Washington, D.C, as announced in December. During the analysis, Entrust GetAccess met all necessary requirements and was again named to the latest Approved Technology Providers List for government agencies and organizations. The E-Authentication Initiative testing process was developed to confirm security leaders’ Security Assertion Markup Language (SAML) 2.0 capabilities during different actions and scenarios within a variety of environments.

•

In effort to promote collaboration between security-conscious organizations, Entrust announced the first open, standards-based fraud intelligence network, the Entrust Open Fraud Intelligence Network (OFIN). OFIN is an information sharing service designed to help combat online fraud by consolidating and sharing key fraud behavior patterns and data among network participants. It is focused on providing participating members the latest fraud behaviors and tactics as well as key data for helping to detect and combat fraud as it evolves. OFIN is a key component of Entrust’s layered security architecture and is compatible with Entrust IdentityGuard and Entrust TransactionGuard.

Information Protection Products:

•

In June, Entrust shipped the initial release of Entrust Entelligence Group Share, an innovative information protection solution that helps organizations secure data shared and stored on corporate network file shares in a manner that is automatic and transparent to the end-user. With zero-touch folder administration, Entrust Entelligence Group Share offers unprecedented management that allows the ability to change permissions on a shared folder without having to modify the folder or re-encrypt data. Entrust Entelligence Group Share also provides detailed auditing and reporting capabilities to track who is accessing protected information on the network. Furthermore, Entrust Entelligence Group Share can use certificates issued from any certificate authority, or use no Public Key Infrastructure (PKI) at all.

•

Entrust Entelligence Messaging Server 9.0, Entrust’s user-friendly e-mail security solution, was shipped in August, and included built-in standards-based certificate issuance for easy deployment, Entrust Entelligence Messaging Server 9.0 appeared in the September 2007 issue of SC Magazine and was rated a five-star product. The solution was called “one of the best choices for the money.”

Customers

As of December 31, 2007, Entrust had licensed software to more than 1,700 customers in more than 60 countries. These customers, in turn, have implemented Entrust software to securely deliver information and services to millions of consumer, enterprise and government end-users. Entrust’s customers are global 1,500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations, as well as domestic and foreign government agencies.

Key customer events in 2007 include:

•

Saudi Arabia – Entrust selected to provides PKI and secure e-mail to the Saudi Arabian government. The Kingdom sought a trusted vendor for their national ID project and to provide security for their e-government rollout, which will protect some 27 million citizens.

•

Norwegian Ministry of Defense – Selected Entrust as the preferred vendor to help secure their communication infrastructure via strong versatile authentication and smart cards, while also providing application security, secure VPN and e-mail capabilities. The deal, which was facilitated by Entrust in conjunction with Hewlett Packard, included the purchase of Entrust Authority Security Manager and a host of more than 10 additional security components.

•

Slovenia – Announced in 2007, Slovenia selected Entrust to help move to an e-government service model, which includes e-passports based on Entrust solutions. As a benefit to citizens of Slovenia, this e-government environment leverages Entrust digital certificates to help provide secure applications for tax filing, driver’s licenses, birth and marriage certificate requests, and change of address certifications. Improved business applications include corporate and VAT tax filing, business registration and customs declarations. The data contained in Slovenian e-passports is also digitally signed using Entrust software that is specifically designed to protect against fraud.

•

NASA – Officially announced in 2007, NASA partnered with Entrust to secure their “One NASA” initiative. In order to maximize its IT security resources, NASA minimized overhead by using the Department of Treasury’s Shared Service Provider (SSP) PKI service for digital certificates.

•	Charles Russell – Charles Russell, a U.K.-based law practice, deployed Entrust Entelligence Messaging Server to be able to provide its customers full encryption for e-mails containing sensitive data.

•

Telenor – Entrust announced that Nordic communications giant Telenor, which also is emerging as one of the fastest growing providers of mobile communications services worldwide, purchased Entrust GetAccess enterprise licenses for use with its customers and partners. Entrust GetAccess 8.0 is a proven, scalable Web access control solution that reduces cost and helps increase efficiency through online applications.

•

PT Bank Mandiri – The Hong Kong branch of PT Bank Mandiri, one of Indonesia’s largest financial institutions, chose Entrust to deploy the Entrust IdentityGuard versatile authentication platform and the Entrust Entelligence Group Share network folder encryption solution. PT Bank Mandiri elected to deploy Entrust IdentityGuard to secure remote access to corporate resources. To help protect the loss or misuse of sensitive corporate data, PT Bank Mandiri leveraged the Entrust Entelligence Group Share network folder encryption solution, which is based on patented client-server architecture.

•

Banco Central del Ecuador – The South American bank deployed components of Entrust’s layered security model, which included Entrust TruePass for zero-footprint public key infrastructure (PKI) capabilities; Entrust GetAccess for Web single sign-on (SSO); and the Entrust IdentityGuard versatile authentication platform for a range of strong authentication capabilities.

•

ICICI Bank – One of India’s largest private sector banks with assets of more than $92 billion, ICICI Bank selected Entrust to provide standard SSL certificates to protect their valuable customers when conducting transactions on the institution’s Web site. As part of the agreement, ICICI Bank standardized on Entrust SSL certificates for a five-year contract period.

•

Skanska – An international construction services corporation with $18.3 billion in annual revenues, Skanska selected the Entrust’s versatile authentication platform, Entrust IdentityGuard. In an effort to safeguard access, reduce cost and ease deployment logistics, Skanska replaced a competitor’s expensive hardware tokens for Entrust IdentityGuard’s convenient grid-based authentication option. In all, 5,000 Skanska end-users worldwide, plus a possible 20,000 contractors, will make the switch to the easy-to-use authenticator.

•

State of Illinois – As one of the leading states to implement a large-scale, enterprise public key infrastructure, the State of Illinois issued its 100,000th digital certificate on January 3, 2007, a major milestone for one of the country’s leading e-Government initiatives. The state turned to Entrust for deployment of Entrust Authority infrastructure and a suite of interoperable security products that help deliver valuable secure services to its citizens. The ongoing, multiyear project provided a standardized way for state agencies to manage authentication, encryption and digital signatures to avoid having to purchase, build or manage similar solutions for individual applications.

•

State of Tennessee – Announced in 2007, the State of Tennessee Department of Revenue standardized on Entrust Entelligence Disk Security and Media Security encryption solutions. The state purchased licenses of the pair of solutions to secure 550 laptops across 19 cities nationwide. The solutions also help the organization secure data that rests on flash drives and other portable media.

•

Open Solutions – Open Solutions leveraged Entrust IdentityGuard—specifically the solution’s grid card authenticator—to secure via strong authentication the identities of their customer base, which primarily consists of financial institutions with assets less than $20 billion.

•

(n)Code Solutions – Deployed Entrust Authority PKI for (n)Code Solutions, a licensed certification authority (CA) in India, to help serve the security needs of individuals and businesses. (n)Code Solutions CA serves as one of India’s seven government-certified CAs. (n)Code is licensed by the Indian government to issue certificates for India-based individuals and enterprises for company incorporation, tax filing, export permissions and application filing, and e-procurement.

Services

The Entrust Professional Services team has demonstrated its experience worldwide by delivering innovative solutions utilizing both standard and customized Entrust products. Many of the Internet security industry’s most highly skilled and experienced engineers, security architects, and security consultants are members of the Entrust team. These experts have assisted the world’s governments and Global 1500 companies in addressing complex security issues with practical solutions. In the process, they have established an outstanding reputation for on-time delivery, exceptional quality and innovative approaches to complex business opportunities globally. In July 2006, Entrust acquired Business Signatures to add fraud detection and monitoring capabilities to its solution set. The Entrust Professional Services team has integrated and added support of these new solutions to its offerings. Each of the categories below (a-f) has added these capabilities.

(a)	Entrust CygnaCom

Entrust CygnaCom has been providing professional information security services and cryptographic solutions to government and business clients since 1994. With a staff of highly qualified engineers, Entrust CygnaCom provides a wide range of consulting services and customized solutions to help clients develop, implement and maintain their information security programs, policies and strategy. Entrust’s McLean, Virginia location provides it with a large professional services organization to meet the growing needs of the U.S. Federal government. Entrust CygnaCom’s facilities were among the first to be accredited by the U.S. Department of Commerce, the National Institute of Standards and Technology, and the National Voluntary Laboratory Accreditation Program for information technology security testing against the federal cryptographic criteria (Common Criteria (ISO/IEC 15408)). In June 2006, Entrust acquired Orion Security Solutions to add additional capabilities to the Entrust CygnaCom team.

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

With a broad range of expertise and proven experience on multiple platforms, applications and environments, Entrust’s system integration team delivers solutions with quantifiable benefits to challenging business opportunities. Key components of success include rapid time-to-market, efficient transfer of knowledge, and the utilization of knowledge gained in hundreds of previous deployments of Entrust products.

(e)	Entrust Managed Services PKI

Entrust’s Managed Services PKI offering is managed and executed by our Professional Services team for both the public and private sectors. The solution was chosen as the PKI provider for the General Services Administration (GSA) HSPD-12 Managed Service Offering in 2007.

For customers looking to take advantage of the security benefits of PKI without managing the infrastructure themselves, the Entrust Managed Services PKI is a flexible, cost-effective alternative. Entrust’s best-of-breed PKI solutions are now available in an easy to manage and administer hosted offering, The Entrust Managed Services PKI is hosted in a comprehensive, multilayered secure environment with fully redundant infrastructures in two geographic locations. The Entrust Managed Services PKI enables customers to concentrate on growing their core business securely without the need to develop internal PKI expertise.

(f)	Training Services

Entrust Training serves customers, partners and employees. More than 5,000 customers, partners and employees have attended technical training. In these in-depth, hands-on sessions, attendees learn how to deploy, operate, administer, customize and/or support Entrust software solutions. Entrust also offers video based training for both general security and Entrust specific solutions. These high quality DVDs can be used in corporate training but can also serve as part or the entirety of a structured educational program. Entrust training also produces job aids, such as quick reference guides and video instruction clips, to help user populations adopt Entrust desktop components.

TECHNICAL SUPPORT

Entrust believes that the highest quality of customer and technical service delivery is crucial to its success, and Entrust service and support programs are key components of its commitment to offer the industry’s broadest set of enhanced Internet security services. Entrust is committed to being an industry leader in the area of support as it has become a key customer attribute in selecting a technology partner. Entrust has invested heavily in this area and the investment has paid off in the form of increased customer satisfaction and increased support and maintenance revenue.

Entrust’s three-tiered, global support program gives customers the flexibility to choose between proven service and support levels that align with business needs. In addition, customers can access Entrust’s Extranet for online self-service technical support.

SALES, MARKETING AND BUSINESS DEVELOPMENT

Sales

Entrust offers its products, solutions and services through a multichannel sales approach, reflecting the characteristics and buying behavior of the target markets covered. Entrust plans to continue to focus its marketing and sales efforts to capitalize upon the need for secure digital identities and information within the consumer, enterprise and government markets. Entrust plans to utilize a prioritized combination of direct and indirect sales channels around the globe. Entrust believes that its direct sales force, working in conjunction with indirect channels offering complementary products and services, provides Entrust with a competitive advantage in responding to customer needs as they evolve. Entrust intends to deliver revenue growth in 2008 through its sales efforts in the following ways:

1)	increase the size of the direct channel;

2)	focus direct resources on North America and Europe and leveraging partners in non-core geographies. Entrust will have a strong focus on developing the market for its solutions in India, Southeast Asia and China;

3)	continue to develop strategic relationships with key channels to market, such as system integrators and system consultants, global and regional distributors and original equipment manufacturers or OEMs, and taking advantage of bundling or licensing opportunities with other technology manufacturers;

4)	improve product mix with higher percent of revenue from Entrust developed products;

5)	grow our core PKI solution through continued government penetration, increased SSL sales and the addition of our shared network folder product Entrust Entelligence Group Share;

6)	continue to increase the number of transactions to the existing customer base as well as new customer opportunities;

7)	raise Entrust brand awareness and the need for Entrust digital identity and information security solutions; and

8)	deliver increased services revenue by ensuring industry leadership standards for quality in our customer deployments and our product solutions.

See Note 20 to our consolidated financials statements located elsewhere in the Annual Report for more information regarding the geographic distribution of revenues earned.

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

INTELLECTUAL PROPERTY

Entrust relies on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect Entrust’s proprietary rights. Entrust currently has a portfolio of over one hundred and twenty-five (125) patents and pending patent applications. During the past eighteen months Entrust has filed intellectual property lawsuits against Addison Avenue Federal Credit Union (alleged patent infringement), Open Solutions Inc. (alleged patent infringement), and Corel Corporation (alleged copyright infringement). Entrust intends to continue to seek opportunities to monetize its intellectual property assets through licensing and, when necessary, litigation.

Pursuant to patent cross-license agreements, Entrust also licenses some of its patents to other corporations and, in return, receives rights from those corporations in respect to patents owned or licensable by such corporations. Entrust is a licensee under patent cross license agreements with Nortel Networks Limited (Nortel) and Tumbleweed Communications Corp. The license with Nortel was entered into in connection with Entrust’s spinout from Nortel. Entrust is also a licensee in respect to certain individual patents that are not part of any cross licensing arrangement.

A very large proportion of Entrust’s products incorporate technology that is licensed or purchased from third parties and, as such, a significant percentage of Entrust’s revenues depend upon the availability of licensed or purchased technology. Entrust uses a large number of open source software packages in its products. In general, these software packages are licensed to Entrust on a no-charge basis without any representations or warranties as to performance or non-infringement of third-party intellectual property rights. Accordingly, if these open source packages are found to infringe or misappropriate any third-party intellectual property rights, Entrust could potentially be held liable by such third parties and potentially by Entrust’s customers pursuant to intellectual property indemnity obligations in Entrust’s license agreements with such customers. In such a case, Entrust would not have any recourse against the developer of such infringing or misappropriating open source software. Certain open source packages used by Entrust, and in particular, certain components in the GNU Linux operating system, are licensed pursuant the GNU General Public License (the “GPL”). In certain instances, the terms of the GPL may require a licensee to make certain of that licensee’s own proprietary software available under the same terms as the GPL. As such, application of the GPL’s “viral” terms to a licensee’s own proprietary software could result in that proprietary software become available, at no charge, as open source software. Entrust does not believe that any of its proprietary software is subject to the viral provisions of the GPL, however, the exact scope of these viral provisions has not been definitively established in any court actions and there is significant disagreement within the software industry about the actual scope of these viral provisions.

Some of Entrust’s newer products incorporate or are based on hardware products and components that are supplied and assembled by third-party suppliers, and, as such, a portion of Entrust’s revenues are based upon the availability of such products and components to Entrust. For example, Entrust now delivers some of its products in an appliance form factor. This means that products that were previously licensed as software only are now delivered on a hardware platform. These hardware platforms are generally commercially available rack-mountable servers. Entrust is also in the process of introducing hardware-based one-time password (OTP) authentication tokens that use electrical devices mounted onto a circuit board. If the pricing of these third-party products, or components thereof, changes or if new suppliers are used, there may be a detrimental or positive impact on the competitiveness and/or availability of these Company products.

The amount and nature of the third-party technology used in Entrust’s products varies between products. In general, and except as further discussed below, Entrust’s products or other revenue generating activities (i) do not depend to a material extent on any one technology that is only available from a single source, (ii) do not depend to a material extent on any technology that would require a significant engineering effort to replace, or (iii) are not of a type that cannot be supplied by multiple vendors. Furthermore, except as further discussed below, Entrust believes that due to market competitiveness, any change in vendors or in third-party providers of technology will not have a material effect on the pricing or appeal of the affected Company product. To the extent that Entrust uses hardware products or components for its products, Entrust believes that these products and components are relatively standard and are readily available from multiple sources. For example, to the extent that Entrust offers appliance-based products, the rack-mountable servers that it uses for those appliances can be replaced provided that the replacement server has sufficient processing power and memory to support the operation of the GNU Linux operating system and Entrust applications and other applications that are supported by the current server. Given the number of hardware servers that now support GNU Linux and its associated applications, Entrust believes that it would be able to find a satisfactory replacement from a technical perspective. To the extent that Entrust uses various hardware components for the OTP tokens, Entrust believes that the electrical devices being used within these OTP tokens are sufficiently generic that suitable technical substitutes could be obtained within reasonable timeframes.

Entrust maintains internal processes to monitor the terms and renewal dates for various third-party technologies so that Entrust is able to plan in advance for contract renegotiation, extension, or product substitution. Therefore, it is Entrust’s belief that, in general, in the case of interruption, non-renewal or expiration of a third-party license, the measures currently in place will allow Entrust to promptly provide for replacement technology. However, some of Entrust’s products incorporate technology licensed from third parties that cannot be promptly replaced. An example is certain Java-related technologies that are made available, without a royalty obligation, by Sun Microsystems, Inc. (Sun). Notwithstanding the fact that this technology is only available from a single source, Entrust believes that there is no material risk that such technology will become unavailable to Entrust without significant prior notice. In the case of the Java-related technologies referenced above, Entrust believes there is no material risk that Sun is going to significantly change the terms under which those Java-related technologies are made available to the computer industry and further if Sun were to make any significant changes, it would provide its licensees with alternative choices or a significant period of time to transition to other technologies.

Another example of a technology that could potentially be difficult to replace is the GNU Linux operating system. The GNU Linux operating system is used as the underlying operating system for a number of Entrust’s appliance-based products. If the GNU Linux operating system was no longer available to Entrust, or was to become available to Entrust only under terms and conditions that were unacceptable to Entrust, then Entrust would need to seek a replacement operating system for its appliance-based products. The transition to such a replacement operating system could be lengthy and costly because of the need to potentially modify various Company applications that previously ran on the GNU Linux operating system so that they could run on the replacement operating system. Such a transition might also involve incremental royalty costs if the royalties for the replacement operating system exceeded those that Entrust is paying for the variant of GNU Linux that it is currently using. It is also possible that Entrust might have to replace other third-party applications with which Company applications currently interoperate if such third-party applications are not supported on any replacement operating system that might be selected by Entrust. If this were the case, this need to replace these third-party applications could increase the re-engineering effort and might result in the need to license commercial packages with attendant royalty obligations.

In the case of Entrust’s Certificate Services business, the commercial viability of that business is dependent on having various browser manufacturers continue to embed Entrust’s root key certificate in their browsers. If one or more of these manufacturers were to remove Entrust’s root key certificate from their browser, the viability of Entrust’s Certificate Services business could be negatively affected. However, because of the rate of turnover of various browser releases, the effect of such a removal would probably be gradual. Additionally, it might also be possible to address such a removal by entering into a cross certification arrangement with another certification authority whose root key certificate was still embedded in the affected browser. It should be noted that such a potential solution might be expensive or unavailable because any certification authorities that might be in a position to cross certify with Entrust would also probably have competitive offerings to Entrust’s Certificate Services business.

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

EMPLOYEES

As of December 31, 2007, Entrust had 455 full-time employees globally. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

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

Our revenues and operating results have varied in the past and may continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or the guidance that we provide, the market price of our securities would likely decline. Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	reduced capital expenditures and operating budgets for software, especially within our critical vertical markets;

•	length of sales cycles associated with our product offerings;

•	the timing, size and nature of our licensing transactions;

•	the increased dependency on partners for end user fulfillment;

•	market acceptance of new products or product enhancements by us;

•	market acceptance of new products or product enhancements by our competitors;

•	the relative proportions of revenues derived from licenses and services and maintenance;

•	the timing of new personnel hires and the rate at which new personnel become productive;

•	changes in pricing policies by our competitors;

•	changes in our operating expenses;

•	fluctuations in foreign currency exchange rates;

•	acceptance provisions in the contractual terms with customers that impact the timing of revenue recognition.

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

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2007, 2006 and 2005, our three largest customers accounted in the aggregate for 28%, 28% and 31% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues, which may be, but not necessarily, mitigated by higher volume of lower dollar transactions.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting in the aggregate for 26% of gross accounts receivable at December 31, 2007, compared to 22% of gross accounts receivable at December 31, 2006. No customer individually accounted for 10% or more of net accounts receivable at December 31, 2007 and 2006. As of December 31, 2007, the total accounts receivable is $20.8 million, net of an allowance for doubtful accounts of $2.0 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 44% of our product revenue in 2007 and 39% of product revenue in 2006. The U.S. and Canadian governments represented 15% and 9% of total revenues, respectively, in 2007, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

We sometimes enter into complex contracts with our Government customers that contain clauses that provide that if a customer who falls within a specific category (known as a Relevant Customer) is offered better terms on Entrust’s software products and related services that had been offered to the Government customer, then the Government customer will be able to buy additional quantities of those software products and services for the same length of time, from the same effective date and on the better terms that were offered to the Relevant Customer. Entrust monitors compliance with these contracts on a continuous basis. Entrust also conducts periodic self-assessments to ensure that the contracts are being properly administered and that there are no accruing liabilities for non-compliance. If these contracts are not properly monitored and administered, they may be breached and could result in damages payable by us which, depending on their magnitude, could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on partners to integrate our products with their products or to maintain adherence to industry standards so that our products will be able to work with them to provide enhanced security attributes. For example, our ability to provide digital signatures on Adobe forms is dependent upon Adobe continuing to allow Entrust to have access to their private Application Programming Interfaces in future releases. In addition, we have resale relationships with companies such as Critical Path, Safenet, Pointsec, Corestreet, Vericept and Sun Microsystems/Waveset. Inability to maintain these relationships could have a material adverse effect on our results of operations.

We may lose suppliers whose loss could adversely affect our ability to sell our products.

Some of Entrust’s newer products incorporate or are based on hardware products and components that are supplied and assembled by third-party suppliers, and, as such, a portion of Entrust’s revenues are based upon the availability of such products and components to Entrust. If the pricing of these third-party products, or components thereof, changes or if new suppliers are used, there may be a detrimental or positive impact on the competitiveness and/or availability of these products.

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

For example, in June 2006, we completed the acquisition of all of the issued and outstanding shares of the common stock of Orion, based in McLean, Virginia, and in July 2006, we completed the acquisition of all of the issued and outstanding shares of the capital stock and options of Business Signatures, based in Redwood City, California. While management has largely integrated the newly acquired technology and operations, each of the above risks applies to these acquisitions.

We face risks associated with our international operations, which, if not managed properly, could have a significant adverse effect on our business, financial condition or results of operations.

In the future, we may establish additional foreign operations, hire additional personnel and establish relationships with additional partners internationally. This expansion would require significant management attention and financial resources and could have an adverse effect on our business, financial condition and results of operations. Although our international sales currently are primarily denominated in U.S. dollars, UK pounds sterling and Euro dollars, we may increasingly denominate sales in foreign currencies in the future. In addition, our international business may be subject to the following risks:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of Entrust’s fiscal year relating to its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Entrust’s U.S. headquarters, including executive offices and administrative facilities, is located in Addison, Texas at One Hanover Park, Suite 800, 16633 N Dallas Parkway, where Entrust leases office space. Entrust’s Canadian headquarters is located in Ottawa, Ontario, Canada, where Entrust leases office space. Entrust also leases office space in Santa Clara, California, Redwood City, California, McLean, Virginia, Sydney, Australia, Mumbai, India, Beijing, China and Tokyo, Japan. Entrust’s Europe, Middle East and Africa operations are headquartered in office space that it leases in Reading, England and Munich, Germany. The Santa Clara property is no longer in use by Entrust.

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

On September 30, 2002, Judge T. John Ward of the U.S. District Court for the Eastern District of Texas issued an order dismissing this purported securities class action lawsuit pending against Entrust with prejudice; however, the order is subject to the possibility of an appeal. As of the date of the filing of this report, Entrust has not learned of any appeal being filed. If an appeal is granted, an adverse judgment or settlement in this lawsuit could have a significant adverse impact on Entrust’s future financial condition or results of operations.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information provided below is as of March 6, 2008. The executive officers and directors of Entrust are as follows:

Name	Age	Position
F. William Conner	48	President, Chief Executive Officer and Chairman of the Board
David Wagner	43	Senior Vice President, Chief Financial Officer
Kevin Simzer	41	Senior Vice President, Chief Marketing Officer
Steve Holton	40	Senior Vice President & General Manager, U.S. Sales and Managed Services
Peter Bello	45	Senior Vice President, General Manager of U.S. Federal
Andrew Pinder	60	Senior Vice President, EMEA & Global Government Sales Strategy
Butler C. Derrick, Jr.	71	Director
Michael P. Ressner	59	Director
Douglas Schloss	49	Director
Jerry C. Jones	52	Director
Ray W. Washburne	47	Director
Terdema Ussery II	48	Director
Michael E. McGrath	58	Director

F. William Conner, age 48, has served as Entrust’s President and Chief Executive Officer since April 2001 and as Chairman of the Board from October 1998 to May 2000 and from January 2002 to the present. He has been on the board of directors since July 1997. He has been credited with leading the corporate turnaround of Entrust. He has been highlighted in such publications as The Wall Street Journal, Washington Post and the Financial Times as a knowledge leader in the fight against cyber crime and identity theft. Mr. Conner has been a leader in the effort to elevate information security to a corporate governance issue and fashion a public-private partnership to protect America’s critical infrastructure. He launched and co-chaired the Business Software Alliance Information Security Governance Task Force, which released a security management framework in April 2003. He also co-chaired the National Cyber Security Partnership’s Corporate Governance Task Force, which released its information security governance framework in April 2004. He has been recognized as one of the Federal Computer Week’s Federal 100—the top executives from government, industry and academia who had the greatest impact on the government information systems community in 2003. In 2003, Mr. Conner received the Corporate CEO Award as part of the annual Tech Titans Award program.

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

Mr. Conner previously served on the boards of Travelocity, Williams Communications, Joint Forces Advisory Board, Southern Methodist University Tate Board, Dallas Symphony Executive Board and the Metroplex Technology Business Council.

Mr. Conner graduated from Princeton University with a bachelor’s degree in mechanical engineering. He also earned a master’s degree in business administration from the Wharton School of the University of Pennsylvania.

David Wagner, age 43, has been our Senior Vice President and Chief Financial Officer since April 2003. He joined Entrust in 1996 as Controller when he helped guide Entrust through a private placement and on to becoming a public entity. His broad experience at Entrust includes significant involvement in all of the organization’s public offerings and cross-functional responsibilities both in finance and operations. Prior to his appointment as Chief Financial Officer he served as Entrust’s Vice President, Controller & Treasurer since 1999. Prior to joining Entrust, he held various finance and accounting positions at Nortel Networks from 1991 through 1995 and at Raytheon Systems from 1982 to 1991. Mr. Wagner is a graduate of The Pennsylvania State University where he received an undergraduate degree in accounting and a masters of business administration.

Kevin Simzer, age 41, has been our Senior Vice President and Chief Marketing Officer since June 2003. He has more than 21 years of experience in high technology, has held a variety of roles with the organization and is currently responsible for all aspects of research and development, product management, technical support, training, marketing and business development for Entrust globally. Prior to taking on the role of senior vice president, he was the vice president of research and development at Entrust.

Mr. Simzer’s professional life has been distinguished by a number of industry firsts, as well as innovative research and development. His career began at Bell Northern Research, Nortel’s research and development arm, working on product development for large-scale switching and data systems. Key projects included the world’s first telephone switching system supporting Integrated Services Digital Network and a highly scalable distributed system built using Advanced Intelligent Networking technology.

Mr. Simzer completed his undergraduate studies in computer engineering at the University of Ottawa and St. Lawrence College. In addition, Mr. Simzer earned a master’s degree in business administration from Queen’s University in Kingston, Ontario, Canada.

Steve Holton, age 40, has been our Senior Vice President & GM for U.S. Sales and Managed Services since March 2007. Mr. Holton oversees all U.S. based direct and indirect sales, and leads all global sales related to the sale of Entrust’s hosted product line, including PKI and SSL.

Mr. Holton brings more than 15 years of sales success in early-stage and mature technologies, with extensive experience in start-up, turnaround, IPO and accelerated-growth situations. One of Mr. Holton’s most notable successes prior to Entrust was when he served as the VP of North American Sales for RightNow, an on-demand CRM software vendor. Under his five-year direction, RightNow’s annual revenue grew from $2 million to $65 million with 20 consecutive quarters of revenue growth and the ultimate launch of RightNow’s IPO in 2004 (NASDAQ:RNOW). Under his leadership, RightNow became a profitable global leader in the industry with offices on four continents and over 1,200 SMB/F500 customers. Mr. Holton honed his sales leadership skills at Pennsylvania-based Sanofi-Pasteur, a vaccine-oriented biotechnology organization. Mr. Holton served as Regional Sales Manager where he earned a number of leadership awards. He was also honored for running the company’s best-performing region for three consecutive years.

Mr. Holton earned his International MBA from Duke University’s Fuqua School of Business, and he received his undergraduate degree in Biology from California State University.

Peter Bello, age 45, is the Senior Vice President of U.S. Federal and CALA (Canadian, Asia, and Latin America) sales. Mr. Bello also has the role of leading the North American and CALA Professional Services teams. He has responsibility for our U.S. Federal Sales team, Government Relations, CALA Sales team, as well as North American Professional Services. Mr. Bello has 22 years in the industry, and is noted for his strong combination of technical and business acumen. Mr. Bello joined Entrust as Director of North American

Professional Services in February of 1998 to help build the professional services practice and organization. He successfully grew the North American Professional Services from a start up to a $6 million business over a 4 year period. Mr. Bello was promoted to Vice President, North American Professional Services with additional responsibilities for Latin America and Asia Pacific. He was President of CygnaCom Solutions from March of 2002 until November of 2007. CygnaCom Solutions has been providing professional information security services and cryptographic solutions to government and business clients since 1994. This business includes US Federal government accredited security test laboratories. Prior to joining Entrust, Mr. Bello held various positions of increased responsibility at Nortel Networks from 1985-1998 in the areas of engineering, technical support, marketing, and order management. He graduated from Rensselaer Polytechnic Institute with BS in Electrical Engineering.

Andrew Pinder, age 60, is the Senior Vice President, EMEA & Global Government Sales Strategy. Prior to joining Entrust as an Executive in October 2006, Mr. Pinder served on the Entrust Board of Directors from July 2004 until October 2006. As the United Kingdom’s e-Envoy, Mr. Pinder spearheaded the Prime Minister’s directive to bring Internet access to all British citizens and businesses by 2005. He was also responsible for forging stronger information networks in the British government and for enabling the U.K. to be a recognized leading e-Government and a leader in e-Business. Mr. Pinder was awarded the Commander of the Order of the British Empire (CBE) in HM the Queen’s New Year’s Honours list for his services to the Cabinet Office. He is also a non executive director of United Utilities PLC and its subsidiary Vertex Data Sciences Ltd., both of the United Kingdom. Before his appointment as e-Envoy in 2001, Mr. Pinder was a partner in a venture capital firm and carried out a number of management consultancy assignments for the British government. Previous executive leadership roles include positions as the head of European Operations and Technology at Citibank, Director of Operations and Technology at Prudential Corporation, and as Director of Information Technology at the Office of Inland Revenue.

Butler C. Derrick, Jr., age 71, has been a Director of Entrust since May 1999. Since February 2004 Mr. Derrick has been the managing partner of Nelson, Mullins, Riley and Scarborough LLP. From August 1998 to February 2004, Mr. Derrick was a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

Jerry C. Jones, age 52, has served on the Entrust Board of Directors since December 2003. He serves as Acxiom Corporation’s Business Development and Legal Leader. At Acxiom, he is responsible for the legal team, leads the strategy and execution of mergers and alliances, and assists in other strategic initiatives. Mr. Jones came to Acxiom in March 1999 from the Rose Law Firm in Little Rock, Arkansas, where for 19 years he specialized in problem solving and business litigation. He is the Chairman of the Arkansas Virtual Academy, a statewide public school in Arkansas. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor’s degree in Public Administration from the University of Arkansas.

Michael P. Ressner, age 59, has been a Director of Entrust since May 1999. From January 2001 to December 2002, Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, he served as Vice President of Finance of Nortel Networks’ Enterprise Solutions group from February 1999 to January 2001. From May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, he held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves on the Board of Directors of Magellan Health Services, Tekelec, and Exide Technologies.

Douglas Schloss, age 49, has served on the Board of Directors of Entrust since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He is also the President of the Board at St. Paul’s

School in Concord, New Hampshire. He has served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

Ray W. Washburne, age 47, has served on our Board of Directors since June 2006. Since 1990, he has been the chairman and CEO of Charter Holding. He also serves on the board of directors for the M Crowd Restaurant Group, a company he co-founded in 1991. In addition, he is on the advisory board for Colonial Bank Texas and the Dallas Citizens Council. He is a graduate of Southern Methodist University and serves on the school’s 21st Century Counsel. He is also an adjunct professor at the university’s Cox School of Business. He is an active member of the Dallas Citizens Counsel, the Dallas Assembly, the Texas Lyceum and the Dallas chapter of the Young Presidents’ Organization.

Terdema Ussery II, age 48, has served on the Board of Directors since December 2006. Since 1996, he has served as the Dallas Mavericks president and CEO and was a catalyst in the organization’s resurgence, including increased corporate sponsorship, ticket sales, television revenues and community impact under his direction. He is also the CEO for HDNet where he spearheaded the launch of the network, one of the world’s first all-high-definition television stations and negotiated the channel’s first content and distribution agreements. Prior to these two positions he served as president of Nike Sports Management. Prior to his post at Nike, he also served as commissioner of the Continental Basketball Association (CBA). He is a graduate of Princeton and has a master’s degree from the John F. Kennedy School of Government at Harvard and a law degree from Cal-Berkeley.

Michael E. McGrath, age 58, has served on the Board of Directors since February 2007. Mr. McGrath is the former president and chief executive officer at Dallas-based i2 Technologies, and currently serves on the company’s board of directors. He is also the executive chairman of The Thomas Group. In 1976, Mr. McGrath co-founded Pittiglio Rabin Todd & McGrath (PRTM) and served as its president and CEO until his retirement in July 2004. During the last decade, PRTM grew to be one of the larger and most successful management consulting firms in the world. Mr. McGrath is recognized as an expert in product development and product strategy. Mr. McGrath holds a bachelor’s degree in computer science and management science from Boston College and a master’s degree in business administration from Harvard Business School.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which our Common stock is traded is the Nasdaq Global Market, under the symbol “ENTU.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market.

	High	Low
2006

First Quarter	$5.06	$3.50
Second Quarter	4.56	2.79
Third Quarter	3.66	2.65
Fourth Quarter	4.43	3.29

2007

First Quarter	$4.60	$3.67
Second Quarter	4.39	3.48
Third Quarter	4.06	2.05
Fourth Quarter	2.37	1.65

2008

First Quarter through to March 6	$2.65	$1.67

As of March 6, 2008, we had approximately 897 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

Information relating to compensation plans under which equity securities of Entrust, Inc. are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated herein by reference.

No purchase was made by or on behalf of Entrust or any “affiliated purchaser,” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934)) during the quarter ended December 31, 2007 of shares or other units of any class of Entrust’s equity securities that is registered by Entrust pursuant to section 12 of the Exchange Act.

Entrust did not sell any securities during 2006 which were not registered under the Securities Act.

The following graph compares the cumulative 5-year total return of holders of Entrust, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$36,367	$35,487	$34,216	$29,295	$30,974
Services and maintenance	63,298	59,696	63,912	61,662	56,920

Total revenues	99,665	95,183	98,128	90,957	87,894

Cost of revenues:
Product	7,796	7,579	5,153	4,149	5,341
Services and maintenance	30,359	29,279	30,495	29,105	29,825
Amortization of purchased product rights	1,400	1,075	802	384	568

Total cost of revenues	39,555	37,933	36,450	33,638	35,734

Gross profit	60,110	57,250	61,678	57,319	52,160

Operating expenses:
Sales and marketing	34,368	33,888	28,534	26,322	34,985
Research and development	20,176	19,857	16,439	17,266	22,566
General and administrative	12,521	14,340	11,534	12,569	13,143
Impairment of goodwill, purchased product rights and other purchased intangibles	—	—	—	—	1,134
Restructuring charges and adjustments	—	2,765	—	—	13,623

Total operating expenses	67,065	70,850	56,507	56,157	85,451

Income (loss) from operations	(6,955)	(13,600)	5,171	1,162	(33,291)

Other income (expense):
Interest income	688	2,177	2,357	1,281	1,680
Foreign exchange gain (loss)	(331)	(249)	(62)	433	(431)
Loss from equity investments	(77)	(445)	(760)	(1,111)	(603)
Gain on sale of asset	—	—	200	—	—
Gain on sale of long-term strategic investments	793	—	—	—	—
Write-down of long-term strategic and equity investments	—	(3,016)	—	—	(2,780)

Total other income (expense)	1,073	(1,533)	1,735	603	(2,134)

Income (loss) before income taxes	(5,882)	(15,133)	6,906	1,765	(35,425)
Provision for income taxes	308	284	532	687	441

Net income (loss)	$(6,190)	$(15,417)	$6,374	$1,078	$(35,866)

Net income (loss) per basic share	$(0.10)	$(0.26)	$0.10	$0.02	$(0.56)
Net income (loss) per diluted share	$(0.10)	$(0.26)	$0.10	$0.02	$(0.56)
Shares used in basic per share computation	60,804	59,877	60,834	62,976	63,588
Shares used in diluted per share computation	60,804	59,877	62,517	64,202	63,588

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$20,485	$22,527	$82,453	$97,368	$92,289
Working capital	(4,306)	(2,512)	69,495	75,164	47,188
Long-term marketable investments	—	—	—	1,951	12,379
Long-term obligations	14,065	19,532	23,256	27,646	228
Total assets	122,154	127,816	130,449	145,883	148,752
Shareholders’ equity	58,442	59,220	69,108	75,994	80,672

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

As a trusted security expert, Entrust secures digital identities and information through layered security solutions that help provide confidence for consumers, enterprises and governments, enabling them to do transactions more securely. With more than 125 patents granted or pending, our solutions help enterprises secure channels of communication, which allows information-sharing among stakeholders and enables compliance with information security and government regulations. More than 1,700 customers in 60 different countries across the globe leverage Entrust’s world-class solutions.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to install, support, and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in the Internet security and Public Key Infrastructure (PKI) fields, Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of its products, geographic representation, and customer segments. We continue to drive revenue in our key products.

We have three key layered approaches that we take to our customers; our Layered Consumer, Enterprise and Government Security Architectures. These layered approaches to security help give our customers a roadmap for building security across their enterprise and customer facing applications, and for governments, citizens facing applications. The layered approach allows our customers to customize the level of security to the value of the data or transaction. A layered security strategy from a single, trusted vendor affords security-conscious organizations a level of synergy, interoperability and cost-effectiveness unmatched by a collection of third-party products. Further, layered security models foster environments of easy-to-use security solutions that increase end-user acceptance and reduce help-desk calls. Entrust has attractive capabilities in the market to assist our customers with their growing identity and information protection needs.

Our Layered Consumer Architecture approach consists of six layers:

1.	Extended Validation (EV) SSL Certificates
2.	Versatile Authentication & Single Sign-On (SSO)
3.	Fraud Detection & Risk-based Authentication
4.	Transaction Signing & Encryption
5.	Secure Web & E-mail
6.	Open Fraud Intelligence Network

Our Layered Enterprise Architecture approach consists of five layers:

1.	Workstation & Network Authentication

2.	SSL, Unified Communications Certificates
3.	Remote Access Authentication
4.	Secure Shared Folders
5.	Secure Boundary & End-to-End Messaging

Entrust has three key platforms, Authentication and Transaction Monitoring, Information Protection and Public Key which support our layered security architectures. We have a unique end-to-end platform for securing digital identities and information. This end-to-end software platform is easy to implement, user friendly and cost effective with the ability to evolve over time to grow with our customers needs.

Authentication and Transaction Monitoring, come together in 2007 to provide a new level of assurance for both internal and external parties, through Risk-Based Authentication.

Entrust offers a range of authentication capabilities with its authentication platform so that specific methods can be used with specific users and applications. First steps can be as simple as deploying SSL certificates or user name and password. Entrust has long played a key role in this space through our SSL and single sign-on products. Risk-Based Authentication, however, goes much deeper than SSL and single sign-on. Risk-Based Authentication has the ability to judge each individual transaction on its own merits driven by policy level decisions on the level of risk associated with certain transactions. With Entrust’s Risk-Based Authentication solution, transactions can be monitored in real time and then a determination can be made on the level of security required for that transaction. This is done through the combination of Entrust IdentityGuard and Entrust TransactionGuard. This combined offering is a modern architecture for consumer authentication which has a layered approach of non-invasive anomaly detection and selective intervention with minimal impact on the user experience.

Product Category Financial Metrics:

•	Entrust Emerging Growth Products accounted for 24% ($2.4 million) of product revenue for Q4, 2007. For the full year 2007, Emerging Growth Product revenue accounted for 23% of total product revenue.

•

Entrust PKI Products accounted for 66% ($6.7 million) of product revenue for Q4, 2007. For the full year 2007, PKI product revenue accounted for 70% of total product revenue and increased 11% over 2006.

•	Entrust Single Sign-On Products accounted for 10% ($1.0 million) of product revenue for Q4, 2007. For the full year 2007, Single Sign-On product revenue accounted for 7% of total product revenue.

These three categories are how we report our product revenue externally, but do not directly correlate to our three platforms that we use with customers.

We also provide support and maintenance services to our customers. Support and maintenance revenue made of nearly two-thirds of our total services revenues in Q4 of 2007, achieving record high levels. It is important to note that we achieved record renewals in the fourth quarter of 2007, both in terms of customer retention rate and the dollar value of retention. The customer retention rate and the associated dollar value renewals were over 95 percent in 2007. We also provide professional services, including architecture, installation, and integration services related to the products that we sell. Our support and maintenance, and our professional services have shown consistent steady growth and, since Q2 2006, have achieved 7 quarters of sequential quarter-over-quarter revenue growth.

In 2007, deferred revenue increased $3.9 million to $27.9 million from year-end 2006. The increase in deferred revenue was driven by an increase in subscription product bookings (60% of the increase) and support and maintenance renewals. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software growth.

In the fourth quarter of 2007, Entrust achieved a net income of $0.02 per share, which is an improvement of $0.05 per share from a net loss of $0.03 per share in the fourth quarter of 2006. During 2007 we have significantly reduced our total expenses through a combination of managed headcount reductions lowering of contracting expenses and controlling variable operating costs. Those expense reduction initiatives were somewhat offset by the additional costs we are experiencing due to the appreciation of the Canadian dollar from approximately $.85 per US dollar at the beginning of the year to $1.00 per U.S. dollar exchange rate at the end of 2007. This increase in the Canadian dollar to the U.S. dollar cost Entrust nearly $5.0 million in additional expense in 2007.

Entrust sells its solutions globally, with an emphasis on North America, Europe and Asia. These primary areas have demonstrated the most potential for early adoption of the broadest set of Entrust solutions. Entrust extends to other non-core geographies through strategic partner relationships, which increases the leverage of our direct sales channel worldwide. In North America, Entrust is targeting a return to revenue growth in its software business by leveraging Entrust’s historical strength in selling to key verticals such as government (Federal, State, Provincial), financial services and global 1000 enterprises. Europe and the Middle East are regions where Entrust’s products and solutions continue to experience strong demand and we believe that this market will provide growth, with increased momentum from governments and enterprises leveraging Entrust’s solutions to transform their business processes and to leverage the Internet and networking applications.

We market and sell our products and services in both the enterprise and government market space. In Q4, 2007, 40% of our product sales were in our extended government vertical market, which includes healthcare. For the year 45% of product revenue was driven by extended government customers around the world. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom, Kingdom of Saudi Arabia and across continental Europe. In fact, Entrust now counts 17 of the top 22 e-governments, as set forth in a report of Accenture issued in June 2007, as customers.

A key change in the government space has been the movement from purely internal security solutions that our customers require to more external citizen facing applications. These projects include ePassports, national ID programs, eBorders, physical and logical access programs for government employees, and a growing number of citizen facing applications. Security is at the core of all these projects and our wide product set positions Entrust well in this space. We have already announced six ePassport projects that Entrust has won and we have been selected as the infrastructure for a number of national ID and Ministry of Defense programs. In 2007 we won national PKI infrastructures in the Kingdom of Saudi Arabia, Brunei and Slovenia. Specifically, we had one million dollar transaction in the 3rd quarter for the Saudi Arabia PKI infrastructure and in the fourth quarter their ePortal infrastructure was our largest transaction.

In Q4, 2007, 60% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In the fourth quarter of 2007, financial services accounted for 32% of product revenue. Although financial services remain our second largest vertical our revenue from this vertical was impacted by financial institutions exposure to sub prime issues in the second half of 2007. We did have very good success in the financial vertical in Chile, where we won nine banks with our Risk Based Authentication solution in the fourth quarter.

A key driver of our product growth has been the recent spotlight on identity theft due to breaches at companies like Choicepoint, LexisNexis and TJX. These breaches have proven that self-regulation over the past few years has been insufficient at addressing the underlying issues. Recent legislation has addressed these concerns. California S.B. 1386 has cast more visibility on the issue for citizens, corporations, and the government. The law requires both corporations and the government to notify California residents if their sensitive data has been breached unless encryption technology is deployed. Additionally, more than 35 states have now passed breach notification requirements.

Entrust for years has been a leader in securing digital identities and information. In the fourth quarter of 2004, we introduced IdentityGuard which is our easy-to-use second factor of authentication solution. In Q4, 2007, IdentityGuard product revenue was $1.7 million, its highest level of the year. Entrust IdentityGuard transactions increased to 194 in 2007, up 113%, from 91 in 2006. New customer acquisition was strong in 2007 with 85 of the 194 transactions coming from new customers.

As of December 31, 2007, we have over 9.0 million licensed users of IdentityGuard and have gone over $11.0 million in total sales of the solution. IdentityGuard’s low cost point, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

In the first quarter of 2007, Entrust introduced the industry’s first $5 one-time-passcode (OTP) security token. In the second quarter, we made the product commercially available and delivered our tokens to our first customers. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors.

In April 2006, Entrust introduced a Managed Public Key Infrastructure (PKI) service. This service was launched in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. In December 2006, the Entrust managed PKI service made the General Services Administration (“GSA”) list of approved shared service providers. This status enables Entrust to help federal agencies reap the security benefits of PKI without having to maintain the certification authority (“CA”) themselves. In Q3, 2007, we became the primary supplier for the US Federal Government’s General Services Administration HSPD-12 directive.

Our managed service is not our first entrance into the services business. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business, which increased over 43% in the fourth quarter over last year and increased 32% for the full year. With the introduction of the new Extended Validation SSL Certificates and Unified Communications Certificates we should be able to grow this business into 2008.

Entrust in the past has relied significantly on large deals, meaning deals of $1 million or more, in each quarter. We have over the past few years reduced this dependence, but they remain a significant portion of our product revenue on a quarterly basis. Our software revenue from our top five customers in Q4, 2007 was approximately 8% of our total revenue in that quarter and we did not have a product deal over $1 million in the quarter. These numbers were slightly outside our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to four transactions over $1 million. In 2007, nearly 90 percent of our product revenue came from transactions under $500 thousand. This shift in our business model to more, smaller transactions has reduced our dependence on deals over $500 thousand.

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

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of deals over $1 million and < $500 thousand;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals;

•	Product revenue split between three key product areas: Emerging Growth Markets, Public Key Infrastructure and Single Sign-on;

•	Geographic revenue split;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue, cash and cash equivalents, and accounts receivable.

BUSINESS OVERVIEW

During 2007, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $99.7 million represented a 5% increase over 2006, and consisted of 36% product sales and 64% services and maintenance. Services and maintenance revenues increased 6% over 2006, due to increased demand for both consulting services and support and maintenance services, while product revenues increased 2% from 2006, primarily driven by an improved product transaction closure rate, despite a lower average purchase value for product transactions compared to 2006. Net loss in 2007 was $6.2 million, or $0.10 per share, compared to a net loss of $15.4 million, or $0.26 per share in 2006, with total expenses decreasing 2% to $106.6 million in 2007, due in part to a $2.8 million adjustment to our restructuring accrual related to our California facility in 2006. We used $4.5 million in cash flow from operations in 2007, compared to net cash generated in operations of $4.3 million in 2006. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 23% of product revenue, which is a decrease of 13% from 2006. Entrust PKI Products accounted for 70% of product revenue, which is an increase of 11% from 2006. Entrust SSL Certificate Services revenues, a component of our PKI Product solutions suite, increased 32% over 2006. Entrust Single Sign-On Products accounted for 7% of product revenue, which is a decrease of 16% from 2006. Overall, Extended Government accounted for 44% and Extended Enterprise accounted for 56% of the product revenue in 2007. The financial services vertical accounted for approximately 28% of 2007 product revenues, a decrease of 11% from 2006.

Other highlights from 2007 included:

•

The top five product transactions accounted for 9% of 2007 revenues, compared to 14% in 2006. The average purchase size in 2007 was $57,000, which was a decrease from $89,000 in 2006. Total transactions in 2007 reached 472, which is up 46% from 324 transactions in 2006. We added 133 new customers in 2007, compared to 81 new customers in 2006, an increase of 64%.

•	Deferred revenue was $27.9 million, which is an increase of 18% from 2006. Nearly 60% of the increase from 2006 came from product-related bookings.

•	Entrust IdentityGuard transactions increased to 194 in 2007, up 113%, from 91 transactions in 2006. New customer acquisition was strong in 2007 with 85 of the 194 transactions coming from new customers. Entrust IdentityGuard surpassed $11.0 million in life-to-date revenue and over 9.0 million licensed users worldwide.

•	We ended 2007 with $20.5 million in cash and marketable securities and no debt.

•

We had two product transactions over $1 million in 2007, compared to 3 such transactions in 2006. Revenue from transactions under $500 thousand increased 21% from 2006, continuing to drive our strategy to be less reliant on large deals. Transactions under $500 thousand accounted for 89% of product revenue in 2007.

•

We launched a custom selection of solutions to help enhance security for Microsoft Exchange Server 2007 environments. We offer three components of our layered security approach to enhance security for this powerful communication tool—Entrust Unified Communications Certificates (UCC), Entrust Entelligence Messaging Server and the Entrust IdentityGuard versatile authentication platform.

•

We launched the latest version of the versatile authentication platform: Entrust IdentityGuard 9.0. The release added new authentication options like IP-geolocation and included integration with the Entrust open fraud intelligence network (OFIN).

•

Our public key infrastructure (PKI)-enabled digital signatures continued to secure U.S. ePassports. The U.S. State Department reached the 20 million milestone in December for total ePassport deployment. The digital signatures on ePassports illustrated how PKI technology is being used in a number of new applications, reinforcing PKI as the gold standard for digital security.

•

We announced that we were chosen to provide PKI and secure e-mail to the Saudi Arabian government. The Kingdom sought a trusted vendor for their national ID project and to provide security for their e-government rollout, which would protect some 27 million citizens.

•

SC Magazine named Entrust as a finalist for the Excellence Award Best Security Company category. IT-security vendors nominated their solutions for consideration in SC Magazine’s Awards program, and entries were judged by a panel of 18 leading chief security officers from major corporations and large public-sector organizations. The annual SC Magazine Awards have recognized key contributors and outstanding products in the security space for more than a decade.

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

In 2007, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

For all sales, we use a binding contract, purchase order or another form of documented agreement as evidence of an arrangement with the customer. Transactions with our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis. We consider delivery to occur when we ship the product, so long as title and risk of loss have passed to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 26% of gross accounts receivable at December 31, 2007, compared to 22% of gross accounts receivable at December 31, 2006. No customer accounted for 10% or more of net accounts receivable at December 31, 2007. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts of $0.9 million, which accounted for the majority of the $1.0 million increase in this provision for that year. These balances remain outstanding and, as a result, the allowance for doubtful accounts remains substantially unchanged from the end of 2006 for these items, other than to adjust for the effect of changes in foreign exchange rates. However, the allowance for doubtful accounts has increased by approximately $300 thousand in 2007 to provide for miscellaneous accounts that have continued to age from the end of 2006 and the earlier quarters of 2007.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $156.0 million as of December 31, 2007, which offsets deferred income tax assets relating to United States and foreign net operating loss (“NOL”) and tax credit carry-forwards in the amount of $129.3 million and $26.7 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. Until an appropriate level of profitability is sustained, we expect to continue to record a full valuation allowance and will not record any benefit from the deferred tax assets.

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 were effective for us as of the beginning of our 2007 fiscal year.

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we were not required to record a liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was zero and, thus, did not impact our effective tax rate. The amount of unrecognized tax benefits did not change as of December 31, 2007.

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

These acquisitions were accounted for under the purchase method of accounting, and, accordingly, the purchase prices were allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In determining the fair value of the intangible assets acquired, we are required to make significant assumptions and judgments regarding such things as the estimated future cash flows that we believe will be generated as a result of the acquisition of customer/partner relationships and purchased product rights, and the estimated useful life of these acquired intangible assets. We believe that our assumptions and resulting conclusions are the most appropriate based on existing information and market expectations. However, different assumptions and judgments as to future events could have resulted in different fair values being allocated to the intangible assets acquired.

We will review these assets for impairment in future, in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets”, which require goodwill to be reviewed for impairment at least annually or whenever events indicate that their carrying amount may not be recoverable, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Goodwill with a balance of $60.2 million at December 31, 2007 is tested for impairment annually and also in the event of an impairment indicator. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant business unit exceeds carrying value and 2) the amount of impairment loss, if any. This test requires us to make judgments as to what is the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization. No impairment was required as a result of the annual impairment test as of December 31, 2007.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $11.5 million at December 31, 2007 are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews required significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

In addition, we have a net balance of $3.5 million from our investment in other long-term assets at December 31, 2007, which consist primarily of capitalized software development costs, which includes costs to develop video based training, for both general security and Entrust specific solutions, for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software or over a three year period. The economic useful life of these capitalized software development costs is periodically re-assessed.

We are not aware of any impairment events during the year ended December 31, 2007. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

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

Beginning in 2006, the Compensation Committee of the Board of Directors has issued performance stock units to certain key employees. These performance grants are based on the achievement of certain pre-determined criteria such as budgeted level of revenue attainment or target stock price. The associated compensation expense for awards with performance conditions is accrued over the service period when that the performance criteria are reasonably certain to be achieved. Compensation cost for an award with a market condition will be recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition.

We recognize that stock options and other stock-based incentive awards dilute existing shareholders and have attempted to control the number granted while remaining competitive with our compensation packages. Accordingly, from 2003 to 2005 we reduced our gross stock option grant rate, which contributed to a low net grant rate under our stock-based incentive plans during that time. In 2006 the gross grant rate increased for a number of reasons including issuing employee equity pursuant to two acquisitions and hiring a key executive. The equity plan overhang also increased as a result of assuming the equity plan of one acquired company. In 2007 we returned to our practice from 2003 to 2005 of reducing our gross stock option grant rate and keeping a low net grant rate. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

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

We use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of stock-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. Changes in the input assumptions can materially affect the fair value estimate of our stock options. Those assumptions include estimating the expected volatility of the market price of our common stock over the expected term, the expected term of the award, the risk free interest rate expected during the option term and the expected dividends to be paid.

We have reviewed each of these assumptions and determined our best estimate for these variables. Of these assumptions, the expected volatility of our common stock is the most difficult to estimate since it is based on expected performance of our common stock. We use the implied volatility of historical market prices for our common stock on the public stock market to estimate expected volatility. An increase in the expected volatility, expected term, and risk free interest rate, all will cause an increase in compensation expense. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

In 2007, compensation expense of $5.0 million was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $5.4 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

Accordingly, stock based compensation will continue to have a significant impact on our results of operations depending on levels of stock-based awards granted in the future. In general, the annual stock-based compensation expense is expected to decline in future years when compared to the expense reported in prior years, since we plan to reduce our gross stock based award grants. This decline is primarily the result of a change in stock-based compensation strategy as determined by management.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product	36.5%	37.3%	34.9%
Services and maintenance	63.5	62.7	65.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product	7.8	8.0	5.2
Services and maintenance	30.5	30.8	31.1
Amortization of purchased product rights	1.4	1.1	0.8

Total cost of revenues	39.7	39.9	37.1

Gross profit	60.3	60.1	62.9

Operating expenses:
Sales and marketing	34.5	35.6	29.1
Research and development	20.2	20.9	16.7
General and administrative	12.6	15.0	11.8
Restructuring charges and adjustments	—	2.9	—

Total operating expenses	67.3	74.4	57.6

Income (loss) from operations	(7.0)	(14.3)	5.3

Other income (expense):
Interest income	0.7	2.3	2.4
Foreign exchange loss	(0.3)	(0.3)	(0.1)
Loss from equity investments	(0.1)	(0.5)	(0.8)
Gain on sale of long-term strategic investments	0.8	—	—
Gain on sale of asset	—	—	0.2
Write-down of long-term strategic and equity investments	—	(3.1)	—

Total other income (expense)	1.1	(1.6)	1.7

Income (loss) before income taxes	(5.9)	(15.9)	7.0
Provision for income taxes	(0.3)	(0.3)	(0.5)

Net income (loss)	(6.2)%	(16.2)%	6.5%

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Revenues

Total Revenues

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
North America	$71.3	$66.3	$64.6	8%	3%
Outside North America	$28.4	$28.9	$33.5	-2%	-14%

Total	$99.7	$95.2	$98.1	5%	-3%

Total revenues in 2007 were $99.7 million, which represented an increase of 5% from the $95.2 million of total revenues in 2006, which in turn, represented a 3% decrease from the $98.1 million of total revenues in 2005. Total revenues derived from North America of $71.3 million in 2007 represented an increase of 8% from the $66.3 million in 2006, which in turn, represented a 3% increase from the $64.6 million in 2005. Total revenues derived from outside of North America of $28.4 million in 2007 represented a decrease of 2% from the $28.9 million in 2006, which in turn, represented a 14% decrease from the $33.5 million in 2005.

The increase in total revenues during 2007 compared to 2006, was driven primarily by our services revenue which increased by $3.6 million or 6% from 2006. Also, product revenue improved 3% in 2007, mainly due to the resurgence in PKI revenues, which increased 11% from 2006 and represented 70% of total product revenues in 2007. This growth was shared across all major geographic segments in both services and product. Also, the overall increase for 2007 compared to 2006 was in part due to the extended government market. Extended government revenues in the United States were $19.5 million for 2007, representing a 13% increase from $17.2 million in 2006. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future.

The decrease in total revenues during 2006 compared to 2005 was driven primarily by decreased average deal size for product transactions, primarily outside of North America, and a shift in our product mix toward our emerging growth products, which includes IdentityGuard, Boundary Messaging and Fraud Detection. While the higher volume of emerging growth product transactions worked to improve our product revenues in 2006, our overall revenues were impacted as these deals tend to carry less professional services requirements. The overall decline for 2006 compared to 2005 was in part due to the extended government market. For 2006 extended government revenues in the United States were $17.2 million, representing an 11% decrease from $19.4 million in 2005.

The United States government represented 15%, 15% and 17% of total revenues in 2007, 2006 and 2005, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 10%, 10% and 9% of total revenues in 2007, 2006 and 2005, respectively. The Canadian government represented 9%, 10% and 10% of total revenues in 2007, 2006 and 2005, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 7%, 9% and 6% of total revenues in 2007, 2006 and 2005, respectively. No other individual customer accounted for 10% or more of total revenues in 2007, 2006 and 2005.

We eliminate intercompany profits on revenue transactions with unconsolidated subsidiaries that are accounted for under the equity method to the extent of our ownership interest in that related party, if the product and/or services have not been sold through to an unrelated third party end-user customer. During 2005, we sold product and services to Asia Digital Media with a fair value of $763 thousand, which after intercompany profit eliminations related to our direct and indirect ownership at 2005 of approximately 27%, was recognized as $667 thousand of net revenues. We had no revenues from Asia Digital Media in 2006 and 2007.

Product Revenues

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
North America	$25.7	$24.1	$18.8	7%	28%
Outside North America	$10.7	$11.4	$15.4	-6%	-26%

Total	$36.4	$35.5	$34.2	3%	4%

Percentage of total revenues	36%	37%	35%

Product revenues of $36.4 million in 2007 represented an increase of 3% from the $35.5 million in 2006, which in turn, represented an increase of 4% from the $34.2 million in 2005. These revenues represented 36%, 37% and 35% of total revenues in 2007, 2006 and 2005, respectively.

The increase in product revenues for 2007, when compared to 2006, is due to growth in our PKI product category. In particular, our PKI revenue, which represented 70% of product revenues in 2007, increased 11% over last year. The key drivers of PKI growth have been the growth of our SSL certificate business which was up 32% from 2006, while our core PKI product revenue is up 44% over last year. Global government projects around ePassports, National IDs and government employee credentialing for projects like HSPD-12 helped drive the core PKI growth. Also, growth in SSL came from continued market share growth in the enterprise space, as well as the launch of two new certificate types; EV SSL certificates and Unified Communications Certificates (UCC) SSL certificates for Microsoft Web Outlook. In general, PKI is experiencing a resurgence of interest in digital certificates for authentication and the growing need to encrypt information both at rest and in transit, with strong authentication of secure messaging continuing to be the key revenue drivers. We experienced improved interest in our government solutions in 2007, with $12.4 million of product revenues from Extended Government organizations during 2007, compared to $11.4 million for 2006, an increase of 9%. We believe we are well positioned to address the global government opportunity in digital credentials for ePassports, eBorders, National ID cards, government employee credentials and PKI digital certificates and infrastructure. Our Emerging growth (IdentityGuard, Boundary Messaging and Fraud Detection) products continued to perform well in 2007, representing 23% of product revenues, although revenues from this product category declined 13% compared to 2006, mainly due to the spike in revenues we experienced in second half of 2006 as U.S. financial institutions focused on FFIEC compliance. This factor was the primary driver of the growth of products revenues in 2006 when compared to 2005. IdentityGuard continued to be the largest component of our Emerging Growth products revenues, with the number of transactions increasing to 194 in 2007, representing a 113% increase over 2006.

We had 472 product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) in 2007, up from 324 in 2006, or a 46% increase, which in turn was up from 292 product revenue transactions in 2005, or an increase of 11%. This included 133 new customers in 2007, which represented a 64% and 66% increase from 2006 and 2005, respectively. However, the average product revenue transaction size decreased from $89 thousand in 2006 to $57 thousand in 2007, or a decrease of 36%, after the average product revenue transaction size decreased from $99 thousand in 2005. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. However, growth in deals under $500 thousand is fueling our overall top line product revenue growth in 2007 and 2006 compared to the respective prior years. Revenue from deals under $500 thousand increased 21% over 2006 and accounted for 89% of product revenues in 2007, which we believe speaks well of the underlying strength of our portfolio and the balance we are starting to see in product revenue performance. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues declined from 15% and 14% in 2005 and 2006, respectively to 9% in 2007. This decrease in average product revenue transaction size and the decline in the top-five average product revenue transactions are consistent with our expectations. The combination of customer buying patterns, generally smaller-sized IdentityGuard transactions and increased subscription business gives us a more predictable revenue base. Also, consistent with this trend of lower average product revenue size were the number of deals greater than $1 million, which were down to two in 2007 from three in 2006 and five in 2005. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming periods.

Product revenues as a percentage of total revenues decreased in 2007 when compared to 2006, due to a stronger demand for services, relative to the demand for products.

Services and Maintenance Revenues

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
North America	$45.7	$42.2	$45.8	8%	-8%
Outside North America	$17.6	$17.5	$18.1	1%	-3%

Total	$63.3	$59.7	$63.9	6%	-7%

Percentage of total revenues	64%	63%	65%

Services and maintenance revenues of $63.3 million in 2007 represented an increase of 6% from the $59.7 million in 2006, which in turn, represented a decrease of 7% from the $63.9 million in 2005. These revenues represented 64%, 63% and 65% of total revenues in 2007, 2006 and 2005, respectively.

The increase in services and maintenance revenues for 2007 compared to 2006 was due mainly to improved support and maintenance revenues, which now accounts for nearly two-thirds of our services revenue. In addition, our professional services business was strong across the board geographically, while our customers continued to renew their support agreements at a rate of 95% for 2007. Services and maintenance revenues as a percentage of total revenues for 2007 increased slightly in comparison to 2006 primarily because of the overall stronger demand for services and maintenance, despite improved revenues from our product offerings.

The decrease in services and maintenance revenues for 2006 compared to 2005 was due to a shift in demand to our emerging growth products, which require less professional services to implement, deploy and integrate, than our PKI and single sign-on solutions. Also, third party hardware revenues were significantly lower in 2006 compared to 2005, because of a significant hardware order of $1.1 million, which bolstered services revenues in 2005. We had also experienced lower Canadian government professional services revenues in 2006 and a shift in services that has accompanied our growth in U.S. channel partners’ revenues. Services and maintenance revenues as a percentage of total revenues for 2006 decreased compared to 2005 due to improvement in product revenues combined with a decrease in services and maintenance revenues.

Expenses

Total Expenses

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
Total expenses	$106.6	$108.8	$93.0	-2%	17%

Percentage of total revenues	107%	114%	95%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and restructuring charges and adjustments. Total expenses of $106.6 million in 2007 represented a decrease of 2% from $108.8 million in 2006. This decrease from 2006 to 2007 was due primarily to an overall headcount reduction of 10% combined with lower costs associated with marketing programs, and higher reported expenses in 2006 as a result of a $2.8 million restructuring charge in the first quarter of 2006 related to the sublease on our Santa Clara, California facility, offset by the impact of additional costs associated with employee compensation, primarily in sales and research and development, as a result of the acquisitions completed midway through 2006, increased non-cash expenses for stock based compensation and amortization of purchased intangibles, and an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies of $3.5 million for the year. As of December 31, 2007, we had 455 full-time employees globally, compared to 503 full-time employees at December 31, 2006.

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

Cost of Revenues

Cost of Product Revenues

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
Cost of product revenues	$7.8	$7.6	$5.2	3%	46%

Percentage of product revenues	21%	21%	15%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $7.8 million in 2007, $7.6 million in 2006 and $5.2 million in 2005, representing 21%, 21% and 15% of product revenues for the respective years. The increase in the cost of product revenues in absolute dollars of 3% from 2006 to 2007 reflected the net effect of increased investment in additional staffing for our SSL and managed PKI businesses and higher amortization of capitalized software development costs, offset by a shift in overall product sales mix away from products that incorporate third party technologies relative to the prior year. Also, the unfavorable shift in the exchange rates between the U.S. dollar and other major currencies resulted in increased reported expenses of $0.3 million for 2007 when compared to 2006. We expect that these trends will continue in the immediate future.

The increase in the cost of product revenues in absolute dollars of 46% and as a percentage of product revenues from 2005 to 2006 is primarily attributable to several large product revenue transactions that carried third-party software royalties in 2006.

Cost of Services and Maintenance Revenues

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
Cost of services and maintenance revenues	$30.4	$29.3	$30.5	4%	-4%

Percentage of services and maintenance revenues	48%	49%	48%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $30.4 million for 2007, which represented a 4% increase from $29.3 million for 2006, which in turn, represented a decrease of 4% from $30.5 million in 2005. Cost of services and maintenance revenues represented 30%, 31% and 31% of total revenues for each of the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2006 to 2007	2005 to 2006
Staff related costs	$0.7	$0.7
Outside professional services	(0.2)	(0.2)
Third party hardware	0.5	(0.6)
Facilities related costs	0.1	(1.1)

Total	$1.1	$(1.2)

The increase in the cost of services and maintenance revenues in absolute dollars for 2007 when compared to 2006 can be attributed primarily to staff related costs and increased third party hardware expenses. The higher staff related costs for 2007 was due in large part to increased stock based compensation expenses and the unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported expenses of $0.9 million for 2007 when compared to 2006, the majority of which related to staffing costs. The average number of employees on our services and maintenance teams has been static from 2006 to 2007, despite the resources added as a result of the acquisition of Orion in June 2006 and Business Signatures in July 2006. Services and maintenance expenses as a percentage of total revenues decreased from 2006 and 2007, which was the net result of higher total revenues, which accounted for a two-percentage point decrease, when compared to 2006, offset by increased overall services and maintenance expenses, which resulted in a one-percentage point increase in the services and maintenance expenses as a percentage of total revenues.

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

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for 2007, 51% for 2006 and 52% for 2005. The improvement in services and maintenance gross profit as a percentage of services and maintenance revenues in 2007, compared to 2006, was primarily due to higher support and maintenance margins of 2%, offset by a slight decline in overall professional services margins.

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

Operating Expenses

Operating Expenses—Sales and Marketing

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
Sales and marketing	$34.4	$33.9	$28.5	1%	19%

Percentage of total revenues	35%	36%	29%

Sales and marketing expenses increased 1% to $34.4 million in 2007 from $33.9 million in 2006, which in turn, represented a 19% increase from $28.5 million in 2005. These expenses represented 35%, 36% and 29% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2006 to 2007	2005 to 2006
Staff related costs (including travel expenses)	$1.8	$2.8
Outside professional services	0.1	0.5
Marketing programs	(1.7)	1.1
Facilities related costs	0.5	(0.9)
Amortization of purchased intangibles	0.4	0.4
Bad debt expense	(0.6)	1.5

Total	$0.5	$5.4

The increase in sales and marketing expenses for 2007 when compared to 2006 was primarily due to higher staff related costs and purchased intangibles amortization associated with the Business Signatures acquisition and investments made to grow the sales force to ensure we can handle the increased transaction load going forward. Sales and marketing headcount increased 6% on average year-over-year when compared to the previous year, resulting in increased salaries and benefits expense, including sales commissions, and increased facilities costs. Offsetting these increases were reductions in bad debt expense and marketing programs spending for 2007. In addition, we have experienced an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported sales and marketing expenses of $1.2 million in 2007 when compared to 2006. The decrease in sales and marketing expenses as a percentage of total revenues for 2007, compared to 2006, was the net result of higher overall expenses, resulting in a one-percentage point increase for 2007, offset by a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to higher total revenues when compared to 2006.

The sales and marketing expense increase for 2006 when compared to 2005 was primarily due to higher staff related costs, purchased intangibles amortization associated with the Business Signatures acquisition and increased spending on marketing programs due to higher advertising expenses, focused on generating awareness of our brand and FFIEC solutions. In addition, we recorded increases in our bad debt provision of $1.0 million in 2006, against accounts receivable balances, primarily related to one of our European distributors, compared to $0.4 million of net bad debt recoveries in 2005. Sales and marketing headcount increased 30% when compared to the prior year, increasing related salaries and benefits expense by $2.8 million for 2006 when compared to 2005. These increases were partially offset by lower facility related costs, because the leasehold improvements associated with our Ottawa facility reached the point of being fully depreciated late in 2005. The increase in sales and marketing expenses as a percentage of total revenues for 2006 compared to 2005 reflected the higher expenses in 2006, which resulted in a five-percentage point increase in 2006. This effect was magnified for 2006, by a two-percentage point increase in sales and marketing expenses as a percentage of total revenues due to lower total revenues when compared to 2005.

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

During 2007, the provision for doubtful accounts increased approximately $500 thousand to $2.0 million, of which $200 thousand related to changes in the exchange rates, with the remainder of the increase due to the aging of customer accounts. During 2006, the provision for doubtful accounts increased by $1.0 million due primarily to a provision recorded related to accounts receivable balances with one of our European distributors. During 2005, the allowance for doubtful accounts decreased from $1.0 million to $0.5 million primarily as a result of a reduction in the allowance because of the improvement in our accounts receivable aging in 2005, principally due to collection of a long outstanding receivable, which had been fully provided for in fiscal 2003. Generally, we experienced effective cash collections throughout 2007, 2006 and 2005.

Operating Expenses—Research and Development

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
Research and development	$20.2	$19.9	$16.4	2%	21%

Percentage of total revenues	20%	21%	17%

Research and development expenses increased 2% to $20.2 million in 2007 from $19.9 million in 2006, which in turn, increased 21% from $16.4 million in 2005. These expenses represented 20%, 21% and 17% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2006 to 2007	2005 to 2006
Staff related costs	$0.2	$3.3
Outside professional services	—	1.1
Facilities related costs	0.1	(0.9)

Total	$0.3	$3.5

The increase in research and development expenses for 2007 when compared to 2006 was primarily due to higher staff related costs as a result of the unfavorable shift in the exchange rates between Canada and the U.S. that resulted in higher reported costs of $0.8 million for 2007 when compared to 2006, since the majority of these research and development expenses are denominated in Canadian dollars, as well as increased stock based compensation expense. However, these increases were partly offset by reductions in research and development headcount of 6% on average year-over-year compared to 2006. The decrease in research and development expenses as a percentage of total revenues for 2007, compared to 2006, reflects the higher revenues in 2007, which resulted in the one-percentage point decrease in 2007 compared to the prior year.

The increase in research and development expenses for 2006 when compared to 2005 was primarily due to higher staff related costs and increased spending on outside professional contractors, as a result of the Business Signatures acquisition. Also, the unfavorable shift in the exchange rates between Canada and the U.S. resulted in increased costs of $1.0 million for 2006 when compared to 2005, since the majority of these research and development expenses are denominated in Canadian dollars. In addition, staff-related costs were higher due to the recognition of stock option expenses in 2006. These increases were partially offset by lower depreciation costs associated with our Ottawa facility. The increase in research and development expenses as a percentage of total revenues for 2006, compared to 2005, reflected the higher expenses in 2006, which resulted in a three-percentage point increase in 2006. This effect was magnified by a one-percentage point increase in research and development expenses as a percentage of total revenues due to lower total revenues for 2006 when compared to 2005.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Year Ended December 31,			Percentage change
(millions)	2007	2006	2005	2007 to 2006	2006 to 2005
General and administrative	$12.5	$14.3	$11.5	-13%	24%

Percentage of total revenues	13%	15%	12%

General and administrative expenses decreased 13% to $12.5 million in 2007 from $14.3 million in 2006, which in turn, increased 24% from $11.5 million in 2005. These expenses represented 13%, 15% and 12% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2006 to 2007	2005 to 2006
Staff related costs	$(1.5)	$2.1
Outside professional services	(0.3)	0.8
Facilities related costs	—	(0.1)

Total	$(1.8)	$2.8

The decrease in general and administrative expenses in absolute dollars in 2007 compared to 2006 was due to the effect of continued management discipline in this area, with net savings of $1.8 million, primarily as a result of headcount reductions, which declined 19% on average year-over-year, and reduced use of outside professional firms. These decreases were partly offset by the unfavorable shift we have experienced in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported general and administrative expenses of $0.2 million in 2007 when compared to 2006. General and administrative expenses as a percentage of total revenues decreased for 2007 compared to 2006, due mainly to the decrease in recorded expenses, which accounted for a one-percentage point decrease. This effect was magnified by a one-percentage point decrease in general and administrative expenses as a percentage of total revenues due to higher total revenues in 2007 when compared to 2006.

The increase in staff-related costs in absolute dollars in 2006 compared to 2005 was primarily due to deferred compensation plan costs and stock-based compensation expenses, as well as incremental reported costs resulting from the unfavorable shift in the exchange rates between Canada and the U.S. Also, additional legal expenses were incurred in connection with a patent infringement claim initiated by us early in 2006, which was the primary cause of the increase in outside professional services in 2006. General and administrative expenses as a percentage of total revenues increased for 2006 compared to 2005, due mainly to the increase in recorded expenses, which accounted for a two-percentage point increase. This effect was magnified by a one-percentage point increase in general and administrative expenses as a percentage of total revenues due to lower total revenues in 2006 when compared to 2005.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $1.4 million for 2007, compared to $1.1 million and $802 thousand for 2006 and 2005, respectively. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $1.0 million in 2007, compared to $569 thousand for 2006 and $75 thousand for 2005. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $877 thousand, $479 thousand and $75 thousand was recorded as a component of sales and marketing expenses for 2007, 2006 and 2005, respectively, while $153 thousand and $90 thousand was recorded as a component of cost of services and maintenance revenues for 2007 and 2006, respectively.

Restructuring Charges and Adjustments

During 2006, we made adjustments to increase the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility. The previous sublease with our subtenant was scheduled to end in December 2006. Although we had been monitoring the sublet market on an on-going basis, we had received an extension offer and had begun preparations for placing the facility on the market. These events caused us to revisit our estimated sublease recoveries at that time. We concluded that we needed to increase the restructuring charges that we had previously recorded related to our June 2001 restructuring plan by a further $2.9 million in the first quarter of fiscal 2006 to reflect a change in our projected sublet lease recoveries as evidenced by the market for leased facilities in that region. Subsequently, in the second quarter of 2006, we made a further adjustment to decrease the restructuring charges that we had previously recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility by $130 thousand, to reflect the fact that the building sublease was extended with the current subtenant to March 31, 2011 and the corresponding expected sublet lease recoveries. These adjustments were charged to the restructuring charges line in the condensed consolidated statement of operations in 2006.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as we concluded that these investments had suffered an other than temporary decline in fair value.

Interest Income

Interest income was $688 thousand in 2007, compared to $2.2 million and $2.4 million in 2006 and 2005, respectively, representing 1%, 2% and 2% of total revenues in the respective years. The decrease in investment income for 2007 compared to 2006 and 2005 was primarily due to the funds invested in the acquisition of Orion, Business Signatures and stock repurchases in 2006. In addition, the reduced balance of funds invested was a result of amounts drawn down to fund cash flow from operations and to acquire long-lived assets during 2006 and 2007. The funds invested decreased to $20.5 million at December 31, 2007 from $22.5 million at December 31, 2006 and $82.5 million at December 31, 2005. However, the rate of return on our marketable investments improved to approximately 5% for 2007 compared to approximately 5% for 2006 and 3% for 2005.

Gain on Sale of Strategic Long-term Investments

We recorded a gain on the sale of certain strategic long-term investments, in which we had a less than 10% ownership, during 2007 in the amount of $793 thousand. This type of sale is not expected to be a recurring event.

Loss from Equity Investments

We recorded $77 thousand, $445 thousand and $760 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media in 2007, 2006 and 2005, respectively. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Provision for Income Taxes

We recorded an income tax provision of $308 thousand in 2007, compared to $284 thousand in 2006 and $532 thousand in 2005. These provisions represent primarily the taxes payable in certain foreign jurisdictions. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the two-year period ended December 31, 2007, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

As a result of the adjustment to our restructuring accrual related to our California facility and the impairment of our investment in Asia Digital Media and Ohana recorded in the first quarter of 2006, our operating expenses and net loss were higher in that quarter than in the subsequent quarters of 2006 and 2007. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$10,123	$8,170	$8,930	$9,144	$12,733	$8,788	$7,388	$6,578
Services and maintenance	16,543	15,773	15,563	15,419	15,266	15,243	14,666	14,521

Total revenues	26,666	23,943	24,493	24,563	27,999	24,031	22,054	21,099

Cost of revenues:
Product	2,011	1,815	2,162	1,808	3,159	1,246	1,230	1,944
Services and maintenance	7,947	7,205	7,759	7,448	7,579	7,252	7,407	7,041
Amortization of purchased product rights	368	355	345	332	337	319	212	207

Total cost of revenues	10,326	9,375	10,266	9,588	11,075	8,817	8,849	9,192

Gross profit	16,340	14,568	14,227	14,975	16,924	15,214	13,205	11,907

Operating expenses:
Sales and marketing	8,255	8,207	8,813	9,093	9,457	9,710	7,208	7,513
Research and development	4,586	4,929	5,312	5,349	5,709	5,505	4,403	4,240
General and administrative	3,074	2,929	3,258	3,260	3,686	3,426	3,553	3,675
Restructuring charges and adjustments	—	—	—	—	—	—	(130)	2,895

Total operating expenses	15,915	16,065	17,383	17,702	18,852	18,641	15,034	18,323

Income (loss) from operations	425	(1,497)	(3,156)	(2,727)	(1,928)	(3,427)	(1,829)	(6,416)

Other income (expense):
Interest income	144	188	176	180	232	363	840	742
Foreign exchange gain (loss)	(313)	(88)	(177)	247	26	(4)	(63)	(208)
Loss from equity investments	—	—	—	(77)	(101)	(51)	(122)	(171)
Gain on sale of long-term strategic investments	793	—	—	—	—	—	—	—
Write-down of long-term strategic and equity investments	—	—	—	—	—	—	—	(3,016)

Total other income (expense)	624	100	(1)	350	157	308	655	(2,653)

Income (loss) before income taxes	1,049	(1,397)	(3,157)	(2,377)	(1,771)	(3,119)	(1,174)	(9,069)
Provision for (benefit from) income taxes	80	104	72	52	(25)	120	90	99

Net income (loss)	$969	$(1,501)	$(3,229)	$(2,429)	$(1,746)	$(3,239)	$(1,264)	$(9,168)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.05)	$(0.04)	$(0.03)	$(0.05)	$(0.02)	$(0.15)

Diluted	$0.02	$(0.02)	$(0.05)	$(0.04)	$(0.03)	$(0.05)	$(0.02)	$(0.15)

Weighted average common shares used in per share computation:
Basic	61,066	60,986	60,777	60,387	60,064	59,907	59,741	59,895

Diluted	61,066	60,986	60,777	60,387	60,064	59,907	59,741	59,895

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Statement of Operations Data:
Revenues:
Product	38.0%	34.1%	36.5%	37.2%	45.5%	36.6%	33.5%	31.2%
Services and maintenance	62.0	65.9	63.5	62.8	54.5	63.4	66.5	68.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	7.5	7.6	8.8	7.4	11.3	5.2	5.5	9.2
Services and maintenance	29.8	30.1	31.7	30.3	27.1	30.2	33.6	33.4
Amortization of purchased product rights	1.4	1.5	1.4	1.3	1.2	1.3	1.0	1.0

Total cost of revenues	38.7	39.2	41.9	39.0	39.6	36.7	40.1	43.6

Gross profit	61.3	60.8	58.1	61.0	60.4	63.3	59.9	56.4

Operating expenses:
Sales and marketing	31.0	34.3	36.0	37.0	33.8	40.4	32.7	35.6
Research and development	17.2	20.6	21.7	21.8	20.4	22.9	20.0	20.1
General and administrative	11.5	12.2	13.3	13.3	13.1	14.3	16.1	17.4
Restructuring charges and adjustments	—	—	—	—	—	—	(0.6)	13.7

Total operating expenses	59.7	67.1	71.0	72.1	67.3	77.6	68.2	86.8

Income (loss) from operations	1.6	(6.3)	(12.9)	(11.1)	(6.9)	(14.3)	(8.3)	(30.4)

Other income (expense):
Interest income	0.5	0.8	0.7	0.7	0.8	1.5	3.8	3.5
Foreign exchange gain (loss)	(1.2)	(0.4)	(0.7)	1.0	0.1	—	(0.3)	(1.0)
Loss from equity investments	—	—	—	(0.3)	(0.3)	(0.2)	(0.5)	(0.8)
Gain on sale of long-term strategic investments	3.0	—	—	—	—	—	—	—
Write-down of long-term strategic and equity investments	—	—	—	—	—	—	—	(14.3)

Total other income (expense)	2.3	0.4	—	1.4	0.6	1.3	3.0	(12.6)

Income (loss) before income taxes	3.9	(5.9)	(12.9)	(9.7)	(6.3)	(13.0)	(5.3)	(43.0)
Provision for (benefit from) income taxes	0.3	0.4	0.3	0.2	(0.1)	0.5	0.4	0.5

Net income (loss)	3.6%	(6.3)%	(13.2)%	(9.9)%	(6.2)%	(13.5)%	(5.7)%	(43.5)%

LIQUIDITY AND CAPITAL RESOURCES

We used $4.5 million of cash in operating activities during 2007. This cash outflow was primarily a result of an increase in accounts receivable of $0.5 million, a decrease in accounts payable and accrued liabilities of $4.4 million, a decrease in accrued restructuring charges of $5.2 million and an increase in prepaid expenses and other receivables of $1.3 million, partially offset by cash inflows resulting from a net income after adjusting for non-cash charges of $3.3 million, and an increase in deferred revenue of $3.6 million. Our average days sales outstanding at December 31, 2007 was 70 days, which represents a slight worsening from the 68 days that we reported at December 31, 2006. The overall increase in days sales outstanding from December 31, 2006 was mainly due to lower in-quarter collections due to poorer sales linearity compared to the fourth quarter of 2006, partly offset by an increase in the allowance for doubtful accounts from the previous year. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During 2007, we generated $3.0 million of our cash related to investing activities. Cash provided by reductions in our marketable investments in the amount of $2.6 million, proceeds from disposition of property and equipment of $0.4 million and proceeds from the sale of strategic long-term investments of $0.8 million was partially offset by the investment of $0.4 million in property and equipment, primarily for computer hardware upgrades throughout our organization, and $0.4 million in other long-term assets related to capitalized software development costs.

We generated cash of $1.1 million in financing activities during 2007 as a result of cash provided by the issuance of Common stock related to the exercise of employee stock options.

As of December 31, 2007, our cash and cash equivalents in the amount of $20.5 million provided our principal sources of liquidity. Overall, we used $2.0 million in cash, cash equivalents and marketable investments during 2007. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2008 to satisfy the obligations provided for under our restructuring program.

However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $19.3 million of accrued restructuring charges at December 31, 2007 through fiscal 2011, as detailed below. This amount is net of expected sublet recoveries on restructured facilities of $9.0 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at December 31, 2007 is as follows:

	As of December 31, 2007 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations – currently utilized facilities	$22,008	$4,677	$5,898	$4,518	$6,915
Operating lease obligations – restructured facilities	22,864	6,471	13,730	2,663	—
2005 Entrust Deferred Incentive and Retention Bonus Plan	175	175	—	—	—
Other commitments	605	605	—	—	—

Total	$45,652	$11,928	$19,628	$7,181	$6,915

In addition to the lease commitments included above, we have provided letters of credit totaling $3.3 million as security deposits in connection with certain office leases.

The 2005 Entrust Deferred Incentive and Retention Bonus Plan (the “2005 Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on November 7, 2005. The primary objective of the 2005 Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. During the first quarter of 2006, we granted awards to employees under the plan that potentially could result in payments of $1.6 million over the subsequent two years, assuming that all employees receiving the awards remain employed with us for the entire two year vesting period of the awards. Of this amount, it was estimated that, as of December 31, 2007, $175 thousand was remaining to be paid out under this plan.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of December 31, 2007 of $605 thousand, to be paid during fiscal 2008.

Subsequent to the end of fiscal year, the 2008 Entrust Deferred Retention Bonus Plan (the “2008 Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on February 19, 2008. The primary objective of the 2008 Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. The Compensation Committee, in its sole discretion, shall determine which employees are eligible to receive awards under the plan and shall grant awards in such amounts and on such terms as it shall determine. Subject to limited exceptions, an employee’s award under the plan shall vest in one-seventh of the amount of the award over the seven calendar quarters commencing on January 1, 2008, provided that the employee continues to be employed by us on each of such dates. During the first quarter of 2008, we granted awards to employees under the plan that potentially could result in payments of $1.5 million over the subsequent seven quarters, assuming that all employees receiving the awards remain employed with us for the entire seven quarter vesting period of the awards.

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

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2007.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on our financial position, results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS No. 160 will not have a significant impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a significant impact on our consolidated financial position, results of operations or cash flows. However, we will use fair value measurement under SFAS No. 157 in future evaluations of impairment, if any, as required under SFAS No. 142, “Goodwill and Other Intangibles.”

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 159 will not have a significant impact on our consolidated financial position, results of operations or cash flows, as we did not elect the fair value option for any financial assets or liabilities.

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

The following table presents the cash, cash equivalents and marketable investments, entered into for purposes other than trading purposes, that we held at December 31, 2007 and 2006 that would have been subject to interest rate risk, and the related ranges of maturities as of those dates:

	December 31, 2007				December 31, 2006
	Maturity				Maturity
	Within 3 Months	3-6 Months	6-12 Months	>12 Months	Within 3 Months	3-6 Months	6-12 Months	>12 Months
	(in thousands)
Investments classified as cash and cash equivalents	$6,216	$—	$—	$—	$3,447	$—	$—	$—
Investments classified as short-term marketable investments	—	—	—	—	2,639	—	—	—

Total amortized cost	$6,216	$—	$—	$—	$6,086	$—	$—	$—

Fair Value	$6,216	$—	$—	$—	$6,085	$—	$—	$—

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our reported expense base increased by $3.5 million in 2007, when compared to 2006, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was $0.4 million for 2007, when compared to 2006.

In the past, when perceived by management to be advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the fourth quarter of 2007, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $5.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past December 31, 2007 and no previously purchased foreign exchange contracts had extended past September 30, 2007. Subsequent to year end, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $3.0 million of expenses denominated in Canadian dollars in the first quarter of 2008. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the first quarter of 2008.

Risk Associated with Long-term Strategic Investments

We hold an investment in Ohana, with a net carrying value at December 31, 2007 of $91 thousand, representing approximately 14.3% of the issued common shares of Ohana. During 2006, we were informed of an Ohana re-financing, which coupled with the changes in the business outlook, led us to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of our equity ownership. As a result, we recorded in 2006 an impairment of our investment in Ohana of $659 thousand. This investment is now accounted for under the cost method. Ohana is in the start-up or development stage, and may lack the financial resources, licenses, technology and governmental approvals necessary to import, develop or offer for sale any commercial product or service. If the demand for Ohana’s products and services materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our remaining investment.

Entrust does not enter into market-risk sensitive instruments for trading purposes.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2008, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information relating to our audit committee and audit committee financial experts will be in the Proxy Statement referred to above and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the sections entitled “Compensation of Executive Officers,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Board and Committee Meetings—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections entitled “Compensation of Executive Officers—Potential Payments on Termination or Change in Control” and “Board and Committee Meetings” in the Proxy Statement is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under Entrust’s equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	8,126,663	$4.88	1,212,969
Equity compensation plans not approved by security holders	7,089,145	5.48	435,561

Total	15,215,808	$5.16	1,648,530

(1)	This table excludes an aggregate of 32,605 shares issuable upon exercise of outstanding options assumed by Entrust in connection with Entrust’s acquisition of enCommerce, Inc. in June 2000. The weighted-average exercise price of the excluded options is $5.49.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2007, 1,212,969 shares under the Entrust, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), may instead be issued in the form of restricted stock awards and other stock-based awards, including shares based upon certain conditions, securities convertible into Common Stock and stock appreciation rights.

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

As part of the acquisition of Business Signatures, the Company assumed the obligations of Business Signatures under its 2002 Stock Plan (“BSC 2002 Plan”). Under this plan, the Company assumed options to purchase 1,792,092 shares of Business Signature common stock in exchange for options to purchase 1,150,590 shares of the Company’s common stock. Subject to the exceptions described below, these options will generally expire ten years from the date of grant. Under the BSC 2002 Plan, incentive options may only be granted to employees at an exercise price of no less than the fair value of our common stock on the date of grant. Non-statutory options may be granted at an exercise price of no less than 85% of the fair value of our common stock on the date of grant. For owners of more than 10% of the common stock, incentive options may only be granted for an exercise price of no less than 110% of the fair value of our common stock and these options generally expire five years from date of grant. Options generally vest and become exercisable at a rate of 25% on the one-year anniversary of the vesting commencing date, which may precede the grant date, and 1/48th per month thereafter.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements and Management’s Report on Internal Control over Financial Reporting. The following consolidated financial statements of Entrust, Inc. and the report of the management of Entrust, Inc. on internal control over financial reporting are filed as part of this Form 10-K on the pages indicated:

Page
ENTRUST, INC.

	Management’s Report on Internal Control over Financial Reporting	F-1

	Reports of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-5

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-7

	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedule. Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed on the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC. (Registrant)

By:	/s/ F. WILLIAM CONNER
F. William Conner President, Chief Executive Officer and Chairman of the Board

Date: March 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ F. WILLIAM CONNER F. William Conner Date: March 6, 2008	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ DAVID J. WAGNER David J. Wagner Date: March 6, 2008	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ BUTLER C. DERRICK , JR. Butler C. Derrick, Jr. Date: March 6, 2008	Director

/s/ JERRY C. JONES Jerry C. Jones Date: March 6, 2008	Director

/s/ MICHAEL P. RESSNER Michael P. Ressner Date: March 6, 2008	Director

/s/ DOUGLAS SCHLOSS Douglas Schloss Date: March 6, 2008	Director

/s/ RAY W. WASHBURNE Ray W. Washburne Date: March 6, 2008	Director

/s/ TERDEMA USSERY II Terdema Ussery II Date: March 6, 2008	Director

/s/ MICHAEL E. MCGRATH Michael E. McGrath Date: March 6, 2008	Director

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

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders Entrust, Inc.

We have audited Entrust, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entrust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Entrust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Entrust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entrust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 5, 2008, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders Entrust, Inc.

We have audited the accompanying consolidated balance sheets of Entrust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entrust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas March 5, 2008

ENTRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,485	$19,888
Short-term marketable investments	—	2,639
Accounts receivable (net of allowance for doubtful accounts of $2,009 in 2007 and $1,470 in 2006)	20,773	21,117
Prepaid expenses and other assets	4,079	2,904

Total current assets	45,337	46,548
Property and equipment, net	1,490	2,721
Purchased product rights and other purchased intangibles, net	11,543	13,843
Goodwill	60,214	60,214
Long-term strategic and equity investments	91	169
Other long-term assets, net	3,479	4,321

Total assets	$122,154	$127,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,787	$11,013
Accrued liabilities	5,543	9,255
Accrued restructuring charges, current portion	5,419	5,217
Deferred revenue	27,894	23,575

Total current liabilities	49,643	49,060
Accrued restructuring charges, long-term portion	13,847	19,301
Other long-term liabilities	218	231

Total liabilities	63,708	68,592

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 61,098,702 and 60,161,720 issued and outstanding shares at December 31, 2007 and 2006, respectively	611	602
Additional paid-in capital	771,223	765,140
Accumulated deficit	(713,523)	(707,333)
Accumulated other comprehensive income	131	811

Total shareholders’ equity	58,442	59,220

Total liabilities and shareholders’ equity	$122,154	$127,816

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product	$36,367	$35,487	$34,216
Services and maintenance	63,298	59,696	63,912

Total revenues	99,665	95,183	98,128

Cost of revenues:
Product	7,796	7,579	5,153
Services and maintenance	30,359	29,279	30,495
Amortization of purchased product rights	1,400	1,075	802

Total cost of revenues	39,555	37,933	36,450

Gross profit	60,110	57,250	61,678

Operating expenses:
Sales and marketing	34,368	33,888	28,534
Research and development	20,176	19,857	16,439
General and administrative	12,521	14,340	11,534
Restructuring charges and adjustments	—	2,765	—

Total operating expenses	67,065	70,850	56,507

Income (loss) from operations	(6,955)	(13,600)	5,171

Other income (expense):
Interest income	688	2,177	2,357
Foreign exchange loss	(331)	(249)	(62)
Loss from equity investments	(77)	(445)	(760)
Gain on sale of long-term strategic investments	793	—	—
Gain on sale of asset	—	—	200
Write-down of long-term strategic and equity investments	—	(3,016)	—

Total other income (expense)	1,073	(1,533)	1,735

Income (loss) before income taxes	(5,882)	(15,133)	6,906
Provision for income taxes	308	284	532

Net income (loss)	$(6,190)	$(15,417)	$6,374

Net income (loss) per share:
Basic	$(0.10)	$(0.26)	$0.10
Diluted	$(0.10)	$(0.26)	$0.10
Weighted average common shares used in per share computations:
Basic	60,804,390	59,876,809	60,834,203
Diluted	60,804,390	59,876,809	62,516,586

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2007, 2006 and 2005

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances at January 1, 2005	62,339,829	$623	$773,027	$(84)	$(698,290)	$718		$75,994
Unearned compensation related to equity compensation granted	—	—	2,052	(2,052)	—	—		—
Unearned compensation amortized	—	—	—	322	—	—		322
Common shares issued:
Stock option exercises	1,551,956	16	5,061	—	—	—		5,077
Cancellation of restricted stock award	(750)	—	—	—	—	—		—
Common shares repurchased and retired	(3,936,484)	(39)	(17,861)	—	—	—		(17,900)
Comprehensive income (loss):
Net income	—	—	—	—	6,374	—	$6,374	6,374
Translation adjustment	—	—	—	—	—	(759)	(759)	(759)

Total comprehensive income							$5,615

Balances at December 31, 2005	59,954,551	600	762,279	(1,814)	(691,916)	(41)		$69,108
Reclassification of unearned compensation	—	—	(1,814)	1,814	—	—		—
Compensation expense related to stock plans	—	—	4,330	—	—	—		4,330
Vested options assumed through acquisition	—	—	722	—	—	—		722
Common shares issued:
Stock option exercises	683,515	7	1,462	—	—	—		1,469
Cash	226,654	2	673	—	—	—		675
Common shares repurchased and retired	(703,000)	(7)	(2,512)	—	—	—		(2,519)
Comprehensive income (loss):
Net loss	—	—	—	—	(15,417)	—	$(15,417)	(15,417)
Translation adjustment	—	—	—	—	—	852	852	852

Total comprehensive loss							$(14,565)

Balances at December 31, 2006	60,161,720	602	765,140	—	(707,333)	811		59,220
Compensation expense related to stock plans	—	—	4,997	—	—	—		4,997
Common shares issued:
Stock option exercises	936,982	9	1,086	—	—	—		1,095
Comprehensive income (loss):
Net loss	—	—	—	—	(6,190)	—	$(6,190)	(6,190)
Translation adjustment	—	—	—	—	—	(680)	(680)	(680)

Total comprehensive loss							$(6,870)

Balances at December 31, 2007	61,098,702	$611	$771,223	$—	$(713,523)	$131		$58,442

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$(6,190)	$(15,417)	$6,374
Non-cash items in net income (loss):
Depreciation and amortization	4,835	3,727	5,598
Non-cash compensation expense	4,997	4,330	322
Loss from equity investments	77	445	760
Intercompany profit elimination	—	—	96
Provision for (reduction in) allowance for doubtful accounts	336	1,041	(463)
Gain on sale of long-term strategic investments	(793)	—	—
Gain on sale of asset	—	—	(200)
Write-down of long-term strategic and equity investments	—	3,016	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(521)	321	(4,024)
(Increase) decrease in other receivables	(1,090)	212	189
(Increase) decrease in prepaid expenses	(171)	1,881	(1,182)
Increase (decrease) in accounts payable	1,625	440	(394)
Increase (decrease) in accrued liabilities	(5,980)	5,130	(1,955)
Decrease in accrued restructuring charges	(5,252)	(1,431)	(4,141)
Increase (decrease) in deferred revenue	3,598	644	(2,490)

Net cash provided by (used in) operating activities	(4,529)	4,339	(1,510)

Investing activities:
Purchases of marketable investments	—	(12,767)	(67,034)
Maturities of marketable investments	2,639	32,652	107,504
Purchases of property and equipment	(376)	(1,258)	(1,693)
Proceeds on disposition of property and equipment	372	—	—
Proceeds on sale of long-term strategic investments	793	—	—
Proceeds on sale of asset	—	—	200
Additional long-term strategic and equity investments	—	—	(458)
Increase in other long-term assets	(417)	(3,155)	(701)
Purchase of businesses, net of cash acquired	—	(58,997)	—

Net cash provided by (used in) investing activities	3,011	(43,525)	37,818

Financing activities:
Repayment of long-term liabilities	—	(570)	(180)
Repurchase of common stock	—	(2,519)	(17,900)
Proceeds from issuance of common stock	—	675	—
Proceeds from exercise of stock options	1,095	1,469	5,077

Net cash provided by (used in) financing activities	1,095	(945)	(13,003)

Effect of exchange rate changes on cash	1,020	90	299

Net increase (decrease) in cash and cash equivalents	597	(40,041)	23,604
Cash and cash equivalents at beginning of year	19,888	59,929	36,325

Cash and cash equivalents at end of year	$20,485	$19,888	$59,929

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

1.	Company Background

Entrust, Inc. and subsidiaries (the “Company”) is a global provider of products that secure digital identities and information. Over 1,700 enterprises and government agencies in more than 60 countries use Entrust solutions to help secure the digital lives of their citizens, customers, employees and partners. The Company’s software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities.

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

The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, the United Kingdom, the European Union and Japan. However, the Company transacts the majority of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Management periodically reviews the potential financial impact of foreign currency risk and the Company will use derivative financial instruments to reduce foreign currency exposures when it believes that the Company is subject to significant potential losses. The Company does not use derivative financial products for speculative purposes. There were no foreign currency instruments in place at December 31, 2007. Subsequent to the end of the fiscal year, the Company has engaged in forward contracts to purchase $3.0 million Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the first quarter of 2008. The Company does not designate foreign currency forward contracts as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging.” Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change.

(c)	Revenue Recognition

The Company generates revenues from licensing the rights to its software products to end-users and, to a lesser extent, from sublicense fees from resellers. The Company also generates revenues from consulting,

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

training and post-contract support, or maintenance, performed for customers who license its products. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and related accounting guidance and pronouncements. The Company presents revenues net of sales tax and other sales related taxes.

Revenues from perpetual software license agreements are recognized as revenue upon receipt of an executed license agreement, or an unconditional order under an existing license agreement, and shipment of the software, if there are no significant remaining vendor obligations, collection of the receivable is reasonably assured, the fees are fixed and determinable and payment is due within twelve months. Revenues from license agreements requiring the delivery of significant unspecified software products in the future are accounted for as subscriptions and, accordingly, are recognized ratably over the term of the agreement from the first instance of product delivery. This policy is applicable to all sales transactions, including sales to resellers and end user customers. The Company is notified of a sale by a reseller to the end user customer in the same period that the product is delivered through to the end user customer. The Company does not offer a right of return on sales of its software products.

The Company does not generally include acceptance provisions in arrangements with customers. However, if an arrangement includes an acceptance provision, the Company recognizes revenue upon the customer’s acceptance of the product, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

The Company uses the percentage-of-completion method to account for fixed price custom development contracts. Under this method, the Company recognizes revenue and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis. There were no significant fixed price custom development contracts in progress at December 31, 2007 and 2006. The Company also uses percentage-of-completion method to account for certain firm price consulting contracts.

(d)	Cost of Revenues

Cost of product includes the cost of product media, product packaging, documentation, other production costs, third-party royalties, costs related to the sale of Web server certificates and amortization of capitalized software development costs.

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

(f)	Stock Based Compensation

Since January 1, 2006, the Company has recognized compensation expense for all share-based payment awards. Under SFAS 123(R) we measure the fair value of awards of equity instruments and recognize the cost, net of an estimated forfeiture rate, on a straight-line basis over the period during which services are provided in exchange for the award, generally the vesting period.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Calculating the fair value of stock-based compensation awards requires the input of highly subjective assumptions, including the expected life of the awards and expected volatility of the Company’s stock price. Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. The Company’s estimates of expected volatilities are based on a weighted historical and market-based implied volatility. In order to determine the expected life of the awards, the Company uses historical data to estimate option exercises and employee terminations; separate groups of employees that have similar historical exercise behavior, such as directors or executives, are considered separately for valuation purposes. The expected forfeiture rate applied in calculating stock-based compensation cost is estimated using historical data.

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and different assumptions are used, the stock-based compensation expense could change significantly in the future. In addition, if the Company’s actual forfeiture rate is different from its estimate, the stock-based compensation could change significantly in the future. See Note 14 to the Consolidated Financial Statements for further information on stock-based compensation.

(g)	Cash and Cash Equivalents and Operating Facility

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents, as of December 31, 2007 and 2006, is $8,091 and $5,776, respectively, of balances maintained in foreign bank accounts.

The Company maintains an operating credit facility with its host financial institution with available credit up to $5.0 million dollars for overdraft protection purposes. As of December 31, 2007, the Company had not drawn from this credit facility.

(h)	Marketable and Other Investments

The Company maintains marketable investments mainly in a strategic cash management account. This account is used to invest primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. All such investments are classified as held to maturity investments, and are stated at amortized cost. The Company did not hold any short term marketable investments as of December 31, 2007. At December 31, 2006, the amortized cost of the Company’s held to maturity investments approximated fair value. Based on contractual maturities, these marketable investments were classified in current assets.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,818 with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at December 31, 2007 and 2006. During 2007, the Company sold its ownership interests in two of these strategic investments, in separate sales, for aggregate proceeds of $793. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at December 31, 2007 and 2006 represented approximately 14% of the voting share capital of Ohana. The carrying value of the Company’s investment in Ohana at December 31, 2007 was $91. See note 5 for additional discussion.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company also holds an equity interest in Asia Digital Media Limited (“Asia Digital Media”), which at December 31, 2006 and 2005 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. There was no remaining carrying value of the Company’s investment in Asia Digital Media at December 31, 2007. See note 6 for additional discussion.

The Company recorded no revenues from Asia Digital Media in 2007 and 2006. Revenues recorded by the Company from Asia Digital Media were $667 in 2005.

The Company did not generate any sales with any other companies in which it has made strategic equity investments recorded at cost in 2007, 2006 and 2005.

(i)	Accounts Receivable and Other Current Receivables

Accounts receivable consist of amounts arising from recognized revenues.

The Company’s customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 26%, 22% and 36% of gross accounts receivable at December 31, 2007, 2006 and 2005, respectively. No individual customer accounted for more than 10% of gross receivables at December 31, 2007 and 2006, while one customer represented 17% of gross receivables at December 31, 2005.

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

	December 31,
	2007	2006	2005
Allowance for doubtful accounts, beginning of year	$1,470	$467	$988
Provision for (reduction in) allowance for doubtful accounts	336	1,041	(463)
Amounts written-off, net of recoveries	203	(38)	(58)

Allowance for doubtful accounts, end of year	$2,009	$1,470	$467

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

Other current receivables include federal income tax and other tax refunds of $196 and $58 at December 31, 2007 and 2006, respectively. In addition, other current receivables at December 31, 2007 include $606 related to payments to be received on the proceeds of sale of long-term strategic investments.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(j)	Property and Equipment

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

(k)	Goodwill, Purchased Product Rights and Other Purchased Intangibles

Goodwill with a balance of $60,214 at December 31, 2007 and 2006, respectively, is tested for impairment annually and also in the event of an impairment indicator. No impairment was required as a result of the annual impairment test as of December 31, 2007, 2006 and 2005.

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

During 2006, the Company recorded purchased product rights and customer/partner relationships in the amount of $5,120 and $6,530, respectively, related to the acquisition of Business Signatures. Further, the Company recorded customer relationships and non-competition agreement assets of $960 and $769, respectively, in connection with the acquisition of Orion in 2006. During 2004, the Company recorded purchased product rights and customer relationships in the amount of $2,608 and $174, respectively, related to the acquisition of certain assets from AmikaNow!. In addition, the Company recorded customer relationships of $242 in connection with the acquisition of Entrust Japan in 2004.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The primary components of the Company’s acquisition-related intangible assets, including goodwill, purchased product rights, customer relationships, and non-competition agreements are as follows:

	December 31,
	2007	2006
Goodwill:
Acquired related to Business Signatures	$40,621	$40,621
Acquired related to Orion	6,880	6,880
Acquired related to AmikaNow!	1,178	1,178
Acquired related to Entrust Japan	672	672
Acquired related to CygnaCom	6,436	6,436
Acquired related to enCommerce	4,427	4,427

Goodwill	$60,214	$60,214

Customer/partner relationships:
Acquired related to Business Signatures	$6,530	$6,530
Acquired related to Orion	960	960
Acquired related to AmikaNow!	174	174
Acquired related to Entrust Japan	242	242
Less: accumulated amortization	(1,733)	(744)
Foreign exchange impact on carrying value	61	22

Customer/partner relationships, net	6,234	7,184

Non-competition agreements:
Acquired related to Orion	769	769
Less: accumulated amortization	(244)	(90)

Non-competition agreements, net	525	679

Purchased product rights:
Acquired related to Business Signatures	5,120	5,120
Acquired related to AmikaNow!	2,608	2,608
Less: accumulated amortization	(3,411)	(2,086)
Foreign exchange impact on carrying value	467	338

Purchased product rights, net	4,784	5,980

Total intangible assets, net	$11,543	$13,843

The Company expects to record amortization related to these acquired intangible assets of $1,913 in 2008, $1,511 in 2009, $1,511 in 2010, $1,309 in 2011 and $1,165 in 2012.

(l)	Other Long-Term Assets

Other long-term assets consist primarily of long-term rent deposits and capitalized software development costs, primarily development of video based training, for both general security and Entrust specific solutions, for sale to the Company’s customers. The capitalized costs of $3,020 and $3,821 at December 31, 2007 and 2006, respectively, are amortized ratably as the underlying revenues are recognized on sales of capitalized software or on a straight-line basis, whichever is greater, and are stated net of accumulated amortization of $1,283 and $1,223 at December 31, 2007 and 2006, respectively. Other long-term assets also include long-term rent deposits of $459 and $500 at December 31, 2007 and 2006, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(m)	Advertising Expense

Advertising costs are charged to expense as incurred and totaled $2,831, $4,526 and $3,524 in 2007, 2006 and 2005, respectively.

(n)	Income Taxes

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

(q)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on the Company’s financial position, results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS No. 160 will not have a significant impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a significant impact on its consolidated financial position, results of operations or cash flows. However, the Company will use fair value measurement number SFAS No. 157 in future evaluations of impairment, if any, are acquired under SFAS No. 142, “Goodwill and Other Intangibles.”

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 159 will not have a significant impact on its consolidated financial position, results of operations or cash flows, as we did not elect the fair value option for any financial assets or liabilities.

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

Certain prior year amounts have been reclassified in order to conform to the 2007 presentation; namely, the classification of balances between accounts payable and accrued liabilities in the consolidated balance sheet.

3.	Accounting for Uncertain Tax Positions

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company was not required to record a liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was zero and, thus, would not impact the Company’s effective tax rate. The amount of unrecognized tax benefits did not change as of December 31, 2007. The Company does not expect to record unrecognized tax benefits in the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company was not required to record a liability for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not change as of December 31, 2007.

All federal income tax returns of the Company and its subsidiaries are closed through 2003 in the United States and 2002 in Canada. Taxation years back to fiscal 1998 remain open to the extent that the Company has net operating loss (“NOL’s”) carry-forwards related to those years. The United States Internal Revenue Service (“IRS”) examination of the years 1997 through 2001 for the Company is completed, with no outstanding issues pending. The Company’s Canadian subsidiary is currently under examination by the Canadian Revenue Agency (“CRA”) for its transfer pricing structure for the years 2003 and 2004. It is anticipated that the examination with the CRA will be completed within the next twelve months.

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

Orion

On June 15, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Orion, a Virginia corporation, pursuant to a stock purchase agreement dated as of June 15, 2006 (“Stock Purchase Agreement”) among the Company, Orion, and the shareholders of Orion. The Company acquired all of the common stock of Orion, a privately-held provider of public key infrastructure services to defense-related governmental agencies and other customers, such as the Department of Defense, the United States Marine Corps and the National Security Agency and commercial companies in the healthcare industry, in exchange for $9,000 in cash and $135 in acquisition-related costs. The acquisition was made in order to extend the Company’s overall leadership in the United States government vertical, by further strengthening the Company’s ability to provide identity and information security to the United States civilian government agencies, adding key defense agencies to the Company’s customer base. Although, the Company intends to continue Orion’s business substantially in the manner conducted by Orion immediately prior to the acquisition, it has been implementing a plan to integrate Orion’s business into Entrust Cygnacom, a wholly owned subsidiary of the Company, located in McLean, Virginia.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. The results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition. In 2007 and 2006, the Company recorded amortization of $192 and $112, respectively, related to customer relationships and $154 and $90, respectively, related to non-competition agreement assets, arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, as follows:

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $51,211 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Business Signatures have been included in the Company’s consolidated financial statements commencing from July 19, 2006, the effective date of the acquisition. In 2007 and 2006, the Company recorded amortization of $653 and $299, respectively, related to customer/partner relationships and $512 and $235, respectively, related to purchased product rights, arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, as follows:

	Amortization Period	Purchase Price
Net tangible liabilities	—	$(1,060)
Customer relationships	10 years	2,870
Partner relationships	10 years	3,660
Purchased product rights	10 years	5,120
Goodwill	—	40,621

Total		$51,211

The following table summarizes, for comparative purposes, the combined results of operations, on a pro forma basis, of the Company, Orion and Business Signatures for 2006, as if the acquisitions had taken place as of the beginning of that respective year, and, accordingly, include a full period’s amortization of the assets related to customer/partner relationships, purchased product rights and non-competition agreements in that period.

	Year Ended December 31,
	2006	2005
Revenues	$97,113	$101,892
Net loss	(22,359)	(3,778)
Basic and diluted net loss per share	(0.37)	(0.06)

These pro forma amounts are not necessarily indicative of future results of operations.

5.	Investment in Ohana

The Company owns approximately 14.3% of the issued share capital of Ohana, a company formed in 2003 to design, assemble and install high frequency wireless communications systems. The original value of this investment was $1.5 million. The Company had recorded cumulative losses from its investment in Ohana of $750 since the fourth quarter of 2004, including $96 and $461 in 2006 and 2005, respectively. There are no terms associated with the Company’s investment in Ohana that would impact its accounting for this investment under FIN 46 (R), the Company has no commitments or other arrangements to provide funding for any shortfalls Ohana may incur, and there are no variable interests with respect to Ohana, other than its common stock interest of 14.3%.

During 2006, the Company was informed of an Ohana re-financing, which coupled with the changes in the business outlook, led the Company to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded an impairment of its investment in Ohana of $659 in fiscal 2006. No amount of the charge will result in future cash expenditures. The carrying value of the Company’s investment in Ohana at December 31, 2007 and 2006 was $91.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

6.	Asia Digital Media Joint Venture

In 2004, the Company and certain other investors agreed to subscribe for shares in a newly formed joint venture called Asia Digital Media pursuant to a subscription agreement. Mr. James D. Kendry, the Company’s Vice President and Chief Governance Officer, is a director of Asia Digital Media. The Company owns approximately 44% of the issued share capital of Asia Digital Media, and the Company’s conclusion that Asia Digital Media does not meet the definition of a variable interest entity has remained unchanged since its original investment.

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $77, $349 and $299, in its condensed consolidated statement of operations for 2007, 2006 and 2005, respectively. The Company has recorded cumulative losses through December 31, 2007 from its investment in Asia Digital Media of $1,188 since its investment in the fourth quarter of 2004.

During 2006, the Company was informed of changes in its Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. The Company had concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded an impairment of its investment in Asia Digital Media in the amount of $2,357 in fiscal 2006. No amount of the charge will result in future cash expenditures. After this impairment and inclusion of the Company’s share of Asia Digital Media’s losses, the remaining carrying value of the Company’s investment in Asia Digital Media at December 31, 2006 was $78. The Company continues to account for its investment in Asia Digital Media under the equity method and, as a result, the Company had no remaining carrying value of its investment by December 31, 2007.

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the May 2003 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, in terms of long-term liquidity requirements, the current obligations would require the Company to fund its remaining accrued restructuring charges for the May 2003 restructuring as follows: $135 in fiscal 2008 and $25 in fiscal 2009.

Summary of Accrued Restructuring Charges for May 2003 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at December 31, 2007, 2006 and 2005:

	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities:
December 31, 2007	$0.3	$0.1	$0.2

December 31, 2006	$0.4	$0.1	$0.3

December 31, 2005	$1.2	$0.8	$0.4

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

During 2006, the Company made further adjustments to the restructuring charges that had previously been recorded related to the June 2001 restructuring plan with respect to our Santa Clara, California facility, resulting from the conclusion of an extension agreement with the current sublessee to sublease the California facility through March 31, 2011, which represents substantially all of the remaining lease period on the building. As a

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

result of the conclusion of the final sublease arrangement during 2006, the Company adjusted its accrual related to the June 2001 restructuring by $2,765 to reflect the known sublet lease recoveries under the extension agreement.

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $5,300 of its accrued restructuring charges for the June 2001 restructuring in fiscal 2008, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,600 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the June 2001 restructuring plan at December 31, 2007, 2006 and 2005:

	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities:
December 31, 2007	$24.2	$5.1	$—	$19.1

December 31, 2006	$25.5	$4.1	$2.8	$24.2

December 31, 2005	$28.8	$3.3	$—	$25.5

Discontinuance of non-core products and programs:
December 31, 2005	$0.1	$0.1	$—	$—

As of December 31, 2007, the Company had estimated a total of $9,000 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

8.	Investments

The Company’s investments consist of the following:

	December 31,
	2007	2006
Short-term marketable investments:
Held to maturity, at amortized cost:
Corporate debt securities	$—	$2,639

Long-term strategic and equity method investments:
Equity method investment—Asia Digital Media Limited	$—	$78
Long-term strategic investment—Ohana	91	91

Total long-term strategic and equity method investments	$91	$169

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

9.	Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2007	2006
Computer and telecom equipment	$20,945	$18,527
Furniture and fixtures	5,912	5,309
Leasehold improvements	12,866	11,294
Internal-use software	8,611	7,352

	48,334	42,482
Less: accumulated depreciation and amortization	(46,844)	(39,761)

Total property and equipment, net	$1,490	$2,721

10.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
Payroll and related benefits	$5,143	$7,204
Other	400	2,051

	$5,543	$9,255

11.	Income Taxes

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	Year Ended December 31,
	2007	2006	2005
Income (loss) before income taxes:
United States	$(1,826)	$(8,204)	$2,516
Foreign	(4,056)	(6,929)	4,390

	$(5,882)	$(15,133)	$6,906

Provision for income taxes:
Current:
Federal	$(4)	$50	$(142)
State and local	(10)	(32)	(65)
Foreign	(294)	(302)	(325)

	(308)	(284)	(532)

Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$(308)	$(284)	$(532)

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

A reconciliation between income taxes computed at the federal statutory rate and income tax provision is shown below:

	Year Ended December 31,
	2007	2006	2005
Income tax benefit at federal statutory rate	$2,000	$5,145	$(2,348)
State and local taxes, net of federal benefits	49	539	(42)
Foreign earnings rate differential and withholdings	(82)	(231)	46
Amortization of purchased intangibles	—	—	28
Stock option tax deduction not benefited	(618)	(618)	584
Foreign research and development tax credits	2,059	833	9,478
Imputed interest on intercompany advances	(946)	—	—
Other	(69)	9	(226)
Adjustments to deferred tax assets	5,464	5,235	381
Operating losses and credits not benefited	(89)	(190)	(468)
Valuation allowances on future benefits of tax losses and credits available	(8,076)	(11,006)	(7,965)

Total provision for income taxes	$(308)	$(284)	$(532)

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company’s net deferred tax benefits (liabilities) are as follows:

	December 31,
	2007	2006
Current asset (liability):
Accrued restructuring charges	$1,729	$1,178
Other allowances and accruals	2,610	2,533
Deferred revenue	818	(422)

Total	5,157	3,289

Non-current asset:
Accrued restructuring charges	4,419	4,360
Property, plant, equipment and intangibles	12,722	12,701
Write-downs of strategic investments	4,353	5,499
United States and Foreign NOL and tax credit carry-forwards	129,340	122,066

Total	150,834	144,626

Total deferred tax asset	155,991	147,915
Valuation allowance	(155,991)	(147,915)

Net deferred tax asset	$—	$—

United States and foreign NOL and tax credit carry-forwards include $17,048 and $17,303 at December 31, 2007 and 2006, respectively, related to NOL carry-forwards resulting from the exercise of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

credit carry-forwards include NOL carry-forwards and research and development credits of approximately $12,183 from enCommerce, $6,204 from Business Signatures and $2,770 from Entrust Japan, at the date of acquisition, with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be first credited to the applicable goodwill and other intangibles arising from the acquisition and then to income tax expense. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce and Business Signatures. The acquired NOL carry-forwards from Business Signatures are included under “Adjustments to deferred tax assets” for 2006 in the reconciliation to the federal statutory rate above.

The Company periodically assesses the likelihood of realizing its deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets that it believes is more likely than not to be realized. The Company believes it may not generate sufficient future taxable income in specific tax jurisdictions to utilize all of its NOL carry-forwards before their expiration and, as a result, has retained a valuation allowance of $155,991.

As at December 31, 2007, the Company has net operating loss carry-forwards of approximately $275,323. Of that total approximately $223,213 relate to the United States operations and will expire at various dates in the years 2018 to 2026. The balance of approximately $52,110 relates to foreign operations, which will expire at various dates in the years 2008 to 2014. In addition, the Company has $2,069 of United States research and development credits expiring at various dates between 2016 and 2027 and foreign research and development tax credits of $25,446 expiring at various dates between 2010 and 2027.

12.	Long-Term Liabilities

Long-term liabilities include capital lease obligations of $3 and $22 at December 31, 2007 and 2006, respectively, assumed as a result of the acquisition of Entrust Japan during 2004. The current portions of the capital lease obligations of $3 and $19 at December 31, 2007 and 2006, respectively, have been included in accrued liabilities. The capital lease obligations bear interest at a rate of 6%.

The remainder of the balance of long-term liabilities of $218 and $228 at December 31, 2007 and 2006, respectively, consists primarily of long-term deposits received in connection with the sub-leasing of various United States facility locations.

13.	Capital Stock

(a)	Common Stock

The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 250,000,000 shares of Common stock.

(b)	Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock would have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as determined by the Board of Directors. As of December 31, 2007, the Company had not issued any shares of Preferred stock.

(c)	Stock Repurchase Program

On July 29, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an aggregate of 7,000,000 shares of its Common stock. The program has subsequently been

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

extended three times, most recently on July 22, 2005 when the Board of Directors authorized a further extension of this stock repurchase program to permit the purchase of up to 10,000,000 shares of the Company’s Common stock through December 15, 2006. This quantity of shares of Common stock is in addition to the 6,928,640 shares of the Company’s Common stock already purchased under the Company’s stock repurchase program through June 30, 2005. During 2006, the Company repurchased 703,000 shares of its Common stock for a total cash outlay of $2,519, at an average price of $3.58 per share, including commissions paid to brokers. As of December 15, 2006, the Company had repurchased 8,530,124 of the authorized 16,928,640 shares of its Common stock under this program, for a total cash outlay of $33,610, at an average price of $3.94 per share, including commissions paid to brokers.

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

14.	Stock Based Compensation and Stock Option Plans

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

The options under the 2006 Plan, 1996 Plan, 1999 Plan, enCommerce 1997 Plans and Special Plan are granted at the then-current fair market value of the Common stock of the Company and generally may be exercised in equal proportions over the defined vesting period for each grant, generally two to four years. All awards granted before April 29, 2005, generally expire on the tenth anniversary of the grant date or upon termination of employment, while options granted on or after April 29, 2005, generally expire on the seventh anniversary of the grant date or upon termination of employment. Restricted stock units (“RSUs”) granted under these plans entitle the holder to exercise the options in exchange for shares of Common stock as the award vests. RSUs generally vest ratably over four years.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

On July 19, 2006, the Company assumed the obligations of Business Signatures under its 2002 Stock Plan. Under this plan, the Company assumed options to purchase 1,792,092 shares of Business Signature Common stock in exchange for options to purchase 1,150,590 shares of the Company’s Common stock. Options under this plan may be granted to employees, officers, directors or consultants and generally expire ten years from the date of grant. Incentive options may only be granted to employees at an exercise price of no less than fair value on the date of grant. Non-statutory options may be granted at an exercise price of no less than 85% of fair value on the date of grant. For owners of more than 10% of the common stock, incentive options may only be granted for an exercise price of no less than 110% of fair value and these options generally expire five years from date of grant. Options generally vest and become exercisable as the award vests, generally over four years.

During 2007, 14,450 options expired. These options are included in total forfeitures in the table below.

Summary of activity for all plans under the 2006 Plan, the Business Signatures 2002 Plan, as assumed, and the Prior Plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Balance at December 31, 2004	14,372,604	15,026,800	$5.78	$4,334	0.29	7.13
Exercisable		9,137,383	6.59	2,406	0.26	6.49
Forfeiture of restricted stock issued to former and current members of Board of Directors and employee	750
Stock options:
Granted	(1,171,200)	1,171,200	4.00	985	$0.84
Forfeited	1,617,857	(1,617,857)	5.29	975	0.60
Exercised		(1,551,956)	3.27	7,511	4.84
Restricted stock units:
Granted	(529,685)	529,685	—	2564	4.84
Forfeited	40,695	(40,695)	—	197	4.84
Stock appreciation rights:
Granted	(132,668)	132,668	3.97	115	0.87
Forfeited	28,334	(28,334)	3.97	25	0.87

Balance at December 31, 2005	14,226,687	13,621,511	5.75	7,625	0.56	6.16
Exercisable		10,782,591	6.52	4,238	0.39	6.03
Authorized:	5,950,590
Terminated under Prior Plans:	(14,109,186)
Stock options:
Granted	(1,749,500)	1,749,500	3.55	1,259	0.72
Net Assumed—Business Signatures 2002 Stock Plan	(1,150,590)	1,150,590	1.48	2,282	2.35
Forfeited	1,229,034	(1,229,034)	6.09	—	4.98
Vested		(923,973)	4.42	—	3.14
Unvested		(305,061)	2.63	272	2.57
Exercised		(569,170)	3.87	676	1.46

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Restricted stock units:
Granted	(890,389)	607,932	$—	$2,595	$3.48
Forfeited	108,371	(99,521)	—	337	3.76
Unvested		(99,521)	—	337	3.76
Matured		(114,345)	3.48	398	3.48
Stock appreciation rights:
Granted	(1,189,600)	1,189,600	3.71	669	1.28
Forfeited	80,750	(80,750)	3.58	12.00	1.19
Unvested		(80,750)	3.58	12	1.19

Balance at December 31, 2006	2,506,167	16,226,313	5.30	8,281	0.54	6.41
Exercisable		11,385,030	5.97	4,698	0.41	5.49
Stock options:
Granted	(1,237,600)	1,287,600	3.74	5	—
Forfeited	690,411	(1,329,682)	4.32	228	0.17
Vested		(651,930)	5.43	152	0.23
Unvested		(677,752)	3.25	76	0.11
Exercised		(607,277)	1.80	397	0.65
Restricted stock units:
Granted	(476,000)	238,000	—	459	1.93
Forfeited	165,552	(146,840)	—	283	1.93
Unvested		(146,840)	—	283	1.93
Matured		(310,682)	3.82	599	1.93
Stock appreciation rights:
Forfeited	—	(102,270)	3.83	—	—
Unvested		(102,270)	3.83	—	—
Exercised	—	(6,749)	3.83	—	—
Balance at December 31, 2007	1,648,530	15,248,413	5.39	390	0.03	4.80

Exercisable		11,565,690	5.86	320	0.03	4.51

For the twelve months ended December 31, 2007, compensation cost of $4,997, was recognized for employee stock compensation. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

Prior to the adoption of SFAS No. 123(R), the Company recognized stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as if the Company had applied the fair value method to measuring stock-based compensation expense.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

If the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard for 2005 would have approximated the impact of SFAS No. 123, as described in the disclosure of pro forma net income (loss) and earnings per share in the following table.

Year Ended December 31, 2005
Net income, as reported	$6,374
Total stock-based employee compensation expense determined under fair value-based method for all awards	$(8,473)

Pro forma net loss	$(2,099)

Net income (loss) per share:
Basic—as reported	$0.10
Basic—pro forma	$(0.03)
Diluted—as reported	$0.10
Diluted—pro forma	$(0.03)

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2007, the Company issued 238,000 restricted stock units to employees with an average grant date fair value of $1.58 per unit. Restricted stock units are valued at fair value of the underlying stock on the date of grant. Compensation cost related to RSUs is recognized over the requisite service period, which is generally between two to four years.

Of the restricted stock units granted in 2007, 194,000 carry specific performance vesting conditions. The vesting of such awards is subject to certain performance targets in future periods. If such performance conditions are not met, the awards forfeit. As of December 31, 2007, the Company has recognized $105 of compensation cost with respect to these awards. A total of 662,820 RSUs are outstanding at December 31, 2007 with an aggregate fair value of $2,547.

The total compensation cost related to non-vested RSUs awards not yet recognized, and the related weighted-average requisite service period remaining is as follows:

	As at December 31, 2007
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years	Average Grant Date Fair Value per Unit
2005	$627	1.46	$4.01
2006	306	0.34	$3.51
2007	134	0.62	$2.02

	$1,067

Stock Appreciation Rights (“SARs”)

SARs give the issuer a right to participate in the appreciation of the underlying stock up to a ‘capped’ value of four times the stock price on date of grant. SARs are settled by issuance of common stock.

There were no SARs granted to employees in the year ended December 31, 2007. A total of 1,189,600 SARs were granted to employees in the year ended December 31, 2006, which had an average strike price of $3.71 per

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

right, equivalent to the underlying share price on the date of grant. These instruments vest over four years and have a contractual life of seven years. A total of 132,668 SARs were granted to the members of our Board of Directors in 2005 and have a vesting period of three years and a contractual life of seven years. The total compensation cost related to these SARs awards not yet recognized is displayed in the following table:

	As at December 31, 2007
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years
2005	$9	0.39
2006	372	2.17

	$381

The number of SARs exercisable into Common Stock was 565,136 and 55,063; at December 31, 2007 and 2006; respectively. The weighted average exercise price of these exercisable outstanding SARs was $3.75 and $3.97 respectively.

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

The total compensation cost related to non-vested stock option awards not yet recognized and the related weighted average period remaining for stock options is as follows:

	As at December 31, 2007
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years
2004	$121	0.44
2005	211	0.74
2006	2,332	2.74
2007	1,221	2.67

	$3,885

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The number of outstanding options exercisable into Common stock was 11,000,554, 11,329,967, and 10,782,591; at December 31, 2007, 2006, and 2005, respectively. The weighted average exercise price of these exercisable outstanding options was $5.97, $5.98, and $6.52, respectively.

Valuation of Stock Options

Under the Black-Scholes option pricing model, input assumptions are determined at the time of option grant and are not adjusted during the life of that grant. The following weighted average assumptions were used in the option fair value calculations.

Year of Grant	2004	2005	2006	2007
Expected term (years)	5.00	5.00	4.75	4.75
Expected volatility	102%	55%	55%	55%
Dividend yield	—	—	—	—
Expected risk free interest rate	3.20%	4.07%	4.82%	4.75%

Significant input assumptions required to estimate the fair value of stock options include the following:

•	Expected Term: The SEC Staff Accounting Bulletin No. 107 “simplified” method has been used to determine a weighted average expected term of the instruments granted.

•	Expected Volatility: The Company has estimated expected volatility based on its actual stock price history over a reasonable period of time.

•

Forfeitures: The Company calculates a forfeiture rate using historical data of all option exercises and option cancellations. The Company identified two distinct categories for this purpose; executives and non-executives, based on the employment termination behavior of these two categories of employees. These estimated forfeiture rates are used in the calculation of the stock based compensation costs and are re-evaluated on an on-going basis.

Summary Stock Options and SARs

The following tables summarize information concerning outstanding stock options and SARs as at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 to $2.44	412,015	6.11	$1.03	$391	232,432	5.77	$0.58	$320
$2.45 to $3.50	2,944,513	5.49	$3.06		2,258,039	5.41	$3.05
$3.51 to $4.00	3,009,939	5.23	$3.82		1,559,065	4.86	$3.84
$4.01 to $5.00	2,086,409	5.77	$4.56		1,383,437	5.67	$4.72
$5.01 to $6.72	124,735	1.54	$6.20		124,735	1.54	$6.20
$6.73 to $6.86	1,616,194	2.54	$6.75		1,616,194	2.54	$6.75
$6.87 to $10.00	4,028,650	3.31	$6.88		4,028,650	3.31	$6.88
$10.01 to $50.00	355,838	2.07	$23.18		355,838	2.07	$23.18
$50.01 to $130.25	7,300	2.24	$82.70		7,300	2.24	$82.70

	14,585,593	4.45	$5.39	$391	11,565,690	4.09	$5.86	$320

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Stock Option and SARs In-the-Money and Out-of-the-Money Information as of December 31, 2007(1)

	Exercisable	Un-exercisable	Total	Percentage of Total Options Outstanding
In-the-Money	200,906	72,083	272,989	2%
Out-of-the-Money	11,364,784	2,947,820	14,312,604	98%

Total Options and SARs Outstanding	11,565,690	3,019,903	14,585,593	100%

(1)	The average closing price of the Common stock was $1.94 for the year ended December 31, 2007, as reported by the NASDAQ Global Market. The closing price at December 31, 2007 was $1.93.

15.	Net Income (Loss) Per Share

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock under the treasury stock method for the years ended December 31, 2007 and 2006 was 1,070,123 and 482,153 shares, respectively, compared to a dilutive effect of 1,682,383 shares for the year ended December 31, 2005, which increased the weighted average common shares outstanding used in the computation of diluted net income (loss) per share. In addition, 11,364,784, 7,736,224 and 7,756,093 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

16.	Related Party Transactions

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

Revenues include sales to Asia Digital Media for 2005 of $667, net of intercompany profit eliminations. Sales and marketing expenses include $153 and $299 for consulting services received from Asia Digital Media in 2007 and 2006, respectively.

Asia Digital Media reimburses the Company for expenses paid on behalf of Asia Digital Media. The expenses reimbursed in 2005 amounted to $112. These amounts have been recorded in these financial statements at the carrying amount of the transactions involved.

Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. There was no trade accounts receivable from Asia Digital Media at December 31, 2007 or 2006. Accounts payable include $44 and $82 due to Asia Digital Media at December 31, 2007 and 2006, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

17.	Commitments and Contingencies

(a)	Lease and Other Commitments

The Company leases administrative and sales offices and certain property and equipment under non-cancelable operating leases that expire at various dates up to 2015. Total rent expenses under such leases for 2007, 2006 and 2005 were $5,050, $5,258 and $5,704, respectively. At December 31, 2007, the future minimum lease payments under operating leases before considering subleases were as follows:

	Lease Payments on Utilized Facilities	Lease Payments on Restructured Facilities	Total Lease Payments
2008	$4,677	$6,471	$11,148
2009	3,282	6,731	10,013
2010	2,616	6,999	9,615
2011	2,147	2,663	4,810
2012	2,371	—	2,371
Thereafter	6,915	—	6,915

Total future minimum lease payments including restructured facilities	$22,008	$22,864	$44,872

In addition to the lease commitments included above, the Company has provided letters of credit totaling $3,250 as security deposits in connection with certain office leases. The Company has non-cancelable subleases of certain facilities included above. Payments to be received under these subleases will total $1,182 in 2008, $1,219 in 2009, $1,255 in 2010 and $322 in 2011, all of which relate to restructured facilities. In addition, the Company has a non-cancelable sublease that is not related to a restructured facility that includes payments to be received of $470 in 2008, $565 in 2009, $585 in 2010, $589 in 2011, $2,389 in 2012 and beyond.

The Company has also entered into a financing arrangement for the purpose of funding certain annual insurance premiums, with a remaining balance of $605 at December 31, 2007.

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

18.	Employee Savings Plan

The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 4.5% of their individual compensation. Matching contributions made by the Company totaled $1,391, $991, and $785 for 2007, 2006, and 2005, respectively.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

19.	Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2007	2006	2005
Income taxes paid, net	$380	$509	$584

20.	Segment, Geographic and Major Customer Information

(a)	Segment Information

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

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2007	2006	2005
Revenues:
United States	$47,630	$47,958	$44,333
Canada	21,099	18,216	20,293
Europe, Asia and Other	30,936	29,009	33,502

Total revenues	$99,665	$95,183	$98,128

Segment operating income (loss) before depreciation and amortization and restructuring charges:
United States	$(8)	$(2,339)	$1,832
Canada	(1,996)	(3,193)	9,371
Europe, Asia and Other	(116)	(1,576)	(434)

Total segment operating income (loss) before depreciation and amortization and restructuring charges	(2,120)	(7,108)	10,769

Depreciation and amortization expense:
United States	3,015	1,417	668
Canada	1,689	2,227	4,782
Europe, Asia and Other	131	83	148

Total depreciation and amortization	4,835	3,727	5,598

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

	Year Ended December 31,
	2007	2006	2005
Restructuring charges:
United States	—	2,765	—
Canada	—	—	—
Europe, Asia and Other	—	—	—

Total restructuring charges	—	2,765	—

Segment operating income (loss) and consolidated income (loss) from operations:
United States	(3,023)	(6,521)	1,164
Canada	(3,685)	(5,420)	4,589
Europe, Asia and Other	(247)	(1,659)	(582)

Total segment operating income (loss) and consolidated income (loss) from operations	(6,955)	(13,600)	5,171

Other income (expense):
United States	1,197	(1,683)	1,352
Canada	(105)	149	422
Europe, Asia and Other	(19)	1	(39)

Other income (expense)	1,073	(1,533)	1,735

Income (loss) before income taxes:
United States	(1,826)	(8,204)	2,516
Canada	(3,790)	(5,271)	5,011
Europe, Asia and Other	(266)	(1,658)	(621)

Income (loss) before income taxes	$(5,882)	$(15,133)	$6,906

Long-lived assets:
United States	$73,756	$76,575	$16,511
Canada	2,761	4,290	5,885
Europe, Asia and Other	300	403	477

Total long-lived assets	$76,817	$81,268	$22,873

Total assets:
United States	$95,988	$105,831	$95,057
Canada	22,146	18,655	30,771
Europe, Asia and Other	4,020	3,330	4,621

Total	$122,154	$127,816	$130,449

(c)	Major Customer Information

The United States government represented 15%, 15% and 17% of total revenues in 2007, 2006 and 2005, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 10%, 10% and 9% of total revenues in 2007, 2006 and 2005, respectively. The Canadian government represented 9%, 10% and 10% of total revenues in 2007, 2006 and 2005, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 7%, 9% and 6% of total revenues in 2007, 2006 and 2005, respectively. No other individual customer accounted for 10% or more of total revenues in 2007, 2006 and 2005.

EXHIBIT INDEX

Exhibit Number	Description	Form	Number

2.1(1)†	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2(2)†	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1(8)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2(10)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

10.1(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.2(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.3(8)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.4(7)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.5(7)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.6(7)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

10.7(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.8(5)*	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.9(11)*	1999 Non-Officer Employee Stock Incentive Plan, as amended	10-K	10.15

10.10(8)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.11(8)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.12(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.13(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.14(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

Exhibit Number	Description	Form	Number

10.15(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

10.16(8)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

10.18(8)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

10.19(12)*	Letter Agreement dated August 29, 2003 between the Registrant and Hans Downer	10-Q	10.1

10.20(12)*	Executive Severance Agreement dated September 4, 2003 between the Registrant and Kevin Sullivan	10-Q	10.2

10.21(12)*	Transition Agreement and Release dated September 18, 2003 between the Registrant and Edward J. Pillman	10-Q	10.3

10.22(13)*	Employment Letter dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.22

10.23(13)*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.23

10.24(13)*	Executive Severance Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.24

10.25(13)*	2005 Sales Compensation Plan dated March 14, 2005 between the Registrant and Jim N. Contardi	10-K	10.25

10.26(13)*	Separation Agreement and Release dated December 21, 2004 between the Registrant and Kevin Sullivan	10-K	10.26

10.27(13)*	Consulting Services Letter Agreement dated January 7, 2005 between the Registrant and Ed Pillman	10-K	10.27

10.28(14)*	Separation Agreement dated January 24, 2006 between the Registrant and Hans Downer	10-K	10.28

10.29(14)*	Letter Agreement dated September 9, 2004 between the Registrant and Peter Bello	10-K	10.29

10.30(14)*	Executive Severance Agreement dated September 9, 2004 between the Registrant and Peter Bello	10-K	10.30

10.31(14)*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement between the Registrant and Peter Bello	10-K	10.31

10.32(14)*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Hans Ydema	10-K	10.32

10.33(14)*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Sam Morcos	10-K	10.33

10.34(15)*	Contract of Employment dated October 29, 2006 between the Entrust (Europe) Ltd and Andrew Pinder	10-K	10.34

Exhibit Number	Description	Form	Number

10.35(15)*	Severance and Change in Control Agreement dated February 15, 2007 between the Registrant and David J. Wagner	10-K	10.35

10.36(15)*	Severance and Change in Control Agreement dated February 15, 2007 between the Registrant, Entrust Limited and Kevin Simzer	10-K	10.36

10.37(16)*	2007 Sales Compensation Plan between the Registrant and Hans Ydema, dated February 7, 2007	10-Q	10.2

10.38(16)*	2007 Sales Compensation Plan between the Registrant and Sam Morcos, dated April 26, 2007	10-Q	10.3

10.39(16)*	Separation Agreement between the Registrant and Hans Ydema, dated March 1, 2007	10-Q	10.1

10.40(17)*	Employee Agreement between the Registrant and Steve Holton, dated April 6, 2007	10-Q	10.1

10.41(17)*	Executive Severance Agreement between the Registrant and Steve Holton, dated April 6, 2007	10-Q	10.2

10.42(17)*	Confidentiality, Non-Solicitation, Non-Competition, and Code of Conduct Agreement between the Registrant and Steve Holton, dated April 9, 2007	10-Q	10.3

10.43(18)*	2007 Sales Compensation Plan between the Registrant and Steve Holton, dated October 18, 2007	10-Q	10.1

10.44(19)*	Letter Agreement between the Registrant and Sam Morcos, dated November 1, 2007	8-K	10.1

10.45(19)*	Release Agreement between the Registrant and Sam Morcos, dated November 2, 2007	8-K	10.2

10.46(20)*	Amendment Agreement between the Registrant and Sam Morcos, dated February 5, 2008	8-K	10.1

10.47(21)*	Entrust 2007 Performance Bonus Plan	8-K	10.1

21	Subsidiaries of the Registrant	Enclosed Herewith

23.1	Consent of Grant Thornton LLP	Enclosed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Enclosed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Enclosed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Enclosed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Enclosed Herewith

*	Management contract of compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).

(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-24733).
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-24733).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24733).
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-24733).
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-24733).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-24733).
(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-24733).
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 000-24733).
(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 000-24733).
(18)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 000-24733).
(19)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 5, 2007 filed with the Securities and Exchange Commission on November 6, 2007 (File No. 000-24733).
(20)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2008 filed with the Securities and Exchange Commission on February 8, 2008 (File No. 000-24733).
(21)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 26, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 000-24733).
†	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.