Form 10-Q
period 2008-03-31
ENTRUST INC
filed 2008-05-07
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

There were 61,268,351 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of May 5, 2008.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$22,822	$20,485
Accounts receivable (net of allowance for doubtful accounts of $1,923 at March 31, 2008 and $2,009 at December 31, 2007)	19,212	20,773
Prepaid expenses and other receivables	3,375	4,079

Total current assets	45,409	45,337
Property and equipment, net	1,313	1,490
Purchased product rights and other purchased intangible assets, net	10,938	11,543
Goodwill	60,214	60,214
Long-term strategic and equity investments	91	91
Other long-term assets, net	3,655	3,479

Total assets	$121,620	$122,154

Liabilities
Current liabilities:
Accounts payable	$11,245	$10,787
Accrued liabilities	4,206	5,543
Accrued restructuring charges, current portion	5,451	5,419
Deferred revenue	28,898	27,894

Total current liabilities	49,800	49,643
Accrued restructuring charges, long-term portion	12,411	13,847
Other long-term liabilities	778	218

Total liabilities	62,989	63,708

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 61,230,425 and 61,098,702 issued and outstanding shares at March 31, 2008 and December 31, 2007, respectively	611	611
Additional paid-in-capital	772,267	771,223
Accumulated deficit	(714,703)	(713,523)
Accumulated other comprehensive income	452	131

Total shareholders’ equity	58,627	58,442

Total liabilities and shareholders’ equity	$121,620	$122,154

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(In thousands, except share and per share data)	2008	2007
Revenues:
Product	$9,630	$9,144
Services and maintenance	16,208	15,419

Total revenues	25,838	24,563

Cost of revenues:
Product	2,362	1,808
Services and maintenance	7,855	7,448
Amortization of purchased product rights	345	332

Total cost of revenues	10,562	9,588

Gross profit	15,276	14,975

Operating expenses:
Sales and marketing	8,703	9,093
Research and development	4,742	5,349
General and administrative	3,116	3,260

Total operating expenses	16,561	17,702

Loss from operations	(1,285)	(2,727)

Other income (expense):
Interest income	131	180
Foreign exchange gain	20	247
Gain on sale of long-term strategic investments	18	—
Loss from equity investments	—	(77)

Total other income (expense)	169	350

Loss before income taxes	(1,116)	(2,377)
Provision for income taxes	64	52

Net loss	$(1,180)	$(2,429)

Net loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted average common shares used in per share computations:
Basic	61,165	60,387
Diluted	61,165	60,387

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,180)	$(2,429)
Non-cash items in net loss:
Depreciation and amortization	1,280	1,072
Non-cash compensation expense	1,043	1,305
Loss from equity investments	—	77
Provision for doubtful accounts	—	40
Gain on sale of long-term strategic investments	(18)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,675	(257)
(Increase) decrease in prepaid expenses and other receivables	723	(161)
Increase in accounts payable	970	1,523
Decrease in accrued liabilities	(1,774)	(7,104)
Decrease in accrued restructuring charges	(1,404)	(1,238)
Increase in deferred revenue	1,173	4,628

Net cash provided by (used in) operating activities	2,488	(2,544)

INVESTING ACTIVITIES:
Maturities of marketable investments	—	2,639
Purchases of property and equipment	(143)	(72)
Proceeds on disposition of property and equipment	—	372
Proceeds on sale of long-term strategic investments	18	—
Increase in other long-term assets	(527)	(136)

Net cash provided by (used in) investing activities	(652)	2,803

FINANCING ACTIVITIES:
Increase in long-term deposits	560	—
Proceeds from exercise of stock options	1	557

Net cash provided by financing activities	561	557

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(60)	85

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,337	901
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,485	19,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,822	$20,789

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2. FAIR VALUE MEASUREMENT

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

Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The adoption of SFAS No. 157 will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. However, the Company will use fair value measurement under SFAS No. 157 in future evaluations of impairment under SFAS No. 142, “Goodwill and Other Intangibles” in fiscal years beginning after November 15, 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The adoption of SFAS No. 159 will not have a significant impact on its consolidated financial position, results of operations or cash flows, as the Company did not elect the fair value option for any financial assets or liabilities.

NOTE 3. STOCK-BASED COMPENSATION

Compensation cost related to stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) recognized in operating results was $1,043 and $1,305 in the three months ended March 31, 2008 and 2007, respectively.

The following table sets forth the related weighted-average assumptions, used to determine compensation cost for stock options and SARs.

	Three Months Ended, March 31, 2008	Three Months Ended, March 31, 2007
Weighted average assumptions:
Expected volatility	39%	55%
Risk free rate of return	4.43%	4.62%
Expected option term (years)	4.75	4.63

Summary of activity for the three months ended March 31, 2008 under the Company’s stock option plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Remaining Contractual Life in Years
Balance at December 31, 2007	1,648,530	15,248,413	5.39	390	4.80
Exercisable		11,565,690	5.86	320	4.51
Stock options:
Granted	(686,000)	686,000	2.10	272
Forfeited	112,750	(518,240)	6.98	1
Vested		(369,823)	8.14	1
Unvested		(148,417)	4.07	—
Exercised		(6,642)	0.23	15
Restricted stock units:
Granted	(177,000)	88,500	—	221
Forfeited	286,582	(153,206)	—	383
Unvested		(153,206)	—	383
Matured		(125,081)	2.52	313
Stock appreciation rights:
Forfeited	—	(46,432)	3.83	—
Unvested		(46,432)	3.83	—
Exercised	—	—	—	—

Balance at March 31, 2008	1,184,862	15,173,312	5.19	877	4.71
Exercisable		11,557,853	5.72	470	4.32

During the three months ended March 31, 2008, the amount of cash received from the exercise of stock options was $1.

At March 31, 2008, there was $2,880 of total unrecognized compensation cost related to non-vested stock option and SARs awards. Compensation expense related to stock options and SARs for the three months ended March 31, 2008 and 2007 was $751 and $966, respectively.

At March 31, 2008, there was approximately $916 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans. Compensation expense related to RSUs for the three months ended March 31, 2008 and 2007 was $292 and $339, respectively. During the first three months of 2008, the Company granted 50,000 RSUs, the vesting of which is based upon the achievement of market conditions. Compensation cost for an RSU award with a market condition are recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition, based on the grant date fair value of the award. However, unlike awards with a service or performance condition, the compensation cost for an award with a market condition will not be reversed solely because the market condition is not satisfied.

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the three months ended March 31, 2008:

	Three Months Ended March 31,
	2008	2007
Allowance for doubtful accounts, beginning of period	$2,009	$1,470
Provision for doubtful accounts, net	—	40
Amounts written-off, net of recoveries	(86)	(13)

Allowance for doubtful accounts, end of period	$1,923	$1,497

NOTE 5. ACCRUED RESTRUCTURING CHARGES

May 2003 Restructuring Plan

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

The balance of the accrued restructuring charges for the May 2003 restructuring are payable within the next 12 months.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at March 31, 2008:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2008
Consolidation of excess facilities	$0.2	0.1	$0.1

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $4,000 of its accrued restructuring charges for the June 2001 restructuring during the remainder of fiscal 2008, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,600 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges net of sublease recoveries related to the June 2001 plan at March 31, 2008:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2008
Consolidation of excess facilities	$19.1	$1.3	$17.8

As of March 31, 2008, the Company had estimated a total of $8,300 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

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

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock, or Common stock to be issued under stock award agreements, under the treasury stock method for the three months ended March 31, 2008 and 2007 was 1,594,728 and 326,281 shares, respectively, which increased the weighted average common shares outstanding used in the computation. In addition, 10,931,003 and 6,564,164 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

In the three months ended March 31, 2008, the Company issued 131,723 shares of Common stock, related to the exercise of employee stock options and restricted stock units.

NOTE 7. MARKETABLE AND OTHER INVESTMENTS

The Company maintains marketable investments mainly in a strategic cash management account. This account is used to invest primarily in highly rated corporate securities, in securities guaranteed by the U.S. government or its agencies and highly rated municipal bonds, primarily with a remaining maturity of not more than 24 months. All such investments are classified as held to maturity investments, and are stated at amortized cost. The Company did not hold any short term marketable investments as of March 31, 2008 and December 31, 2007.

Historically, the Company has not engaged in formal hedging activities, but the Company does periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. In the past, when advantageous, the Company has engaged in forward contracts to purchase Canadian dollars, to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the first quarter of 2008, the Company engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $3.0 million of its Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past March 31, 2008 and no previously purchased foreign exchange contracts had extended past December 31, 2007. Subsequent to March 31, 2008, the Company has engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $3.0 million of expenses denominated in Canadian dollars in the second quarter of 2008. The Company currently has not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the second quarter of 2008.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,007, net of recoveries, with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at March 31, 2008. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at March 31, 2008 represented approximately 14% of the voting share capital of Ohana. The carrying value of the Company’s investment in Ohana at March 31, 2008 was $91.

The Company also holds an equity interest in Asia Digital Media Limited (“Asia Digital Media”), which at March 31, 2008 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. There was no remaining carrying value of the Company’s investment in Asia Digital Media at March 31, 2008 and 2007. The Company recorded no revenues from Asia Digital Media for the three months ended March 31, 2008 and 2007.

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

The Company operates in three main geographic areas as follows:

	Three months ended March 31,
	2008	2007
Revenues:
United States	$11,981	$11,545
Canada	5,225	6,295
Europe, Asia and Other	8,632	6,723

Total revenues	$25,838	$24,563

Income (loss) before income taxes:
United States	$1,162	$239
Canada	(2,070)	(2,366)
Europe, Asia and Other	(208)	(250)

Total income (loss) before income taxes	$(1,116)	$(2,377)

	March 31, 2008	December 31, 2007
Total assets:
United States	$93,746	$95,988
Canada	22,943	22,146
Europe, Asia and Other	4,931	4,020

Total	$121,620	$122,154

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(1,180)	$(2,429)
Foreign currency translation adjustments	321	(88)

Comprehensive loss	$(859)	$(2,517)

NOTE 10. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding with no change in status.

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not anticipate the adoption of SFAS No. 161 will have a material impact on the disclosures already provided.

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

EXECUTIVE OVERVIEW

As a trusted security expert, Entrust secures digital identities and information through layered security approach that help provide confidence for consumers, enterprises and governments, enabling them to do transactions more securely. With more than 125 patents granted or pending, our solutions help secure information-sharing among stakeholders and enables compliance with information security and government regulations. More than 1,700 customers in 60 different countries across the globe leverage Entrust’s world-class solutions.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to architect, install, support, and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in the Internet security software and Public Key Infrastructure (PKI) fields, Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of its products, geographic representation, and customer segments. We continue to drive revenue in our key products.

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

Authentication and Transaction Monitoring, came together in 2007 to provide a new level of assurance for both internal and external parties, through Risk-Based Authentication.

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

Product Category Financial Metrics:

•	Entrust Emerging Growth Products accounted for 27% ($2.6 million) of product revenue for Q1, 2008.

•	Entrust PKI Products accounted for 70% ($6.8 million) of product revenue for Q1, 2008.

•	Entrust Single Sign-On Products accounted for 3% ($238 thousand) of product revenue for Q1, 2008.

These three categories are how we report our product revenue externally, but do not directly correlate to our three platforms that we use with customers.

We also provide support and maintenance services to our customers. Support and maintenance revenue made up nearly two-thirds of our total services revenues in Q1 of 2008, achieving record Q1 levels. It is important to note that we achieved record renewals in the first quarter of 2008 of over 96% in terms of customer retention rate. The customer retention rate and the associated dollar value renewals were over 96 percent in the quarter. We also provide professional services, including architecture, installation, and integration services related to the products that we sell. Our support and maintenance revenues have shown consistent steady growth increasing 13% over Q1 last year.

In Q1, 2008 deferred revenue increased $1.0 million, to $28.9 million from $27.9 million at year-end 2007. The increase in deferred revenue was driven by an increase in subscription product bookings and support and maintenance renewals. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software bookings.

In the first quarter of 2008, Entrust achieved an improvement of $0.02 per share from first quarter of 2007. During 2007, we significantly reduced our total expenses through a combination of managed headcount reductions lowering of contracting expenses and controlling variable operating costs. Those expense reduction initiatives were somewhat offset by the additional costs we experienced due an unfavorable shift in the exchange rates between the U.S dollar and other major currencies in 2007 and Q1 2008. This unfavorable shift in exchange rates has cost Entrust $3.5 million in additional reported expense in 2007 and an additional $2.3 million in Q1 of this year.

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

We market and sell our products and services in both the enterprise and government market space. In Q1, 2008, 53% of our product sales were in our extended government vertical market, which includes healthcare. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom, Kingdom of Saudi Arabia and across continental Europe. In fact, Entrust now counts 17 of the top 22 e-governments, as set forth in a report of Accenture issued in June 2007, as customers.

A key change in the government space has been the movement from purely internal security solutions that our customers require to more external citizen facing applications. These projects include ePassports, national ID programs, eBorders, physical and logical access programs for government employees, and a growing number of citizen facing applications. Security is at the core of all these projects and our wide product set positions Entrust well in this space. We have already announced six ePassport projects that Entrust has won and we have been selected as the infrastructure for a number of national ID and Ministry of Defense programs. In 2007, we won national PKI infrastructures in the Kingdom of Saudi Arabia, Brunei and Slovenia. Specifically, we had a one million dollar transaction in the 3rd quarter of 2007 for the Saudi Arabia PKI infrastructure, while in the fourth quarter of 2007 their ePortal infrastructure was our largest transaction. Further, in the first quarter of 2008 our largest transaction was for an eBorders project in Europe.

In Q1, 2008, 47% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In the first quarter of 2008, financial services accounted for 34% of product revenue. In this quarter, we had very good success in the financial vertical with our Risk Based Authentication solutions where we delivered for two top global financial institutions.

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

Entrust for years has been a leader in securing digital identities and information. Entrust has built on that heritage to become a leader in the Risk Based Authentication market. In Q1, 2008, Risk Based Authentication product revenue was $2.2 million. The key driver for our Risk Based Authentication platform is Entrust IdentityGuard. In the first quarter, Entrust IdentityGuard transactions increased to 56, up 65%, from 34 in Q1, 2007. New customer acquisition was also strong in Q1with 27 of the 56 transactions coming from new customers.

As of March 31, 2008, we have gone well over 10.0 million licensed users of IdentityGuard and have gone over $13.0 million in total sales of the solution. IdentityGuard’s low cost point, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

In the first quarter of 2007, Entrust introduced the industry’s first $5 one-time-passcode (OTP) security token. In the second quarter of 2007, we made the product commercially available and delivered our tokens to our first customers. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors. In this quarter, we received customer commitment on our largest IdentityGuard token deal, which is for 500,000 tokens over the next three years.

In April 2006, Entrust introduced a Managed Public Key Infrastructure (PKI) service. This service was launched in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. In December 2006, the Entrust managed PKI service made the General Services Administration (“GSA”) list of approved shared service providers. This status enables Entrust to help federal agencies reap the security benefits of PKI without having to maintain the certification authority (“CA”) themselves. In Q3, 2007, we became the primary supplier for the US Federal Government’s General Services Administration HSPD-12 directive. In Q1 of 2008, we achieved record bookings of over $1.0 million and captured two Fortune 200 accounts.

Our managed service is not our first entrance into the services business. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our

SSL certificate business, which increased 41% in the first quarter over last year and achieved record order bookings. With the introduction of the new Extended Validation SSL Certificates and Unified Communications Certificates we should be able to grow this business into 2008.

Entrust in the past has relied significantly on large deals, meaning deals of $1 million or more, in each quarter. We have over the past few years reduced this dependence, but they remain a significant portion of our product revenue on a quarterly basis. Our software revenue from our top five customers in Q1, 2008 was approximately 11% of our total revenue in the quarter and we did not have a product deal over $1 million in the quarter. These numbers were at the low end of our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to two transactions over $1 million. In the quarter, over 90 percent of our product revenue came from transactions under $500 thousand. This shift in our business model to more, smaller transactions has reduced our dependence on deals over $500 thousand.

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

BUSINESS OVERVIEW

During the first quarter of 2008, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $25.8 million represented a 5% increase from the first quarter of 2007, and consisted of 37% product sales and 63% services and maintenance. Services and maintenance revenues increased 5% from the first quarter of 2007, due to increased demand for both consulting services and support and maintenance services, while product revenues also increased 5% from the first quarter of 2007, driven by an improved product transaction closure rate, despite a lower average purchase value, compared to the same quarter of 2007. Net loss for the first quarter of 2008 was $1.2 million, or $0.02 per share, compared to net loss of $2.4 million, or $0.04 per share for the same period of 2007, with total expenses decreasing 1% to $27.1 million. We generated $2.5 million in cash flow from operations in the first quarter of 2008, compared to net cash used in operations of $2.5 million in the same quarter of 2007. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 27% of product revenue, which is an increase of 13% from Q1, 2007 and 5% from Q4, 2007. Entrust PKI Products accounted for 70% of product revenue, which is an increase of 6% from Q1, 2007 and 1% from Q4, 2007. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 41% over Q1, 2007 and 4% over Q4, 2007. Entrust Single Sign-On Products accounted for 3% of product revenue, which is a decrease of 41% from Q1, 2007 and 71% from Q4, 2007. Extended Government accounted for 53% and Extended Enterprise accounted for 47% of the product revenue in the quarter. The financial vertical accounted for approximately 34% of first quarter 2008 product revenues, an increase of 84% over Q1, 2007 and a decrease of 6% from Q4, 2007.

Other highlights from the first quarter of 2008 included:

•

The top five product transactions accounted for 11% of Q1, 2008 revenues. The average purchase size this quarter was $50,000, down from $61,000 in Q1, 2007 and $57,000 in Q4, 2007. Total transactions in Q1, 2008 were 136, which is up from 113 in Q1, 2007, and down from 138 in Q4, 2007. Forty-two (or 31%) of the transactions were from new customers, an increase of 83% from Q1, 2007.

•	Entrust IdentityGuard transactions increased to 56 this quarter, up from 34 in Q1, 2007 and 54 in Q4, 2007. Entrust IdentityGuard product revenue increased 250% from Q1, 2007 and 18% from Q4, 2007.

•	Deferred revenue was $28.9 million, which is an increase of 2% from Q1, 2007 and 4% from Q4, 2007.

•	We ended Q1, 2008 with $22.8 million in cash and cash equivalents, which is up from $20.8 million at the end of Q1, 2007 and $20.5 million at the end of Q4, 2007, and no debt.

•

We had no product transactions over $1 million in Q1, 2008, compared to one such transaction in Q1, 2007. Revenue from transactions under $500 thousand increased 13% from Q1, 2007, continuing to drive our strategy to be less reliant on large deals. Transactions under $500 thousand accounted for 90% of product revenue in Q1, 2008, compared to 84% in Q1, 2007.

•

Entrust announced the launch of the most advanced iteration of PKI to date in Entrust Authority 8.0 — the benchmark for digital identity and information security. A key component of a layered security approach, the latest release of Entrust Authority offers a unique, integrated platform for the widely used X.509 standard PKI digital certificates, as well as the specialized certificate types and capabilities required for new global ePassport initiatives.

•

Entrust offers integrated secure delivery using the Adobe® portable document format (PDF) — in addition to Web and standards-based delivery — via the Entrust Entelligence Messaging Server. Already supporting OpenPGP, S/MIME and Webmail Pull and Web Mail push delivery methods, Entrust Entelligence Messaging Server’s new secure PDF delivery capability provides end-users with easy-to-understand secure communication with financial institutions, enterprises, vendors and partners. A fully integrated feature, reading encrypted messages now only requires a PDF reader, which comes standard on the majority of today’s personal computers and laptops. Encryption is achieved through strong password-based encryption standards. Users can receive encrypted messages complete with subject line, body and, unique to the Entrust Entelligence Messaging Server, can reply to their secure message with an encrypted message.

•

Entrust added critical administrator authentication support for Windows and Unix to its versatile authentication platform, Entrust IdentityGuard. Built on standards like Web services and Radius, Entrust IdentityGuard easily fits into an organization to protect critical enterprise assets. This includes the ability to protect remote access applications (e.g., IP-Sec and SSL VPN, Citrix); Web applications, including Microsoft Outlook® Web Access; and Microsoft Windows desktops. New to the product, Entrust IdentityGuard can also now strongly authenticate administrators accessing Microsoft Windows servers, both locally and remotely. Entrust IdentityGuard also introduced support for protecting administrator access to Unix servers, giving deploying organizations the ability to protect users and servers across a heterogeneous environment.

•

Banking and Business Solutions (BBS) selected Entrust Authority Security Manager as their complete managed PKI services solution. As one of the largest PKI service environments in Europe, BBS brings to market more than three decades of experience in delivering world-class financial infrastructures, including the Norwegian BankID solution, which won the eema Excellence Award in Europe for Securing e-Business. BBS’ security service portfolio comprises eID infrastructures and value-added services as multi-ID authentication and signing solutions, long-term archive capabilities, mobile signature services, Det norske Veritas Validation Service and One-Time-Code-based services.

•

Germany-based Universa, the country’s oldest private health insurance organization, sought a trusted method to enable secure enterprise access and communication via a multifactor authentication solution. In the end, Universa selected Entrust, Inc.and the Entrust IdentityGuard versatile authentication platform to foster efficiency and productivity between internal assets, workstations, applications and their remote workforce. Facilitated by trusted partner CyProtect, Universa selected Entrust IdentityGuard for multifactor authentication via one-time-passcode (OTP) hardware tokens, as well as software for secure remote access to enterprise resources and Microsoft Outlook Web Access (OWA).

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

In the first quarter of 2008, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 25% of gross accounts receivable at March 31, 2008, compared to 27% of gross accounts receivable at March 31, 2007. No customer accounted for 10% or more of net accounts receivable at March 31, 2008. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts of $0.9 million, which accounted for the majority of the $1.0 million increase in this provision for that year. These balances remain outstanding and, as a result, the allowance for doubtful accounts remains substantially unchanged from the end of 2006 for these items, other than to adjust for the effect of changes in foreign exchange rates. However, the allowance for doubtful accounts did increase by approximately $300 thousand in 2007 to provide for miscellaneous accounts that have continued to age from the end of 2006 and the earlier quarters of 2007. The allowance for doubtful accounts remains substantially unchanged from the end of 2007.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we were not required to record a liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was zero and, thus, did not impact our effective tax rate. The amount of unrecognized tax benefits did not change as of March 31, 2008.

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

Goodwill with a balance of $60.2 million at March 31, 2008 is tested for impairment annually and also in the event of an impairment indicator. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant business unit exceeds carrying value and 2) the amount of impairment loss, if any. This test requires us to make judgments as to what is the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization. No impairment was required as a result of the annual impairment test as of December 31, 2007.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $10.9 million at March 31, 2008 are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews required significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

In addition, we have a net balance of $3.7 million from our investment in other long-term assets at March 31, 2008, which consist primarily of capitalized software development costs, which includes costs to develop video based training, for both general security and Entrust specific solutions, for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software or over a three year period. The economic useful life of these capitalized software development costs is periodically re-assessed.

We are not aware of any impairment events during the three months ended March 31, 2008. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

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

For the three months ended March 31, 2008 compensation expense of $1.0 million was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $3.6 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We currently do not anticipate the adoption of SFAS No. 161 will have a material impact on the disclosures already provided.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2008	2007
Revenues:
Product	37.3%	37.2%
Services and maintenance	62.7	62.8

Total revenues	100.0	100.0

Cost of revenues:
Product	9.2	7.4
Services and maintenance	30.4	30.3
Amortization of purchased product rights	1.3	1.3

Total cost of revenues	40.9	39.0

Gross profit	59.1	61.0

Operating expenses:
Sales and marketing	33.7	37.0
Research and development	18.3	21.8
General and administrative	12.1	13.3

Total operating expenses	64.1	72.1

Loss from operations	(5.0)	(11.1)

Other income (expense):
Interest income	0.5	0.7
Foreign exchange gain	0.1	1.0
Gain on sale of long-term strategic investments	0.1	—
Loss from equity investments	—	(0.3)

Total other income (expense)	0.7	1.4

Loss before income taxes	(4.3)	(9.7)
Provision for income taxes	0.3	0.2

Net loss	(4.6)%	(9.9)%

REVENUES

Total Revenues

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
North America	$17.2	$17.9	-4%
Outside North America	8.6	6.7	28%

Total	$25.8	$24.6	5%

Total revenues for the three months ended March 31, 2008 were $25.8 million, which represented an increase of 5% from the $24.6 million of total revenues for the same period in 2007. Total revenues derived from North America of $17.2 million in the first quarter of 2008 represented a decrease of 4% from the $17.9 million in the first quarter of 2007. Total revenues derived from outside of North America of $8.6 million for the first quarter of 2008 represented an increase of 28% from the $6.7 million for the first quarter of 2007.

The increase in total revenues for the three months ended March 31, 2008, compared to the same period in 2007, was driven equally by product and services revenue, which both increased by 5%. The increase in product revenue from a year ago is primarily due to the strong product revenue contribution from our Risk Based Authentication solutions and our subscription based PKI businesses, especially with global governments and financial institutions, which represented 53% and 34% of our product revenues, respectively. Subscription based product and services revenues accounted for 51% of total revenues for the first quarter of 2008, an increase of 15% from the first quarter of 2007. However, the extended government market in the US decreased to $4.4 million for the three months ended March 31, 2008 from $4.7 million for the same period in 2007, representing a 6% decrease. The United States and Canadian governments each represented 11% of total revenues for the first three months of 2008, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 7% and 10% of total revenues in the first quarter of 2008, respectively. No other individual customer accounted for 10% or more of total revenues in the three months ended March 31, 2008.

The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. We believe the improved revenues for the first three months of 2008, compared to the same period in 2007, reflects the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services.

Product Revenues

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
North America	$5.8	$6.8	-15%
Outside North America	3.8	2.3	65%

Total	$9.6	$9.1	5%

Percentage of total revenues	37%	37%

Product revenues of $9.6 million for the three months ended March 31, 2008, represented an increase of 5% from the $9.1 million for the three months ended March 31, 2007. These revenues represent 37% of total revenues in each of the three months ended March 31, 2008 and 2007. The increase in the first quarter of 2008 when compared to the same period in 2007 was driven by the need of global governments for strong authentication and PKI based solutions and financial institutions’ demand for risk based authentication. The growth is due in large part to our emerging growth products; namely IdentityGuard, Boundary Messaging and Fraud Detection, which accounted for $2.6 million, or 27% of product revenue, up 13% from the first quarter of 2007. Entrust IdentityGuard continued to show strength, achieving its highest quarterly revenue and number of transactions, which increased to 57 this quarter, up from 34 in the first three months of 2007. In addition, our revenue from PKI products in the first quarter of 2008 increased to $6.8 million or 70% of product revenues, up 6% over the same period of last year. The growth in PKI was driven primarily by Entrust certificate services (SSL certificates) which increased 41% to $2.2 million of revenue in the first quarter of 2008, compared to the same quarter of 2007.

Our product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) grew to 136 for the three months ended March 31, 2008, up from 113 for the same period in 2007, or a 20% increase, with 31% of the transactions in the first quarter of 2008 being from new customers. However, the average product revenue transaction size decreased from $61 thousand in the first quarter of 2007 to $50 thousand for the same period in 2008, or a decrease of 18%. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. However, growth in deals under $500 thousand is fueling our overall top line product revenue growth in the first quarter of 2008 compared to the same quarter last year. Revenue from deals under $500 thousand increased 13% from the same quarter a year ago, and is continuing to drive our strategy of being less reliant on large deals. These transactions accounted for 90% of product revenue in the first quarter of 2008. Further, there were no product deals greater than $1 million in the first quarter of 2008, compared to one for the same period in 2007. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues for the three months ended March 31, 2008 equaled the same period in 2007 at 11%. The combination of customer buying patterns, generally smaller-sized IdentityGuard transactions and increased subscription business gives us a more predictable revenue base. This is consistent with our expectations, due to the increased volume of product transactions and lower reliance on deals greater than $1 million.

Product revenues as a percentage of total revenues for the three months ended March 31, 2008 remained consistent compared to the same period in 2007.

Services and Maintenance Revenues

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
North America	$11.3	$11.0	3%
Outside North America	4.9	4.5	9%

Total	$16.2	$15.5	5%

Percentage of total revenues	63%	63%

Services and maintenance revenues of $16.2 million for the three months ended March 31, 2008 represented an increase of 5% from the $15.5 million for the same period in 2007, representing 63% total revenues in each of the respective periods. The increase in services and maintenance revenues for the first quarter in 2008 compared to the same quarter in 2007 is due to our continued strength in our subscription based support and maintenance revenues, despite a decline in our professional services revenues over the same period. Our customers continued to renew their support agreements at a rate of over 95% in the first quarter of 2008, increasing support and maintenance revenues by 13% when compared to the same quarter in 2007. Services and maintenance revenues as a percentage of total revenues for the three months ended March 31, 2008 remained consistent compared to the same period in 2007.

EXPENSES

Total Expenses

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
Total expenses	$27.1	$27.3	-1%

Percentage of total revenues	105%	111%

Total expenses consist of costs of revenues associated with products, and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development and general and administrative. Total expenses of $27.1 million for the three months ended March 31, 2008 represented a decrease of 1% from $27.3 million for the same period of 2007. The slight decrease in total expenses year over year from the first quarter of 2007 was the net effect of a 10% decrease in our overall headcount, as we continue to manage our headcount resources carefully, offset by higher third party royalty costs and an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies that increased our reported expenses by $2.3 million for the three months ended March 31, 2008. As of March 31, 2008 we had 452 full-time employees globally, compared to 500 full-time employees at March 31, 2007 and 455 employees at December 31, 2007.

COST OF REVENUES

Cost of Product Revenues

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
Cost of product revenues	$2.4	$1.8	33%

Percentage of product revenues	25%	20%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues increased 33% to $2.4 million for the three months ended March 31, 2008, compared to $1.8 million for the three months ended March 31, 2007, representing 25% and 20% of product revenues for their respective periods. The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues from the first quarter of 2007 to the same quarter of 2008 is primarily attributable to higher third-party software royalties and costs associated with sales of our IdentityGuard token product that was introduced subsequent to the first quarter of 2007. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected. Also, the unfavorable shift in the exchange rates between the U.S. and other major currencies resulted in increased reported expenses of $0.2 million for three months ended March 31, 2008 when compared to the same period in 2007.

Cost of Services and Maintenance Revenues

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
Cost of service and maintenance revenues	$7.8	$7.4	6%

Percentage of services and maintenance revenues	48%	48%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.8 million for the three months ended March 31, 2008, which represented a 6% increase from $7.4 million for the three months ended March 31, 2007, representing 30% of total revenues for each of their respective periods.

(millions)	Year-over-year change from 2007 to 2008 - first quarter
Staff related costs	$(0.1)
Outside professional services	0.1
Third party hardware and support	0.4

Total	$0.4

The increase in cost of services and maintenance revenues in absolute dollars for the three months ended March 31, 2008, when compared to the same period in 2007, can be attributed primarily to the increased hardware and related support costs. The staff related costs remained fairly static despite a 6% decline in headcount for the first quarter of 2008 when compared to the same quarter of 2007. The effect of reduced headcount was largely offset by an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported expenses of $0.6 million, the majority of which related to staffing costs. Services and maintenance expenses as a percentage of total revenues remained flat between the first quarter of 2008 and 2007 and was the net result of higher services and maintenance expenses for the three months ended March 31, 2008, which accounted for a two-percentage point increase, when compared to the same period in 2007, offset by higher total revenues, which resulted in a two-percentage point decrease in the services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for each of the three months ended March 31, 2008 and 2007. This result was the net effect of an increase in services and maintenance gross profit as a percentage of services and maintenance revenues as a result of support and maintenance margins of 2%, offset by a corresponding 2% decline in professional services gross profit.

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

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
Sales and marketing expenses	$8.7	$9.1	-4%

Percentage of total revenues	34%	37%

Sales and marketing expenses decreased 4% to $8.7 million for the three months ended March 31, 2008 from $9.1 million for the three months ended March 31, 2007, representing 34% and 37% of total revenues in their respective periods.

(millions)	Year-over-year change from 2007 to 2008 - first quarter
Staff related costs (includes travel expenses)	$(0.3)
Outside professional services	0.1
Facilities related costs	(0.1)
Marketing programs	(0.1)

Total	$(0.4)

The decrease in sales and marketing expenses for the three months ending March 31, 2008 when compared to the comparable period in 2007 was primarily due to lower staff related costs. Sales and marketing headcount decreased 9% overall when compared to one year ago, resulting in decreased compensation expenses for the first quarter of 2008, when compared to the same quarter of 2007. These decreased costs were offset by an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported expenses of $0.5 million, the majority of which related to staffing costs. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2008 compared to the same period in 2007, reflects the lower expenses for the first quarter of 2008, which resulted in a one-percentage point decrease, combined with a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to higher total revenues when compared to the same period of 2007.

We intend to continue to focus on improving the productivity of the sales and marketing teams. As required, we will add additional sales coverage, which should allow us to better execute on any opportunities we see in both in the United States and abroad. We will continue to focus on our channels, with a view to providing the executive team time to focus on strategically growing the business. However, when necessary we will make significant investments in sales and marketing to support the launch of any new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our sales force in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We believe it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first quarter of 2008, the provision for doubtful accounts dropped a moderate $0.1 million to $1.9 million, due foreign exchange fluctuation.

Operating Expenses—Research and Development

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
Research and development expenses	$4.7	$5.3	-11%

Percentage of total revenues	18%	22%

Research and development expenses were $4.7 million for the three months ended March 31, 2008 compared to $5.3 million for the same period in 2007, representing 18% and 22% of total revenues in the respective periods.

(millions)	Year-over-year change from 2007 to 2008 - first quarter
Staff related costs	$(0.2)
Outside professional services	(0.4)

Total	$(0.6)

The decrease in research and development expenses for the three months ended March 31, 2008 when compared to the same quarter in 2007 was primarily due to lower outside professional services and staff related costs. We have successfully reduced external research and development contractor resources associated with the Business Signatures acquisition, significantly reducing our outside professional services expenses for the three months ended March 31, 2008, when compared to the same period in 2007. In addition, our internal research and development headcount decreased 14% year over year from the same quarter of last year. Offsetting these savings, we experienced a shift in exchange rates between Canada and the U.S. that resulted in higher reported costs of $0.7 million for the three months ended March 31, 2008, compared to the same quarter of 2007. The decrease in research and development expenses as a percentage of total revenues for the three months ended March 31, 2008, compared to the same period in 2007, primarily reflects the lower expenses in the first three months of 2008, which resulted in a three-percentage point decrease in research and development expenses as a percentage of total revenues. This effect was magnified by a one-percentage point decrease in research and development expenses as a percentage of total revenues due to higher total revenues for the three months ended March 31, 2008 when compared to the same period of 2007.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Three months ended March 31,		Percentage change
(millions)	2008	2007	Three months ended March 31
General and administrative expenses	$3.1	$3.3	-6%

Percentage of total revenues	12%	13%

General and administrative expenses were $3.1 million for the three months ended March 31, 2008 compared to $3.3 million for the same period in 2007, representing 12% and 13% of total revenues in the respective periods.

(millions)	Year-over-year change from 2007 to 2008 - first quarter
Staff related costs	$(0.2)
Outside professional services	0.2
Facilities related costs	(0.2)

Total	$(0.2)

The decline in general and administrative expenses in absolute dollars for the three months ended March 31, 2008 compared to the same period in 2007 was due to the effect of continued management discipline in this area, with net savings of $0.2 million, primarily as a result of a 11% decline in headcount. Offsetting this decrease was an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies resulting in higher reported expenses of $0.4 million, the majority of which related to staffing costs. General and administrative expenses as a percentage of total revenues decreased for the first quarter of 2008 compared to the same quarter of 2007, due to a one-percentage point decrease in general and administrative expenses as a percentage of total revenues because of the lower spending in this area combined with higher total revenues for the first three months of 2008 when compared to the same period in 2007.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $345 thousand for the three months ended March 31, 2008, compared to $332 thousand for the same period in 2007. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $249 thousand for the first three months of 2008, compared to $266 thousand for the same period of 2007. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $211 thousand and $228 thousand was recorded as a component of sales and marketing expenses for the first three months of 2008 and 2007, respectively, while $38 thousand was recorded as a component of cost of services and maintenance revenues for each of the first three months of 2008 and 2007, respectively.

Interest Income

Interest income was $131 thousand for the three months ended March 31, 2008, compared to $180 thousand for the same period of 2007, representing 1% of total revenues for each of the respective periods. The decrease in investment income for the first quarter of 2008 compared to the same period of 2007 was primarily due to the reduced rate of return on our funds invested in cash equivalents, as the interest rates available in the first quarter of 2008 decreased compared to the same quarter of 2007, despite the fact that the funds available increased to $22.8 million at March 31, 2008 from $20.8 million at March 31, 2007.

Loss from Equity Investments

We recorded $77 thousand, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the three months ended March 31, 2007. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Gain on Sale of Strategic Long-term Investments

We recorded a gain on the sale of certain strategic long-term investments, in which we had a less than 10% ownership, during the first quarter of 2008, in the amount of $18, as a result of the adjustment of the proceeds of a sale consummated in 2007. This type of sale is not expected to be a recurring event.

Provision for Income Taxes

We recorded an income tax provision of $64 thousand for the three months ended March 31, 2008, compared to $52 thousand for the same period of 2007. These provisions represented primarily the taxes payable in certain foreign jurisdictions for which no U.S. benefit is expected. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $2.5 million in operating activities during the three months ended March 31, 2008. This cash inflow was primarily a result of a net income after adjusting for non-cash charges of $1.1 million, a decrease in accounts receivable of $1.7 million, an increase in deferred revenue of $1.2 million, and a decrease in prepaid expenses and other receivables of $0.7 million, partially offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $0.8 million, and a decrease in accrued restructuring charges of $1.4 million. The reduction in accounts payable and accrued liabilities was the result of the pay down of accruals related to third party royalties, as well as the timing of accruals related to employee compensation. Our average days sales outstanding at March 31, 2008 was 67 days, which represents a decrease from the 70 days that we reported at December 31, 2007. The overall decrease in days sales outstanding from December 31, 2007 was mainly due to higher in-quarter collections due to improved sales linearity compared to the fourth quarter of 2007. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first three months of 2008, we used $0.7 million of cash related to investing activities, primarily related the investment of $0.2 million in property and equipment, primarily for computer hardware upgrades throughout our organization and $0.5 million in other long-term assets related to capitalized costs associated with subletting space in our Canadian facility.

We generated cash of $0.6 million in financing activities during the three months ended March 31, 2008 primarily as a result of cash provided by long-term deposits received from our subtenant in our Canadian facility.

As of March 31, 2008, our cash and cash equivalents in the amount of $22.8 million provided our principal sources of liquidity. Overall, we generated $2.3 million in cash and cash equivalents during the first quarter of 2008. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2008 to satisfy the obligations provided for under our restructuring program.

However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $17.9 million of accrued restructuring charges at March 31, 2008 through fiscal 2011, as detailed below. This amount is net of expected sublet recoveries on restructured facilities of $8.3 million. The lease obligations included in these accrued restructuring charges are disclosed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at March 31, 2008 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$20,774	$4,419	$5,568	$4,464	$6,323
Operating lease obligations—restructured facilities	21,286	6,534	13,864	888	—
2008 Entrust Deferred Retention Bonus Plan	1,261	686	575	—	—
Other commitments	322	322	—	—	—

Total	$43,643	$11,961	$20,007	$5,352	$6,323

In addition to the lease commitments included above, we have provided letters of credit totaling $1.8 million as security deposits in connection with certain office leases.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of March 31, 2008 of $322 thousand, to be paid during fiscal 2008.

The 2008 Entrust Deferred Retention Bonus Plan (the “2008 Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on February 19, 2008. The primary objective of the 2008 Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. The Compensation Committee, in its sole discretion, shall determine which employees are eligible to receive awards under the plan and shall grant awards in such amounts and on such terms as it shall determine. Subject to limited exceptions, an employee’s award under the plan shall vest in one-seventh of the amount of the award over the seven calendar quarters commencing on January 1, 2008, provided that the employee continues to be employed by us on each of such dates. During the first quarter of 2008, we granted awards to employees under the plan that potentially could result in payments of $1.5 million over the subsequent seven quarters, assuming that all employees receiving the awards remain employed with us for the entire seven quarter vesting period of the awards. Of this amount, it was estimated that, as of March 31, 2008, $1.3 million was remaining to be paid out under this plan.

In the ordinary course of business, we enter into standard indemnification agreements with our business partners and customers. Pursuant to these agreements, we agree to modify, repair or replace the product, pay royalties for a right to use, defend and reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products and services, and indemnify for property damage that may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have general and umbrella insurance policies that generally enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2008.

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2008.

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

The fair value of investments, classified as cash equivalents, entered into for purposes other than trading purposes, of $4.8 million, that would have been subject to interest rate risk, approximated amortized cost at March 31, 2008.

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our reported expense base increased by $2.3 million in the first quarter of 2008, when compared to the same quarter of 2007, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was $0.3 million for the first quarter of 2008, when compared to same quarter of 2007.

In the past, when perceived by management to be advantageous, we have engaged in forward contracts to purchase Canadian dollars, to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the first quarter of 2008, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $3.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past

March 31, 2008 and no previously purchased foreign exchange contracts had extended past December 31, 2007. Subsequent to year end, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $3.0 million of expenses denominated in Canadian dollars in the second quarter of 2008. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the second quarter of 2008.

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

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding.

ITEM 1A.	RISK FACTORS

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

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

ENTRUST, INC.
(Registrant)

Dated: May 7, 2008	/s/ David J. Wagner
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