Form 10-Q
period 2008-06-30
ENTRUST INC
filed 2008-08-06
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 61,356,962 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of August 4, 2008.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$25,416	$20,485
Accounts receivable (net of allowance for doubtful accounts of $1,879 at June 30, 2008 and $2,009 at December 31, 2007)	16,738	20,773
Prepaid expenses and other receivables	3,608	4,079

Total current assets	45,762	45,337
Property and equipment, net	1,148	1,490
Purchased product rights and other purchased intangible assets, net	10,377	11,543
Goodwill	60,214	60,214
Long-term strategic and equity investments	91	91
Other long-term assets, net	3,329	3,479

Total assets	$120,921	$122,154

Liabilities
Current liabilities:
Accounts payable	$10,906	$10,787
Accrued liabilities	4,920	5,543
Accrued restructuring charges, current portion	5,472	5,419
Deferred revenue	29,299	27,894

Total current liabilities	50,597	49,643
Accrued restructuring charges, long-term portion	11,015	13,847
Other long-term liabilities	816	218

Total liabilities	62,428	63,708

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 61,352,090 and 61,098,702 issued and outstanding shares at June 30, 2008 and December 31, 2007, respectively	613	611
Additional paid-in-capital	772,739	771,223
Accumulated deficit	(715,125)	(713,523)
Accumulated other comprehensive income	262	131

Total shareholders’ equity	58,489	58,442

Total liabilities and shareholders’ equity	$120,921	$122,154

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2008	2007	2008	2007
Revenues:
Product	$9,013	$8,930	$18,643	$18,074
Services and maintenance	15,466	15,563	31,674	30,982

Total revenues	24,479	24,493	50,317	49,056

Cost of revenues:
Product	2,118	2,162	4,480	3,970
Services and maintenance	7,048	7,759	14,903	15,207
Amortization of purchased product rights	315	345	660	677

Total cost of revenues	9,481	10,266	20,043	19,854

Gross profit	14,998	14,227	30,274	29,202

Operating expenses:
Sales and marketing	7,806	8,813	16,509	17,906
Research and development	4,432	5,312	9,174	10,661
General and administrative	3,124	3,258	6,240	6,518

Total operating expenses	15,362	17,383	31,923	35,085

Loss from operations	(364)	(3,156)	(1,649)	(5,883)

Other income (expense):
Interest income	98	176	229	356
Foreign exchange gain (loss)	55	(177)	75	70
Gain on sale of long-term strategic investments	—	—	18	—
Loss from equity investments	—	—	—	(77)

Total other income (expense)	153	(1)	322	349

Loss before income taxes	(211)	(3,157)	(1,327)	(5,534)
Provision for income taxes	211	72	275	124

Net loss	$(422)	$(3,229)	$(1,602)	$(5,658)

Net loss per share:
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.09)
Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.09)
Weighted average common shares used in per share computations:
Basic	61,291	60,777	61,228	60,582
Diluted	61,291	60,777	61,228	60,582

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,602)	$(5,658)
Non-cash items in net loss:
Depreciation and amortization	2,448	2,281
Non-cash compensation expense	1,509	2,733
Loss from equity investments	—	77
Provision for doubtful accounts	12	(10)
Gain on sale of long-term strategic investments	(18)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,085	3,813
(Increase) decrease in prepaid expenses and other receivables	484	(539)
Increase in accounts payable	613	1,347
Decrease in accrued liabilities	(1,075)	(5,708)
Decrease in accrued restructuring charges	(2,779)	(2,613)
Increase in deferred revenue	1,505	4,399

Net cash provided by operating activities	5,182	122

INVESTING ACTIVITIES:
Maturities of marketable investments	—	2,639
Purchases of property and equipment	(214)	(175)
Proceeds on disposition of property and equipment	—	372
Proceeds on sale of long-term strategic investments	18	—
Increase in long-term deposits	593	—
Increase in other long-term assets	(576)	(305)

Net cash provided by (used in) investing activities	(179)	2,531

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9	1,104

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(81)	590

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,931	4,347
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,485	19,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,416	$24,235

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing.

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

The adoption of FSP No. 157-2 will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. The Company will use fair value measurement under SFAS No. 157 in future evaluations of impairment under SFAS No. 142, “Goodwill and Other Intangibles” in fiscal years beginning after November 15, 2008.

NOTE 3. STOCK-BASED COMPENSATION

Compensation cost related to stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) recognized in operating results was $466 and $1,428 in the three months ended June 30, 2008 and 2007, respectively, and $1,509 and $2,733 in the six months ended June 30, 2008 and 2007, respectively.

The following table sets forth the related weighted-average assumptions, used to determine compensation cost for stock options and SARs.

	Three Months Ended, June 30, 2008	Three Months Ended, June 30, 2007
Weighted average assumptions:
Expected volatility	39%	55%
Risk free rate of return	4.43%	4.58%
Expected option term (years)	4.75	4.56

Summary of activity for the three months ended June 30th, 2008 under the Company’s stock option plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Remaining Contractual Life in Years
Balance at March 31, 2008	1,184,862	15,173,312	5.19	877	4.71
Exercisable		11,557,853	5.72	470	4.32
Authorized	2,000,000
Terminated under Prior Plans	(409,061)
Stock options:
Granted	(216,500)	216,500	2.87	26
Forfeited	123,623	(369,136)	6.38	23
Vested	—	(209,190)	7.98	3
Unvested	—	(159,946)	3.12	20
Expired	13,769	(13,769)	6.39	—
Exercised	—	(15,424)	0.49	—
Restricted stock units:
Granted	(48,000)	24,000	—	71
Forfeited	25,000	(17,437)	—	51
Vested	—	(12,500)	—	37
Unvested	—	(4,937)	—	15
Matured	—	(106,241)	2.61	277
Stock appreciation rights:
Forfeited	—	(24,399)	3.83	—
Vested	—	(24,399)	3.83	—
Exercised	—	—	—	—

Balance at June 30, 2008	2,673,693	14,867,406	5.06	1,122	4.46
Exercisable		11,673,397	5.68	569	4.09

During the three and six months ended June 30, 2008, the amount of cash received from the exercise of stock options was $8 and $9, respectively.

At June 30, 2008, there was $2,396 of total unrecognized compensation cost related to non-vested stock option and SARs awards. Compensation expense related to stock options and SARs for the three and six months ended June 30, 2008 was $229 and $980, respectively, and was $1,093 and $2,059 for the three and six months ended June 30, 2007, respectively.

At June 30, 2008, there was approximately $711 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans. Compensation expense related to RSUs for the three and six months ended June 30, 2008 was $237 and $529, respectively, and was $335 and $674 for the three and six months ended June 30, 2007, respectively. During the first six months of 2008, the Company granted 50,000 RSUs, the vesting of which is based upon the achievement of market conditions. Compensation cost for an RSU award with a market condition are recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition, based on the grant date fair value of the award. However, unlike awards with a service or performance condition, the compensation cost for an award with a market condition will not be reversed solely because the market condition is not satisfied.

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Allowance for doubtful accounts, beginning of period	$2,009	$1,470
Provision for doubtful accounts, net	12	(10)
Amounts written-off, net of recoveries	(142)	180

Allowance for doubtful accounts, end of period	$1,879	$1,640

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

The balance of the accrued restructuring charges for the May 2003 restructuring are payable within the next 12 months.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at June 30, 2008:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at June 30, 2008
Consolidation of excess facilities	$0.2	0.1	$0.1

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $2,700 of its accrued restructuring charges for the June 2001 restructuring during the remainder of fiscal 2008, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,500 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges net of sublease recoveries related to the June 2001 plan at June 30, 2008:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at June 30, 2008
Consolidation of excess facilities	$19.1	$2.7	$16.4

As of June 30, 2008, the Company had estimated a total of $7,700 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

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

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock or Common stock to be issued under stock award agreements for the three and six months ended June 30, 2008 was 1,194,987 and 1,394,858 shares, respectively, compared to a dilutive effect of 39,525 and 182,903 shares for the three and six months ended June 30, 2007, respectively, which increased the weighted average common shares outstanding used in the computation. In addition, 11,074,989 and 8,038,796 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted net income (loss) per share.

In the three and six months ended June 30, 2008, the Company issued 121,665 and 253,388 shares of Common stock, respectively, related to the exercise of employee stock options and restricted stock units.

NOTE 7. MARKETABLE AND OTHER INVESTMENTS

The Company did not hold any short term marketable investments as of June 30, 2008 and December 31, 2007.

Historically, the Company has not engaged in formal hedging activities, but the Company does periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. In the past, when advantageous, the Company has engaged in forward contracts to purchase Canadian dollars to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the second quarter of 2008, the Company engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $3.0 million of its Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past June 30, 2008 and no previously purchased foreign exchange contracts had extended past March 31, 2008. The Company currently has not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the third quarter of 2008 or future periods beyond the third quarter of 2008.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,007, net of recoveries, with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at June 30, 2008. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at June 30, 2008 represented approximately 14% of the voting share capital of Ohana. The carrying value of the Company’s investment in Ohana at June 30, 2008 was $91.

The Company also holds an equity interest in Asia Digital Media Limited (“Asia Digital Media”), which at June 30, 2008 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock.

There was no remaining carrying value of the Company’s investment in Asia Digital Media at June 30, 2008 and 2007.

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

The Company operates in three main geographic areas as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
Revenues:
United States	$12,126	$12,217	$24,107	$23,762
Canada	4,452	4,966	9,676	11,261
Europe, Asia and Other	7,901	7,310	16,534	14,033

Total revenues	$24,479	$24,493	$50,317	$49,056

Income (loss) before income taxes:
United States	$(1,465)	$(615)	$(304)	$(376)
Canada	1,218	(2,690)	(851)	(5,056)
Europe, Asia and Other	36	148	(172)	(102)

Total income (loss) before income taxes	$(211)	$(3,157)	$(1,327)	$(5,534)

	June 30, 2008	December 31, 2007
Total assets:
United States	$92,756	$95,988
Canada	22,302	22,146
Europe, Asia and Other	5,863	4,020

Total	$120,921	$122,154

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
Net loss	$(422)	$(3,229)	$(1,602)	$(5,658)
Foreign currency translation adjustments	(190)	(483)	131	(571)

Comprehensive loss	$(612)	$(3,712)	$(1,471)	$(6,229)

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

EXECUTIVE OVERVIEW

As a trusted security expert, Entrust secures digital identities and information through a layered security approach that help provide confidence for consumers, enterprises and governments, enabling them to do transactions more securely. With more than 125 patents granted or pending, our solutions help secure information-sharing among stakeholders and enables compliance with information security and government regulations. More than 1,700 customers in 60 different countries across the globe leverage Entrust’s world-class solutions.

We conduct business in one operating segment. We develop, market and sell software solutions that secure digital identities and information. We also perform professional services to architect, install, support, and integrate our software solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in the Internet security software and Public Key Infrastructure (“PKI”) fields, Entrust’s market leadership and expertise in delivering award-winning identity and data protection management software solutions is demonstrated by the diversity of our products, geographic representation, and customer segments. We continue to drive revenue in our key products.

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

Our Layered Consumer Architecture approach consists of six layers:

1.	Extended Validation (“EV”) SSL Certificates

2.	Versatile Authentication & Single Sign-On (“SSO”)

3.	Fraud Detection & Risk-based Authentication

4.	Transaction Signing & Encryption

5.	Secure Web & E-mail

6.	Open Fraud Intelligence Network

Our Layered Enterprise Architecture approach consists of five layers:

1.	Workstation & Network Authentication

2.	SSL, Unified Communications Certificates

3.	Remote Access Authentication

4.	Secure Shared Folders

5.	Secure Boundary & End-to-End Messaging

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

Authentication and Transaction Monitoring came together in 2007 to provide a new level of assurance for both internal and external parties, through Risk-Based Authentication.

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

Product Category Financial Metrics:

•	Entrust Emerging Growth Products accounted for 29% ($2.6 million) of product revenue for Q2, 2008.

•	Entrust PKI Products accounted for 68% ($6.2 million) of product revenue for Q2, 2008.

•	Entrust Single Sign-On Products accounted for 3% ($255 thousand) of product revenue for Q2, 2008.

These three categories are how we report our product revenue externally, but do not directly correlate to our three platforms that we use with customers.

We also provide support and maintenance services to our customers. Support and maintenance revenues increased 10% for the first half of 2008 and now accounts for over $10.0 million of quarterly revenue. It is important to note that we achieved record renewals in the first half of 2008 of over 95% in terms of customer retention rate. We also provide professional services, including architecture, installation, and integration services related to the products that we sell.

In Q2, 2008 deferred revenue achieved a record level of $29.3 million, an increase of $800 thousand from Q2, 2007. The increase in deferred revenue was driven by an increase in subscription product bookings and support and maintenance renewals. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software bookings.

In the first half of 2008, Entrust increased our profitability by $4.1 million or $0.06 per share. During 2007 and the first half of 2008, we have significantly reduced our total expenses through a combination of managed headcount reductions, lowering of contracting expenses and controlling variable operating costs. Those expense reduction initiatives were somewhat offset by the additional costs we experienced due an unfavorable shift in the exchange rates between the U.S dollar and other major currencies in 2007 and the first half of 2008. This unfavorable shift in exchange rates has cost Entrust $3.5 million in additional reported expense in 2007 and an additional $3.3 million in the first half of 2008.

Entrust sells solutions globally, with an emphasis on North America, Europe and Asia. These primary areas have demonstrated the most potential for early adoption of the broadest set of Entrust solutions. Entrust extends to other non-core geographies through strategic partner relationships, which increases the leverage of our direct sales channel worldwide. In North America, Entrust is targeting a return to revenue growth in our software business by leveraging Entrust’s historical strength in selling to key verticals such as government (Federal, State, Provincial), financial services and global 1000 enterprises. Europe and the Middle East are regions where Entrust’s products and solutions continue to experience strong demand and we believe that this market will provide growth, with increased momentum from governments and enterprises leveraging Entrust’s solutions to transform their business processes and to leverage the Internet and networking applications.

We market and sell our products and services in both the enterprise and government market space. In Q2, 2008, the extended Government vertical was up 42% from the second quarter of last year and made up 47% of product revenue in the quarter. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom, Kingdom of Saudi Arabia and across continental Europe. In fact, Entrust now counts 17 of the top 22 e-governments, as set forth in a report of Accenture issued in June 2007, as customers.

A key change in the government space has been the movement from purely internal security solutions that our customers require to more external citizen facing applications. These projects include ePassports, national ID programs, eBorders, physical and logical access programs for government employees, and a growing number of citizen facing applications. Security is at the core of all these projects and our wide product set positions Entrust well in this space. We have already announced six ePassport projects that Entrust has won and we have been selected as the infrastructure for a number of national ID and Ministry of Defense programs. In 2007, we won national PKI infrastructures in the Kingdom of Saudi Arabia, Brunei and Slovenia. Specifically, we had a one million dollar transaction in the third quarter of 2007 for the Saudi Arabia PKI infrastructure, while in the fourth quarter of 2007 their ePortal infrastructure was our largest transaction. Further, in the first quarter of 2008 our largest transaction was for an eBorders project in Europe, while in the second quarter we won our first Extended Access Control passport from a large European Union country.

In Q2, 2008, 53% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In Q2, 2008 the financial services vertical accounted for approximately 29% of product revenue and was up 16% over the first half of 2007. In this quarter, we had very good success in the financial vertical with our Risk Based Authentication solutions where we delivered our largest transaction in the quarter to DnB Nor, Norway’s largest financial services group.

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

Entrust for years has been a leader in securing digital identities and information. Entrust has built on that heritage to become a leader in the Risk-Based Authentication market. In Q2, 2008, Risk-Based Authentication accounts for 23% of product revenue and is up 126% from a year ago.The key driver for our Risk-Based Authentication platform is Entrust IdentityGuard. In the second quarter, Entrust IdentityGuard continued to have positive momentum, making up 50 of our 103 transactions. We have also closed another large European bank in the third quarter and have a number of additional opportunities in the second half of 2008.

As of June 30, 2008, we have gone well over 10.0 million licensed users of IdentityGuard and have gone over $14.0 million in total sales of the solution. IdentityGuard’s low cost point, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

In the first quarter of 2007, Entrust introduced the industry’s first $5 one-time-passcode (OTP) security token. In the second quarter of 2007, we made the product commercially available and delivered our tokens to our first customers. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors. We have received a customer commitment on our largest IdentityGuard token deal, which is for 500,000 tokens over the next three years.

In April 2006, Entrust introduced a Managed Public Key Infrastructure (PKI) service. This service was launched in response to customer requests for Entrust to offer a hosted service to give them a choice between a service offering for PKI certificates and our traditional PKI software purchase option. Our service offering is designed to help enterprises and government agencies grow and accelerate their core business security, without having to develop PKI expertise internally. In December 2006, the Entrust managed PKI service made the General Services Administration (“GSA”) list of approved shared service providers. This status enables Entrust to help federal agencies reap the security benefits of PKI without having to maintain the certification authority (“CA”) themselves. Our core PKI, government opportunity and Managed Services offerings have us positioned to continue our leadership position.

Our managed service is not our first entrance into the services business. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business, which was up 37% for the first half of the year. Year-to-year comparison showed an increase of 34% which accounted for $2.4 million of PKI product revenue in Q2, 2008. We are also seeing increased momentum with business development partners and channels to market theses offerings.

Entrust in the past has relied significantly on large deals, meaning deals of $1 million or more, in each quarter. We have over the past few years reduced this dependence, and saw no product transactions over $1 million in Q2, 2008. The top five product transactions accounted for 9% of Q2, 2008 revenues. These numbers were at the low end of our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to two transactions over $1 million. In the quarter, the average purchase size in the second quarter was $58,000, a decrease from $61, 000 in Q2, 2007 and an increase from $50,000 in Q1, 2008. Total transactions in Q2, 2008 reached 103. Thirty-one transactions or 30% of the total transactions were from new customers.

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

BUSINESS OVERVIEW

During the second quarter of 2008, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $24.5 million were consistent with the second quarter of 2007, and consisted of 37% product sales and 63% services and maintenance. Services and maintenance revenues decreased 1% from the second quarter of 2007, due to slightly decreased demand for consulting services, while product revenues also increased 1% from the second quarter of 2007, driven by improved subscription-based product revenues, despite a lower average purchase value and closure rate for product transactions, compared to the same quarter of 2007. Net loss for the second quarter of 2008 was $422 thousand, or $0.01 per share, compared to net loss of $3.2 million, or $0.05 per share for the same period of 2007, with total expenses decreasing 10% to $24.9 million. We generated $2.7 million in cash flow from operations in the second quarter of 2008, compared to net cash flow from operations of $2.7 million in the same quarter of

2007. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 29% of product revenue, which is an increase of 56% from Q2, 2007 and 1% from Q1, 2008. Entrust PKI Products accounted for 68% of product revenue, which is a decrease of 3% from Q2, 2007 and 9% from Q1, 2008. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 34% over Q2, 2007 and 8% over Q1, 2008. Entrust Single Sign-On Products accounted for 3% of product revenue, which is a decrease of 71% from Q2, 2007 and 10% from Q1, 2008. Extended Government accounted for 47% and Extended Enterprise accounted for 53% of the product revenue in the quarter. The financial vertical accounted for approximately 29% of second quarter 2008 product revenues, a decrease of 22% from Q2, 2007 and a decrease of 24% from Q1, 2008.

Other highlights from the second quarter of 2008 included:

•

The top five product transactions accounted for 9% of Q2, 2008 revenues. The average purchase size this quarter was $58,000, down from $61,000 in Q2, 2007 and up from $50,000 in Q1, 2008. Total transactions in Q2, 2008 were 103, which is down from 106 in Q2, 2007, and 136 in Q1, 2008. Thirty-one (or 30%) of the transactions were from new customers, an increase of 7% from Q2, 2007.

•	Revenue from subscription based product and services accounted for 56% of total revenue for Q2, 2008, an increase of 11% from Q2, 2007 and 3% from Q1 2008.

•	Deferred revenue was $29.3 million, which is an increase of 3% from Q2, 2007 and 1% from Q1, 2008.

•	We ended Q2, 2008 with $25.4 million in cash and cash equivalents, which is up from $24.2 million at the end of Q2, 2007 and $22.8 million at the end of Q1, 2008, and no debt.

•

We had no product transactions over $1 million in Q2, 2008, which is consistent with Q2, 2007. Revenue from transactions under $500 thousand increased 3% from Q2, 2007, continuing to drive our strategy to be less reliant on large deals. Transactions under $500 thousand accounted for 93% of product revenue in Q2, 2008, compared to 91% in Q2, 2007.

•

Entrust announced its inclusion to the Russell 3000 Index. The addition to the Russell 3000 Index, which remains in place for one fiscal year, also includes Entrust in additional Russell indexes. The index is a trusted, proven barometer for businesses success, stock growth and investment forecasting for U.S.-based companies.

•

Entrust and the Acxiom Corporation signed an agreement for joint sales and marketing of an integrated consumer verification and authentication solution. Acxiom is now a member of the Entrust TrustedPartner Program and will resell Entrust’s risk-based authentication solution, which includes multifactor authentication, fraud detection and transaction-monitoring capabilities. Acxiom also will join Entrust’s Open Fraud Intelligence Network (OFIN), which consolidates and shares key fraud behavior patterns and data among network participants to help fight online fraud. Entrust will integrate Acxiom’s real-time consumer verification capabilities with its portfolio and jointly sell the solution with Acxiom.

•

Entrust announced that the Taiwanese government selected Entrust PKI to help authenticate sensitive biometric information stored on machine readable travel documents (MRTDs) — also known as ePassports — which will be available to nearly 23 million citizens by the end of 2008.

•

Kotak Securities Limited, the stock broking arm of the Kotak Mahindra group, announced the implementation of Entrust IdentityGuard for its customers. Kotak’s Security Key solution, powered by Entrust, uses the concept of a dual-password system. It is a user-friendly product enabling risk-based authentication that allows Kotak Securities to apply an appropriate level of security and reduces the chances of fraudulent practices.

•

Entrust was chosen for Hydro Ottawa’s “Companies for Conservation” award in June 2008. Between August of 2006 and January of 2007, Entrust cut power use by more than 40 percent — from more than 5 million kilowatt hours per year to less than 3 million. The 2 million kilowatt hours now being conserved annually by Entrust is enough energy to power roughly 222 homes for an entire year. Several initiatives contributed to this achievement.

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

In the second quarter of 2008, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 22% of gross accounts receivable at June 30, 2008, compared to 23% of gross accounts receivable at June 30, 2007. No customer accounted for 10% or more of net accounts receivable at June 30, 2008. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts, which accounts for approximately $1.0 million of the $1.9 million balance of allowance for doubtful accounts at June 30, 2008. These balances remain outstanding and, as a result, the allowance for doubtful accounts remains substantially unchanged from the end of 2006 for these items, other than to adjust for the effect of changes in foreign exchange rates. However, the allowance for doubtful accounts did increase by approximately $300 thousand in 2007 to provide for miscellaneous accounts that have continued to age from the end of 2006 and the earlier quarters of 2007. The allowance for doubtful accounts remains substantially unchanged from the end of 2007.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we were not required to record a liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was zero and, thus, did not impact our effective tax rate. The amount of unrecognized tax benefits did not change as of June 30, 2008.

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

Goodwill with a balance of $60.2 million at June 30, 2008 is tested for impairment annually and also in the event of an impairment indicator. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant business unit exceeds carrying value and 2) the amount of impairment loss, if any. This test requires us to make judgments as to what is the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization. No impairment was required as a result of the annual impairment test as of December 31, 2007.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $10.4 million at June 30, 2008 are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews required significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

In addition, we have a net balance of $3.3 million from our investment in other long-term assets at June 30, 2008, which consist primarily of capitalized software development costs, which includes costs to develop video based training, for both general security and Entrust specific solutions, for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software or over a three year period. The economic useful life of these capitalized software development costs is periodically re-assessed.

We are not aware of any impairment events during the three months ended June 30, 2008. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

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

For the three and six months ended June 30, 2008 compensation expense of $0.5 million and $1.5 million, respectively, was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $3.1 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Product	36.8%	36.5%	37.1%	36.8%
Services and maintenance	63.2	63.5	62.9	63.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	8.6	8.8	8.9	8.1
Services and maintenance	28.8	31.7	29.6	31.0
Amortization of purchased product rights	1.3	1.4	1.3	1.4

Total cost of revenues	38.7	41.9	39.8	40.5

Gross profit	61.3	58.1	60.2	59.5

Operating expenses:
Sales and marketing	31.9	36.0	32.8	36.5
Research and development	18.1	21.7	18.2	21.7
General and administrative	12.8	13.3	12.4	13.3

Total operating expenses	62.8	71.0	63.4	71.5

Loss from operations	(1.5)	(12.9)	(3.2)	(12.0)

Other income (expense):
Interest income	0.4	0.7	0.5	0.7
Foreign exchange gain (loss)	0.2	(0.7)	0.1	0.1
Gain on sale of long-term strategic investments	—	—	—	—
Loss from equity investments	—	—	—	(0.1)

Total other income (expense)	0.6	—	0.6	0.7

Loss before income taxes	(0.9)	(12.9)	(2.6)	(11.3)
Provision for income taxes	0.8	0.3	0.6	0.2

Net loss	(1.7)%	(13.2)%	(3.2)%	(11.5)%

REVENUES

Total Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
North America	$16.6	$17.2	$33.8	$35.0	-3%	-3%
Outside North America	7.9	7.3	16.5	14.1	8%	17%

Total	$24.5	$24.5	$50.3	$49.1	0%	2%

Our total revenues were $24.5 million for the three months ended June 30, 2008, which remained largely unchanged from total revenues for the three months ended June 30, 2007. Total revenues were $50.3 million for the six months ended June 30, 2008, which represented an increase of 2% from the $49.1 million of total revenues for the six months ended June 30, 2007. Total revenues derived from North America of $16.6 million and $33.8 million in the second quarter and first half of 2008, respectively, represented a decrease of 3% from the $17.2 million and $35.0 million in the same periods of 2007. Total revenues derived from outside of North America of $7.9 million and $16.5 million for the second quarter and first half of 2008, respectively, represented an increase of 8% and 17% from the $7.3 million and $14.1 million in the same periods of 2007.

The overall increase in total revenues during the six months ended June 30, 2008, when compared to the same period in 2007, was driven by year over year increases from our Risk Based Authentication solutions and our subscription based businesses. Products revenues from global governments and financial institutions increased 7% and 16%, respectively, in the first half of 2008, representing 50% and 32% of product revenues, respectively. However, extended government revenues in the United States were $4.6 million and $9.0 million for the three and six months ended June 30, 2008, respectively, compared to $5.4 million and $10.1 million for the same periods in 2007, representing a 15% decrease and an 11% decrease, respectively. Our subscription based product and services revenues grew 25% in the second quarter of 2008, accounting for 56% and 53% of total revenues for the second quarter and first half of 2008, respectively, including support & maintenance revenues, up from 51% and 48% in the same periods of 2007, an increase of 6% for the first half of the year. The United States and Canadian governments represented 14% and 8% of total revenues in the second quarter of 2008, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 7% and 4% of total revenues in the second quarter of 2008, respectively. Overall, the United States and Canadian governments represented 13% and 9% of total revenues in the first half of 2008, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 7% and 5% of total revenues in the first half of 2008. No individual customer accounted for 10% or more of total revenues in the three and six months ended June 30, 2008.

The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. We believe the improved revenues for the first half of 2008, compared to the same period in 2007, reflects the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services.

Product Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
North America	$5.7	$5.8	$11.5	$12.7	-2%	-9%
Outside North America	3.3	3.1	7.1	5.4	6%	31%

Total	$9.0	$8.9	$18.6	$18.1	1%	3%

Percentage of total revenues	37%	36%	37%	37%

Product revenues of $9.0 million for the three months ended June 30, 2008 represented an increase of 1% from the $8.9 million for the three months ended June 30, 2007, representing 37% and 36% of total revenues in the respective periods. Product revenues of $18.6 million for the six months ended June 30, 2008 represented an increase of 3% from the $18.1 million for the six months ended June 30, 2007, representing 37% of total revenues in each of the respective periods. The increase in the second quarter and first half of 2008 when compared to the same periods in 2007 was primarily driven by demand for risk based authentication and our SSL certificate business. The growth is due in large part to our emerging growth products; namely IdentityGuard, Boundary Messaging and Fraud Detection, which represented 28% of product revenues in the first half of 2008, compared to 22% for the same period in 2007, an increase of 31%. In addition, our revenue from PKI products has remained strong, representing 69% of product revenues in the first half of 2008, compared to 71% for the same period of last year, with growth from our Entrust certificate services (SSL certificates), which increased 37% to $4.6 million of revenue in the first half of 2008, compared to the same period in 2007, offsetting the planned decrease in sales of the full disk products that we resell from Checkpoint.

We had 103 product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) in the second quarter of 2008, down from 106 in the same quarter of 2007, or a 3% decrease. Overall, we had 239 product revenue transactions in the first half of 2008, up from 219 in the first half of 2007, or a 9% increase, with 31% of the transactions in the first half of 2008 being from new customers. The average product revenue transaction size decreased 5% to $58 thousand for the second quarter of 2008 from $61 thousand for the same quarter of 2007, while the average product transaction size decreased 11% to $54 thousand for the first half of 2008 from $61 thousand for the first half of 2007. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. However, growth in deals under $500 thousand is fueling our overall top line product revenue growth in the first half of 2008 compared to the same period last year. Revenue from deals under $500 thousand increased 8% from the same half a year ago, and is continuing to drive our strategy of being less reliant on large deals. These transactions accounted for 93% and 92% of product revenue in the second quarter and first half of 2008, respectively, compared with 91% and 87% for the respective periods of last year. Further, there were no product deals greater than $1 million in the first half of 2008, compared to one for the same period in 2007. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues for the first half of 2008 equaled the same period in 2007 at 10%. The combination of customer buying patterns, generally smaller-sized IdentityGuard transactions and increased subscription business gives us a more predictable revenue base. This is consistent with our expectations, due to the increased volume of product transactions and lower reliance on deals greater than $1 million.

Product revenues as a percentage of total revenues for the three months ended June 30, 2008 remained consistent compared to the same periods in 2007.

Services and Maintenance Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change,
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
North America	$10.9	$11.4	$22.3	$22.4	-4%	0%
Outside North America	4.6	4.2	9.4	8.6	10%	9%

Total	$15.5	$15.6	$31.7	$31.0	-1%	2%

Percentage of total revenues	63%	64%	63%	63%

Services and maintenance revenues of $15.5 million for the three months ended June 30, 2008 represented a decrease of 1% from the $15.6 million for the three months ended June 30, 2007, representing 63% and 64% of total revenues in the respective periods. Services and maintenance revenues of $31.7 million for the six months ended June 30, 2008 represented an increase of 2% from the $31.0 million for the six months ended June 30, 2007, representing 63% of total revenues in each of the respective periods. The slight decrease in services and maintenance revenues for the second quarter of 2008 compared to the same period of 2007 is due to lower professional services revenues, despite strong support and maintenance revenues in the quarter. The increase in services and maintenance revenues for the first half of 2008 compared to the same period of 2007 is due to our continued strength in our subscription based support and maintenance revenues, despite a decline in our professional services revenues over the same period. Our customers continued to renew their support agreements at a rate of over 95% in the first half of 2008, increasing support and maintenance revenues by 10% when compared to the same period in 2007. Services and maintenance revenues as a percentage of total revenues for the three and six months ended June 30, 2008 remained consistent compared to the same periods in 2007.

EXPENSES

Total Expenses

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
Total expenses	$24.8	$27.6	$52.0	$54.9	-10%	-5%

Percentage of total revenues	101%	113%	103%	112%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, and general and administrative. Total expenses of $24.8 million and $52.0 million for the three and six months ended June 30, 2008, respectively, represented a decrease of 10% and 5% in each of their respective periods, from $27.6 million and $54.9 million for the same periods of 2007, respectively. The overall decrease in spending in the first half of 2008, when compared to the same period in 2007, was primarily due to the effect of an 8% decrease in our overall headcount year over year, as we continue to manage our headcount resources and discretionary spending carefully. This expense decrease was offset by higher third party royalty costs and an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies that increased our reported expenses by $1.0 million and $3.3 million for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007. As of June 30, 2008 we had 441 full-time employees globally, compared to 477 full-time employees at June 30, 2007 and 455 full-time employees at December 31, 2007.

COST OF REVENUES

Cost of Product Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
Cost of product revenues	$2.1	$2.2	$4.5	$4.0	-5%	13%

Percentage of product revenues	23%	25%	24%	22%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $2.1 million for the three months ended June 30, 2008, which represented a 5% decrease from $2.2 million for the three months ended June 30, 2007, representing 23% and 25% of product revenues in each of the respective periods. Cost of product revenues of $4.5 million for the six months ended June 30, 2008 represented a 13% increase from $4.0 million for the six months ended June 30, 2007, which represented 24% and 22% of product revenues in their respective periods. The slight decrease in the cost of product revenues in absolute dollars and as a percentage of total product revenues for the three months ended June 30, 2008, compared to the same period in 2007 is due to a shift in product sales mix away from products that incorporate third party technologies relative to the prior year. The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues from the first half of 2007 to the same period of 2008 is primarily attributable to higher third-party software royalties and costs associated with sales of our IdentityGuard token product that was introduced subsequent to the first quarter of 2007. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected. Also, the unfavorable shift in the exchange rates between the U.S. and other major currencies resulted in increased reported expenses of $0.1 million and $0.3 million for three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007.

Cost of Services and Maintenance Revenues

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
Cost of services and maintenance revenues	$7.1	$7.8	$14.9	$15.2	-9%	-2%

Percentage of services and maintenance revenues	46%	50%	47%	49%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.1 million for the three months ended June 30, 2008, which represented a 9% decrease from $7.8 million for the three months ended June 30, 2007, representing 29% and 32% of total revenues for the respective periods. Cost of services and maintenance revenues was $14.9 million for the six months ended June 30, 2008, which represented a 2% decrease from $15.2 million for the six months ended June 30, 2007, representing 30% and 31% of total revenues for the respective periods.

	Year over year change 2007 to 2008
(millions)	Three months ended June 30	Six months ended June 30
Staff related costs	$-0.5	$-0.6
Outside professional services	-0.3	-0.2
Third party hardware and support	0.1	0.5

	$-0.7	$-0.3

The decrease in the cost of services and maintenance revenues in the second quarter and first half of 2008, compared to the same periods in 2007, was mainly attributable to decreased staff related costs and outside professional services contractors. Outside professional services purchased externally decreased as we made a concerted effort to rebalance the work performed by our staff and work performed by subcontractors, improving utilization of internal resources. These savings were partly offset by hardware and related support costs and the unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in increased reported expenses of $0.3 million and $0.9 million for the second quarter and first half of 2008, respectively, when compared to the same periods in 2007, the majority of which related to staffing costs. The decrease in services and maintenance expenses as a percentage of total revenues was the result of lower services and maintenance expenses for the three months ended June 30, 2008, which accounted for the three-percentage point decrease, when compared to the same period in 2007. The decrease for the six months ended June 30, 2008 in services and maintenance expenses as a percentage of total revenues, compared to the prior year, was primarily the result of higher total revenues, which, when combined with lower overall spending, accounted for a one-percentage point decrease in the services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 54% for the three months ended June 30, 2008 compared to 50% for the same quarter of 2007, while services and maintenance gross profit as a percentage of services and maintenance revenues was 53% for the six months ended June 30, 2008 compared to 51% for the same period of 2007. The increase in this gross profit percentage was primarily as a result of improved support and maintenance margins, which accounted for 4% and 3% of the gross profit percentage point increase in the second quarter and first half of 2008, respectively, while a decline in professional services margins partially offset the first half gross profit percentage increase by 1%.

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

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
Sales and marketing expenses	$7.8	$8.8	$16.5	$17.9	-11%	-8%

Percentage of total revenues	32%	36%	33%	36%

Sales and marketing expenses decreased to $7.8 million for the three months ended June 30, 2008 from $8.8 million for the comparable period in 2007. For the six months ended June 30, 2008, sales and marketing expenses decreased to $16.5 million from $17.9 million for the comparable period in 2007. Sales and marketing expenses represented 32% and 33% of total revenues for the three and six months ended June 30, 2008, respectively, compared to 36% for each of the three and six months ended June 30, 2007.

	Year over year change 2007 to 2008
(millions)	Three months ended June 30	Six months ended June 30
Staff related costs (includes travel expenses)	$-0.9	$-1.2
Marketing programs	-0.3	-0.4
Outside professional services	0.2	0.3
Facilities related costs	-0.1	-0.2
Bad debt expense	0.1	0.1

	$-1.0	$-1.4

The decrease in sales and marketing expenses for the three and six months ended June 30, 2008, compared to the same periods of 2007, was primarily due to lower staff related costs as a result of lower headcount and reduced spending on outside marketing programs in 2008. Sales and marketing headcount decreased 7% overall when compared to the prior year, resulting in decreased compensation expenses for the first half of 2008, when compared to the same period in 2007. These decreased costs were offset by an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported expenses of $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively, the majority of which was related to staffing costs. The decrease in sales and marketing expenses as a percentage of total revenues for the three and six months ended June 30, 2008 compared to the same periods in 2007, reflects the lower expenses for the first six months of 2008, which resulted in a four- and two- percentage point decrease for the three and six months ended June 30, 2008, respectively, combined with a one-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to higher total revenues for the six months ended June 30, 2008 when compared to the same period of 2007.

We intend to continue to focus on improving the productivity of the sales and marketing teams. As required, we will add additional sales coverage, which should allow us to better execute on any opportunities we see in both the United States and abroad. We will continue to focus on our channels, with a view to providing the executive team time to focus on strategically growing the business. However, when necessary we will make significant investments in sales and marketing to support the launch of any new products, services and marketing programs by maintaining our strategy of (a) investing in hiring and training our sales force in anticipation of future market growth, and (b) investing in marketing efforts in support of new product launches. We believe it is necessary to invest in marketing programs that will improve the awareness and understanding of information security governance, and we will continue to invest in marketing toward that goal. Failure to make such investments could have a significant adverse effect on our operations. While we are focused on marketing programs and revenue-generating opportunities to increase software revenues, there can be no assurances that these initiatives will be successful.

During the first six months of 2008, the provision for doubtful accounts dropped $0.1 million to $1.9 million, due to foreign exchange fluctuation.

Operating Expenses—Research and Development

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
Research and development expenses	$4.4	$5.3	$9.2	$10.7	-17%	-14%

Percentage of total revenues	18%	22%	18%	22%

Research and development expenses decreased to $4.4 million for the second quarter of 2008 from $5.3 million for the same period in 2007, while these expenses decreased from $10.7 million for the six months ended June 30, 2007 to $9.2 million for the six months ended June 30, 2008. Research and development expenses represented 18% of total revenues for each of the three and six months ended June 30, 2008, respectively, compared to 22% for each of the comparable periods in 2007.

	Year over year change 2007 to 2008
(millions)	Three months ended June 30	Six months ended June 30
Staff related costs	$-0.6	$-0.8
Outside professional services	-0.2	-0.6
Facilities related costs	-0.1	-0.1

	$-0.9	$-1.5

The decrease in research and development expenses for the three and six months ended June 30, 2008 when compared to the same periods in 2007 was primarily due to lower outside professional services and staff related costs. We have successfully reduced external research and development contractor resources associated with the Business Signatures acquisition, significantly reducing our outside professional services expenses for the three and six months ended June 30, 2008, when compared to the same periods in 2007. In addition, our internal research and development headcount decreased 10% year over year from the prior year. Offsetting these savings, we experienced a shift in exchange rates between Canada and the U.S. that resulted in higher reported costs of $0.3 million and $0.9 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in research and development expenses as a percentage of total revenues for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily reflects the lower expenses in the first half of 2008, which resulted in a four- and three-percentage point decrease in the second quarter and first half of 2008, respectively, in addition to a one-percentage point decrease in research and development expenses as a percentage of total revenues due to higher total revenues for the six months ended June 30, 2008, when compared to the same period of 2007.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Three months ended June 30,		Six months ended June 30,		Percentage change
(millions)	2008	2007	2008	2007	Three months ended June 30	Six months ended June 30
General and administrative expenses	$3.1	$3.3	$6.2	$6.5	-6%	-5%

Percentage of total revenues	13%	13%	12%	13%

General and administrative expenses decreased to $3.1 million and $6.2 million for the three and six months ended June 30, 2008, respectively, from $3.3 million and $6.5 million for the comparable periods in 2008. General and administrative expenses represented 13% and 12% of total revenues for the three and six months ended June 30, 2008, respectively, compared to 13% for each of the respective periods in 2007.

	Year over year change 2007 to 2008
(millions)	Three months ended June 30	Six months ended June 30
Facilities related costs	$0.1	$-0.1
Outside professional services	0.5	0.8
Staff related costs	-0.8	-1.0

	$-0.2	$-0.3

The decrease in staff-related costs in absolute dollars in the second quarter and first half of 2008 compared to the same periods of 2007 was due to the effect of continued management discipline in this area, with net savings of $0.2 million and $0.3 million, respectively, primarily the result of a 12% decline in headcount compared to the prior year. Offsetting this decrease in staff related spending was increased spending on outside professional services in the second quarter and first half of 2008 when compared to the same periods in 2007. Also, an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies resulted in higher reported expenses of $0.1 million and $0.5 million for three and six months ended June 30, 2008, respectively, the majority of which related to staffing costs. We believe that the increases in outside professional services expenses were non-recurring in nature and expect that these costs will reduce to historical levels in the second half of 2008. General and administrative expenses as a percentage of total revenues remained the same for the second quarter of 2008 compared to the same quarter of 2007, while general and administrative expenses as a percentage of total revenues decreased one-percentage point for the first half of 2008 compared to the same period of 2007, primarily because of the lower spending in this area.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $315 thousand and $660 thousand for the three and six months ended June 30, 2008, respectively, compared to $345 thousand and $677 thousand for the same periods in 2007. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $250 thousand and $499 thousand for three and six months ended June 30, 2008, respectively, compared to $267 thousand and $533 thousand for the same periods of 2007. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $211 thousand and $422 thousand was recorded as a component of sales and marketing expenses for the first three and six months of 2008, respectively, compared to $229 thousand and $457 thousand for the same periods of 2007, while $38 thousand and $76 thousand was recorded as a component of cost of services and maintenance revenues for each of the first three and six months of 2008 and 2007, respectively.

Interest Income

Interest income was $98 thousand and $229 thousand for the three and six months ended June 30, 2008, respectively, compared to $176 thousand and $356 thousand for the same periods of 2007, representing less than 1% of total revenues for each of the respective periods. The decrease in investment income for the second quarter and first half of 2008, compared to the same periods of 2007, was primarily due to the reduced rate of return on our funds invested in cash equivalents, as the interest rates available in the first half of 2008 decreased compared to the same period in 2007, despite the fact that the funds available increased to $25.4 million at June 30, 2008 from $24.2 million at June 30, 2007.

Loss from Equity Investments

We recorded $77 thousand, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the six months ended June 30, 2007. The carrying value of this investment was zero as at December 31, 2007, and therefore, no further losses were recorded in 2008. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Provision for Income Taxes

We recorded an income tax provision of $211 thousand and $275 thousand for the three and six months ended June 30, 2008, respectively, compared to $72 thousand and $124 thousand for the same periods of 2007. These provisions represented primarily the taxes payable in certain foreign jurisdictions for which no U.S. benefit is expected. The increase in the second quarter of 2008 over the same quarter of the prior year was due in large part to an ongoing examination of a subsidiary’s income tax filings in the United Kingdom. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $5.2 million in operating activities during the six months ended June 30, 2008. This cash inflow was primarily a result of a net income after adjusting for non-cash charges of $2.3 million, a decrease in accounts receivable of $4.1 million, an increase in deferred revenue of $1.5 million, and a decrease in prepaid expenses and other receivables of $0.5 million, partially offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $0.4 million, and a decrease in accrued restructuring charges of $2.8 million. The reduction in accounts payable and accrued liabilities was the result of the pay down of accruals related to third party royalties, as well as the timing of accruals related to employee compensation. Our average days sales outstanding at June 30, 2008 was 62 days, which represents a decrease from the 67 days that we reported at March 31, 2008. The overall decrease in days sales outstanding from March 31, 2008 was mainly due to higher in-quarter collections due to improved sales linearity compared to the first quarter of 2008. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first six months of 2008, we used $0.2 million of cash related to investing activities, primarily related the investment of $0.2 million in property and equipment, largely for computer hardware upgrades throughout our organization and $0.6 million in other long-term assets related to capitalized costs associated with subletting space in our Canadian facility, partially offset by $0.6 million of cash provided by long-term deposits received from our subtenant in our Canadian facility.

As of June 30, 2008, our cash and cash equivalents in the amount of $25.4 million provided our principal sources of liquidity. Overall, we generated $2.6 million and $4.9 million in cash and cash equivalents during the second quarter and first six months of 2008, respectively, despite the expenditure of $1.4 million and $2.8 million, respectively, to satisfy obligations under our restructuring accruals during those periods. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2008 to satisfy the obligations provided for under our restructuring program.

However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $16.5 million of accrued restructuring charges at June 30, 2008 through fiscal 2011. This amount is net of expected sublet recoveries on restructured facilities of $3.2 million. The gross operating lease obligations for these restructured facilities are detailed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at June 30, 2008 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$20,958	$4,660	$5,464	$4,906	$5,928
Operating lease obligations—restructured facilities	19,676	6,599	13,077	—	—
2008 Entrust Deferred Retention Bonus Plan	1,239	875	364	—	—
Other commitments	127	127	—	—	—

Total	$42,000	$12,261	$18,905	$4,906	$5,928

In addition to the lease commitments included above, we have provided letters of credit totaling $1.8 million as security deposits in connection with certain office leases.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of June 30, 2008 of $127 thousand, to be paid during fiscal 2008.

The 2008 Entrust Deferred Retention Bonus Plan (the “2008 Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on February 19, 2008. The primary objective of the 2008 Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. The Compensation Committee, in its sole discretion, shall determine which employees are eligible to receive awards under the plan and shall grant awards in such amounts and on such terms as it shall determine. Subject to limited exceptions, an employee’s award under the plan shall vest in one-seventh of the amount of the award over the seven calendar quarters commencing on January 1, 2008, provided that the employee continues to be employed by us on each of such dates. During the first quarter of 2008, we granted awards to employees under the plan that potentially could result in payments of $1.5 million over the subsequent seven quarters, assuming that all employees receiving the awards remain employed with us for the entire seven quarter vesting period of the awards. Of this amount, it was estimated that, as of June 30, 2008, $1.2 million was remaining to be paid out under this plan.

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

We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2008.

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2008.

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

The fair value of investments, classified as cash equivalents, entered into for purposes other than trading purposes, of $4.8 million, that would have been subject to interest rate risk, approximated amortized cost at June 30, 2008.

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

Risk Associated with Exchange Rates

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, the European Union and Japan. This exposure is not considered to be material with respect to the United Kingdom, European and Japanese operations due to the fact that the net earnings of these operations, denominated in local currencies, are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through our Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but would also mean expenses would be higher in a corresponding fashion and to a greater degree.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our reported expense base increased by $3.3 million in the first half of 2008, when compared to the same period in 2007, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was $0.3 million for the first half of 2008, when compared to same period in 2007.

In the past, when perceived by management to be advantageous, we have engaged in forward contracts to purchase Canadian dollars to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the second quarter of 2008, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $3.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past June 30, 2008 and no previously purchased foreign exchange contracts had extended past March 31, 2008. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the third quarter of 2008 or future periods beyond the third quarter of 2008.

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

On May 2, 2008, we held our Annual Meeting of Shareholders. Shares of Common stock with 51,055,110 votes were represented at the meeting out of a total of 61,201,982 shares entitled to vote. The following sets forth a description of each matter voted on and the votes cast:

1)	A proposal to elect Butler Derrick, Jr., Jerry Jones and Michael McGrath as Class I Directors for three-year terms. The results of the voting were as follows:

Director	Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
Butler Derrick, Jr.	48,739,198	—	2,315,912	—
Jerry Jones	48,464,222	—	2,590,888	—
Michael McGrath	48,815,675	—	2,239,435	—

2)	A proposal to amend the Entrust, Inc. 2006 Stock Incentive Plan to increase the number of shares of common stock of the Company available for award under the plan by two million (2,000,000) and related closure to new grants of the Business Signatures 2002 Stock Plan. The results of the voting were as follows:

Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
30,450,484	3,848,355	2,578,627	—

3)	Ratification of the appointment of Grant Thornton LLP as our independent public accountants for the year ending December 31, 2008. The results of the voting were as follows:

Votes For:	Votes Against:	Votes Withheld:	Broker non-votes:
50,763,512	—	291,598	—

Directors who were not elected at the meeting but whose term of office continued after the meeting are F. William Conner, Douglas Schloss, Michael P. Ressner., Terdema Ussery II, and Ray W. Washburne.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Revised Form of Entrust, Inc. Officer Non-Statutory Stock Option Agreement.

10.2	Revised Form of Entrust, Inc. Officer Incentive Stock Option Agreement.

10.3	Revised Form of Entrust, Inc. Restricted Stock Unit Award Agreement.

10.4	Revised Form of Entrust, Inc. Restricted Stock Unit Award Agreement CEO.

10.5	Letter Agreement between the Registrant and Neill Duff, dated March 8, 2007.*

10.6	Contract of Employment between the Registrant and Neill Duff, dated August 1, 2002.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: August 6, 2008	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Revised Form of Entrust, Inc. Officer Non-Statutory Stock Option Agreement.

10.2	Revised Form of Entrust, Inc. Officer Incentive Stock Option Agreement.

10.3	Revised Form of Entrust, Inc. Restricted Stock Unit Award Agreement.

10.4	Revised Form of Entrust, Inc. Restricted Stock Unit Award Agreement CEO.

10.5	Letter Agreement between the Registrant and Neill Duff, dated March 8, 2007.*

10.6	Contract of Employment between the Registrant and Neill Duff, dated August 1, 2002.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.