Form 10-Q
period 2008-09-30
ENTRUST INC
filed 2008-11-06
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 61,439,449 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of November 4, 2008.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$23,400	$20,485
Accounts receivable (net of allowance for doubtful accounts of $863 at September 30, 2008 and $2,009 at December 31, 2007)	15,474	20,773
Prepaid expenses and other receivables	3,945	4,079

Total current assets	42,819	45,337
Property and equipment, net	1,451	1,490
Purchased product rights and other purchased intangible assets, net	9,999	11,543
Goodwill	60,214	60,214
Long-term strategic and equity investments	91	91
Other long-term assets, net	1,096	3,479

Total assets	$115,670	$122,154

Liabilities
Current liabilities:
Accounts payable	$9,716	$10,787
Accrued liabilities	4,832	5,543
Accrued restructuring charges, current portion	5,488	5,419
Deferred revenue	27,418	27,894

Total current liabilities	47,454	49,643
Accrued restructuring charges, long-term portion	9,608	13,847
Other long-term liabilities	826	218

Total liabilities	57,888	63,708

Minority interest in subsidiary	4	4

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 61,431,458 and 61,098,702 issued and outstanding shares at September 30, 2008 and December 31, 2007, respectively	614	611
Additional paid-in-capital	773,273	771,223
Accumulated deficit	(716,364)	(713,523)
Accumulated other comprehensive income	255	131

Total shareholders’ equity	57,778	58,442

Total liabilities and shareholders’ equity	$115,670	$122,154

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2008	2007	2008	2007
Revenues:
Product	$9,435	$8,170	$28,078	$26,244
Services and maintenance	15,021	15,773	46,695	46,755

Total revenues	24,456	23,943	74,773	72,999

Cost of revenues:
Product	2,208	1,815	6,688	5,785
Services and maintenance	7,207	7,205	22,110	22,412
Amortization of purchased product rights	128	355	788	1,032

Total cost of revenues	9,543	9,375	29,586	29,229

Gross profit	14,913	14,568	45,187	43,770

Operating expenses:
Sales and marketing	7,817	8,207	24,326	26,113
Research and development	4,271	4,929	13,445	15,590
General and administrative	2,606	2,929	8,846	9,447
Impairment of long-term asset	1,518	—	1,518	—

Total operating expenses	16,212	16,065	48,135	51,150

Loss from operations	(1,299)	(1,497)	(2,948)	(7,380)

Other income (expense):
Interest income	93	188	322	544
Foreign exchange gain (loss)	81	(88)	156	(18)
Gain on sale of long-term strategic investments	—	—	18	—
Loss from equity investments	—	—	—	(77)

Total other income (expense)	174	100	496	449

Loss before income taxes	(1,125)	(1,397)	(2,452)	(6,931)
Provision for income taxes	114	104	389	228

Net loss	$(1,239)	$(1,501)	$(2,841)	$(7,159)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.12)
Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.12)
Weighted average common shares used in per share computations:
Basic	61,392	60,986	61,283	60,717
Diluted	61,392	60,986	61,283	60,717

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,841)	$(7,159)
Non-cash items in net loss:
Depreciation and amortization	3,589	3,489
Non-cash compensation expense	2,033	4,079
Loss from equity investments	—	77
Provision for doubtful accounts	(38)	190
Gain on sale of long-term strategic investments	(18)	—
Impairment of long-term asset	1,518	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,507	2,089
(Increase) decrease in prepaid expenses and other receivables	503	(1,028)
Increase (decrease) in accounts payable	(548)	2,532
Decrease in accrued liabilities	(1,123)	(7,011)
Decrease in accrued restructuring charges	(4,170)	(3,940)
Increase (decrease) in deferred revenue	(219)	3,795

Net cash provided by (used in) operating activities	4,193	(2,887)

INVESTING ACTIVITIES:
Maturities of marketable investments	—	2,639
Purchases of property and equipment	(873)	(321)
Proceeds on disposition of property and equipment	—	372
Proceeds on sale of long-term strategic investments	18	—
Increase in long-term deposits	593	—
Increase in other long-term assets	(588)	(353)

Net cash provided by (used in) investing activities	(850)	2,337

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20	1,089

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(448)	1,043

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,915	1,582
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,485	19,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,400	$21,470

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2. IMPAIRMENT OF LONG-TERM ASSET

During the third quarter of 2008, the Company recorded an impairment of $1,518 in the book value of capitalized software development costs related to its video based training, originally developed for both general security and Entrust specific solutions, for sale to its customers. During the third quarter of 2008, the Company became aware that its lead customer for this product was no longer interested in pursuing an agreement to license the content of the video based training technology. This fact, combined with changes in the management of the video based training program and the decision to discontinue investment in the maintenance of the technology to ensure continuity with the Company’s software releases, indicated to the Company’s management that a degradation in the carrying value of the related capitalized development costs may have occurred. The Company applied an expected present value technique to estimate the fair value of this long-lived asset in determining that the recoverable value had been impaired.

NOTE 3. FAIR VALUE MEASUREMENT

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

NOTE 4. STOCK-BASED COMPENSATION

Compensation cost related to stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) recognized in operating results was $524 and $1,346 in the three months ended September 30, 2008 and 2007, respectively, and $2,033 and $4,079 in the nine months ended September 30, 2008 and 2007, respectively.

The following table sets forth the related weighted-average assumptions, used to determine compensation cost for stock options and SARs.

	Three Months Ended, September 30, 2008	Three Months Ended, September 30, 2007
Weighted average assumptions:
Expected volatility	39%	55%
Risk free rate of return	4.43%	4.50%
Expected option term (years)	4.75	4.58

Summary of activity for the three months ended September 30, 2008 under the Company’s stock compensation plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Remaining Contractual Life in Years
Balance at June 30, 2008	2,673,693	14,867,406	5.06	1,122	4.46
Exercisable		11,673,397	5.68	569	4.09
Terminated under Prior Plans	(46,000)
Shares issued	(6,268)
Stock options:
Granted	(30,000)	30,000	2.11	—
Forfeited	293,872	(378,096)	4.43	21
Vested	—	(55,769)	8.82	2
Unvested	—	(322,327)	3.31	19
Expired	23,060	(107,567)	7.56	—

Exercised	—	(46,087)	0.23	96
Restricted stock units:
Granted	(110,000)	55,000	—	21
Forfeited	11,000	(8,566)	—	20
Unvested	—	(8,566)	—	20
Matured	—	(33,437)	2.37	79
Stock appreciation rights:
Forfeited	—	(8,776)	3.64	—
Unvested	—	(8,776)	3.64	—

Balance at September 30, 2008	2,809,357	14,369,877	5.20	597	4.70
Exercisable		11,746,482	5.62	324	4.26

During the three and nine months ended September 30, 2008, the amount of cash received from the exercise of stock options was $11 and $20, respectively.

At September 30, 2008, there was $1,630 of total unrecognized compensation cost related to non-vested stock option and SARs awards. Compensation expense related to stock options and SARs for the three and nine months ended September 30, 2008 was $360 and $1,340, respectively, and was $1,033 and $3,093 for the three and nine months ended September 30, 2007, respectively.

At September 30, 2008, there was $685 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans. Compensation expense related to RSUs for the three and nine months ended September 30, 2008 was $164 and $693, respectively, and was $313 and $986 for the three and nine months ended September 30, 2007, respectively. During the first nine months of 2008, the Company granted 50,000 RSUs, the vesting of which is based upon the achievement of market conditions. Compensation cost for an RSU award with a market condition are recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition, based on the grant date fair value of the award. However, unlike awards with a service or performance condition, the compensation cost for an award with a market condition will not be reversed solely because the market condition is not satisfied.

NOTE 5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Allowance for doubtful accounts, beginning of period	$2,009	$1,470
Provision for doubtful accounts, net	(38)	190
Amounts written-off, net of recoveries	(1,108)	246

Allowance for doubtful accounts, end of period	$863	$1,906

NOTE 6. ACCRUED RESTRUCTURING CHARGES

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

The balance of the accrued restructuring charges for the May 2003 restructuring are payable within the next 12 months.

Summary of Accrued Restructuring Charges for May 2003 Restructuring

The following table is a summary of the accrued restructuring charges related to the May 2003 plan at September 30, 2008:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2008
Consolidation of excess facilities	$0.2	0.2	$—

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months as long-term liabilities. However, the current obligations would require the Company to fund $1,400 of its accrued restructuring charges for the June 2001 restructuring during the remainder of fiscal 2008, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,500 in fiscal 2009, $5,700 in fiscal 2010 and $2,500 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring

The following table is a summary of the accrued restructuring charges net of sublease recoveries related to the June 2001 plan at September 30, 2008:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at September 30, 2008
Consolidation of excess facilities	$19.1	$4.0	$15.1

As of September 30, 2008, the Company had estimated a total of $7,000 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

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

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock or Common stock to be issued under stock award agreements for the three and nine months ended September 30, 2008 was 1,216,389 and 1,335,368 shares, respectively, compared to a dilutive effect of 1,969,169 and 506,825 shares for the three and nine months ended September 30, 2007, respectively, which increased the weighted average common shares outstanding used in the computation. In addition, 11,551,264 and 10,812,046 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted net income (loss) per share.

In the three and nine months ended September 30, 2008, the Company issued 79,368 and 332,756 shares of Common stock, respectively, related to the exercise of employee stock options and restricted stock units.

NOTE 8. MARKETABLE AND OTHER INVESTMENTS

The Company did not hold any short term marketable investments as of September 30, 2008 and December 31, 2007.

Historically, the Company has not engaged in formal hedging activities, but the Company does periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. In the past, when advantageous, the Company has engaged in forward contracts to purchase Canadian dollars to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. The Company did not engage in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the third quarter of 2008. No previously purchased foreign exchange contracts had extended past June 30, 2008. Subsequent to September 30, 2008, the Company has engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $3.0 million of expenses denominated in Canadian dollars in the fourth quarter of 2008. The Company currently has not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the fourth quarter of 2008.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,007, net of recoveries, with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at September 30, 2008. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”), which at September 30, 2008 represented approximately 14% of the voting share capital of Ohana. The carrying value of the Company’s investment in Ohana at September 30, 2008 was $91.

The Company also holds an equity interest in Asia Digital Media Limited (“Asia Digital Media”), which at September 30, 2008 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock.

There was no remaining carrying value of the Company’s investment in Asia Digital Media at September 30, 2008 and 2007.

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

The Company operates in three main geographic areas as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Revenues:
United States	$10,015	$12,090	$34,121	$35,854
Canada	5,207	4,474	14,884	15,734
Europe, Asia and Other	9,234	7,379	25,768	21,411

Total revenues	$24,456	$23,943	$74,773	$72,999

Income (loss) before income taxes:
United States	$(1,812)	$(435)	$(2,116)	$(813)
Canada	629	(863)	(222)	(5,852)
Europe, Asia and Other	58	(97)	(114)	(266)

Total income (loss) before income taxes	$(1,125)	$(1,395)	$(2,452)	$(6,931)

	September 30, 2008	December 31, 2007
Total assets:
United States	$89,440	$95,988
Canada	18,983	22,146
Europe, Asia and Other	7,247	4,020

Total	$115,670	$122,154

NOTE 10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net loss	$(1,239)	$(1,501)	$(2,841)	$(7,159)
Foreign currency translation adjustments	(7)	(174)	124	(745)

Comprehensive loss	$(1,246)	$(1,675)	$(2,717)	$(7,904)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not anticipate the adoption of SFAS No. 161 will have a material impact on the disclosures already provided.

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

Product Category Financial Metrics:

•	Entrust Emerging Growth Products accounted for 38% ($3.6 million) of product revenues for Q3, 2008.

•	Entrust PKI Products accounted for 58% ($5.5 million) of product revenues for Q3, 2008.

•	Entrust Single Sign-On Products accounted for 4% ($376 thousand) of product revenues for Q3, 2008.

These three categories are how we report our product revenues externally, but do not directly correlate to our three platforms that we use with customers.

We also provide support and maintenance services to our customers. Support and maintenance revenues increased 7% for the first three quarters of 2008 and now accounts for over $10.0 million of quarterly revenue. It is important to note that we achieved record renewals in the first three quarters of 2008 of over 95% in terms of customer retention rate. We also provide professional services, including architecture, installation, and integration services related to the products that we sell.

In Q3, 2008, deferred revenues were of $27.4 million, a decrease of $734 thousand from Q3, 2007. The decrease in deferred revenue was due primarily to the impact of the Canadian dollar on the deferred revenue balance. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software bookings.

In the first three quarters of 2008, Entrust increased our profitability by $4.3 million or $0.07 per share. During 2007 and the first three quarters of 2008, we have significantly reduced our total expenses through a combination of managed headcount reductions, lowering of contracting expenses and controlling variable operating costs. Those expense reduction initiatives were somewhat offset by the additional costs we experienced due an unfavorable shift in the exchange rates between the U.S dollar and other major currencies in 2007 and the first three quarters of 2008. This unfavorable shift in exchange rates had cost Entrust $3.5 million in additional reported expense in 2007 and an additional $3.4 million in the first nine months of 2008.

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

We market and sell our products and services in both the enterprise and government market space. In the first three quarters of 2008, the extended Government vertical made up 46% of product revenues, which is virtually flat versus the same period of 2007. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom, the Kingdom of Saudi Arabia and across continental Europe. In fact, Entrust now counts 17 of the top 22 e-governments, as set forth in a report of Accenture issued in June 2007, as customers.

A key change in the government space has been the movement from purely internal security solutions that our customers require to more external citizen facing applications. These projects include ePassports, national ID programs, eBorders, physical and logical access programs for government employees, and a growing number of citizen facing applications. Security is at the core of all these projects and our wide product set positions Entrust well in this space. We have already announced six ePassport projects that Entrust has won and we have been selected as the infrastructure for a number of national ID and Ministry of Defense programs. In 2007, we won the national PKI infrastructures in the Kingdom of Saudi Arabia, Brunei and Slovenia. Specifically, we had a one million dollar transaction in the third quarter of 2007 for the Saudi Arabia PKI infrastructure, while in the fourth quarter of 2007 their ePortal infrastructure was our largest transaction. Further, in the first quarter of 2008, our largest transaction was for an eBorders project in Europe, while in the second and third quarters, we won our first two Extended Access Control passport deals from European Union countries.

In Q3, 2008, 64% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In Q3, 2008 the financial services vertical accounted for approximately 49% of product revenues and was up 40% over the first three quarters of 2007. In this quarter of 2008, we had very good success in the financial vertical with our Risk-Based Authentication solutions, where we delivered our largest transaction with a Canadian bank selecting Entrust IdentityGuard and TransactionGuard. Overall, four of our top five product transactions were with financial institutions outside of the U.S. and Great Britain.

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

Entrust, for years, has been a leader in securing digital identities and information. Entrust has built on that heritage to become a leader in the Risk-Based Authentication market. In Q3, 2008, Risk-Based Authentication accounted for 28% of product revenues, up 80% from a year ago. The key drivers for our Risk-Based Authentication platform is Entrust IdentityGuard and our On-line Fraud detection solution, Entrust TransactionGuard. In the third quarter, Entrust IdentityGuard continued to have positive momentum, making up 63 of our 130 transactions.

As of September 30, 2008, we have gone well over 10.0 million licensed users of IdentityGuard and have nearly $16.0 million in total sales of the solution. IdentityGuard’s low cost point, its simplicity for the mass market, and its effectiveness in countering online theft and phishing, are the key drivers for the increased revenue growth we are experiencing. Along with the revenue growth for second factor authentication, we are also seeing customers increasingly interested in data protection and encryption. With a combination of Entrust IdentityGuard, GetAccess and TruePass, customers can accomplish authentication and role based access control, digital signature, and encryption from one solution provider.

In the first quarter of 2007, Entrust introduced the industry’s first $5 one-time-passcode (OTP) security token. In the second quarter of 2007, we made the product commercially available and delivered our tokens to our first customers. In addition to the OTP token, Entrust IdentityGuard customers enjoy a range of authentication methods from a single platform. This provides unprecedented flexibility and choice customers currently do not have with existing OTP token vendors. We have received a customer commitment on our largest IdentityGuard token deal, which is for 500,000 tokens over the next three years, and this quarter we delivered our first large token shipment.

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

Our managed service is not our first entrance into the services business. We have been helping our customers for years design, deploy and manage our solutions. We have also been successful in growing our SSL certificate business, which was up 36% for the first three quarters of the year. Year-to-year comparison showed an increase of 34% for the third quarter of 2008, accounting for $2.5 million of PKI product revenues in Q3, 2008. We are also seeing increased momentum with business development partners and channels to market these offerings.

Entrust, in the past, has relied significantly on large deals, meaning deals of $1 million or more, in each quarter. We have over the past few years reduced this dependence, with no product transactions over $1 million in Q3, 2008. The top five product transactions accounted for 10% of Q3, 2008 revenues. These numbers were at the low end of our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to two transactions over $1 million. In the quarter, the average purchase size was $50,000, a slight decrease from $51, 000 in Q3, 2007. Total transactions in Q3, 2008 reached 130. Forty-four transactions or 34% of the total transactions were from new customers.

We may be impacted from time to time on our software revenue by the length and timing of our customers’ buying process, which may include proof of concepts, senior management reviews and customer budget delays that sometimes results in longer than anticipated sales cycles. We are also impacted by our customers’ buying behavior, which in recent times has been to buy only for immediate need as opposed to making a larger purchase in order to get a better discount. Any of these factors may impact our revenue on a quarterly basis.

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

BUSINESS OVERVIEW

During the third quarter of 2008, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $24.5 million represented a 2% increase from the third quarter of 2007, and consisted of 39% product sales and 61% services and maintenance. Services and maintenance revenues decreased 5% from the third quarter of 2007, due to decreased demand for consulting services, while product revenues increased 15% from the third quarter of 2007, driven by improved subscription-based product revenues and improved closure rate for product transactions, despite a lower average purchase value, compared to the same quarter of 2007. Net loss for the third quarter of 2008 was $1.2 million, or $0.02 per share, compared to net loss of $1.5 million, or $0.02 per share for the same period of 2007, with total expenses increasing 1% to $25.8 million, including a $1.5 million write-down of a long-term asset. We used $1.0 million in cash flow from operations in the third quarter of 2008, compared to net cash flow used in operations of $3.0 million in the same quarter of 2007. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 38% of product revenue, which is an increase of 88% from Q3, 2007 and 38% from Q2, 2008. Entrust PKI Products accounted for 58% of product revenue, which is a decrease of 12% from Q3, 2007 and 11% from Q2, 2008. Entrust Certificate Services revenues, a component of our PKI Product solutions suite, increased 34% over Q3, 2007 and 5% over Q2, 2008. Entrust Single Sign-On Products accounted for 4% of product revenue, which is an increase of 570% from Q3, 2007 and 47% from Q2, 2008. Extended Government accounted for 36% and Extended Enterprise accounted for 64% of the product revenue in the quarter. The financial vertical accounted for approximately 49% of third quarter 2008 product revenues, an increase of 92% from Q3, 2007 and 81% from Q2, 2008.

Other highlights from the third quarter of 2008 included:

•

The top five product transactions accounted for 10% of Q3, 2008 revenues. The average purchase size this quarter was $50,000, down from $51,000 in Q3, 2007 and $58,000 in Q2, 2008. Total transactions in Q3, 2008 were 130, which is up from 115 in Q3, 2007, and 103 in Q2, 2008. Forty-four (or 34%) of the transactions were from new customers, an increase of 16% from Q3, 2007.

•	Revenue from subscription based product and services accounted for 56% of total revenue for Q3, 2008, an increase of 6% from Q3, 2007 and consistent with Q2 2008.

•	Deferred revenue was $27.4 million, which is a decrease of 3% from Q3, 2007 and 6% from Q2, 2008.

•	We ended Q3, 2008 with $23.4 million in cash and cash equivalents, which is up from $21.5 million at the end of Q3, 2007 and down from $25.4 million at the end of Q2, 2008, and no debt.

•

We had no product transactions over $1 million in Q3, 2008, compared to one such transaction in Q3, 2007. Revenue from transactions under $500 thousand increased 23% from Q3, 2007, continuing to drive our strategy to be less reliant on large deals. Transactions under $500 thousand accounted for 93% of product revenue in Q3, 2008, compared to 88% in Q3, 2007.

•

Entrust and 3M announced a partnership to provide an integrated end-to-end secure ePassport solution, which provides the necessary components to implement Basic Access Control (BAC) and EAC ePassport security, while also securing the surrounding data and communications infrastructures.

•

DnB NOR, the largest financial institution in Norway, aligned its comprehensive security strategy with Entrust, Inc. and the zero-touch fraud detection component of the Entrust Risk-based Authentication Solution. With total assets of more than $308 billion (USD), DnB NOR serves more than 2.5 million customers worldwide. The bank will leverage the Entrust solution — for more than 1.7 million users — to protect private-, corporate- and consumer-banking customers online.

•

Slovenia selected Entrust to facilitate its government’s migration to a second-generation ePassport solution based on the EAC standard. Slovenia’s second-generation ePassport capabilities, integrated by technology partner S&T, represent one of the core components of the country’s citizen-centric e-government.

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

In the third quarter of 2008, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 24% of gross accounts receivable at September 30, 2008, compared to 25% of gross accounts receivable at September 30, 2007. One customer accounted for 10% or more of net accounts receivable at September 30, 2008. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts, which accounted for approximately $1.0 million of the $1.9 million balance of allowance for doubtful accounts at June 30, 2008. These receivable balances were written off during the third quarter of 2008 and, as a result, the allowance for doubtful accounts decreased $1.0 million to a balance of $0.9 million at September 30, 2008.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we were not required to record a liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was zero and, thus, did not impact our effective tax rate. The amount of unrecognized tax benefits did not change as of September 30, 2008.

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

Goodwill with a balance of $60.2 million at September 30, 2008 is tested for impairment annually and also in the event of an impairment indicator. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant business unit exceeds carrying value and 2) the amount of impairment loss, if any. This test requires us to make judgments as to what is the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization. No impairment was required as a result of the annual impairment test as of December 31, 2007 and no events have indicated that their carrying amount may not be recoverable.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $10.0 million at September 30, 2008 are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews require significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

In addition, subsequent to the impairment discussed below, we have a net balance of $1.1 million from our investment in other long-term assets at September 30, 2008, which consist primarily of capitalized software development costs, related to Entrust products offered for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software or over a three year period. The economic useful life of these capitalized software development costs is periodically re-assessed. During the third quarter of 2008, we recorded an impairment of $1.5 million in the book value of capitalized software development costs related to our video based training, originally developed for both general security and Entrust specific solutions, for sale to our customers. During the third quarter of 2008, we became aware that our lead customer for this product was no longer interested in pursuing an agreement to license the content of the video based training technology. This fact, combined with changes in the management of the video based training program and the decision to discontinue investment in the maintenance of the technology to ensure continuity with our software releases, indicated to our management that a degradation in the carrying value of the related capitalized development costs may have occurred. We applied an expected present value technique to estimate the fair value of this long-lived asset in determining that the recoverable value had been impaired.

We are not aware of any further impairment events during the three months ended September 30, 2008. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our remaining investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

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

For the three and nine months ended September 30, 2008 compensation expense of $0.5 million and $2.0 million, respectively, was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $2.3 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We currently do not anticipate the adoption of SFAS No. 161 will have a material impact on the disclosures already provided.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product	38.6%	34.1%	37.6%	36.0%
Services and maintenance	61.4	65.9	62.4	64.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product	9.0	7.6	8.9	7.9
Services and maintenance	29.5	30.1	29.6	30.7
Amortization of purchased product rights	0.5	1.5	1.1	1.4

Total cost of revenues	39.0	39.2	39.6	40.0

Gross profit	61.0	60.8	60.4	60.0

Operating expenses:
Sales and marketing	32.0	34.3	32.5	35.8
Research and development	17.5	20.6	18.0	21.4
General and administrative	10.6	12.2	11.8	12.9
Impairment of long-term asset	6.2	—	2.0	—

Total operating expenses	66.3	67.1	64.3	70.1

Loss from operations	(5.3)	(6.3)	(3.9)	(10.1)

Other income (expense):
Interest income	0.4	0.8	0.4	0.7
Foreign exchange gain (loss)	0.3	(0.4)	0.2	—
Gain on sale of long-term strategic investments	—	—	—	—
Loss from equity investments	—	—	—	(0.1)

Total other income (expense)	0.7	0.4	0.6	0.6

Loss before income taxes	(4.6)	(5.9)	(3.3)	(9.5)
Provision for income taxes	0.5	0.4	0.5	0.3

Net loss	(5.1)%	(6.3)%	(3.8)%	(9.8)%

REVENUES

Total Revenues

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
North America	15.3	16.5	49.1	51.6	-7%	-5%
Outside North America	9.2	7.4	25.7	21.4	24%	20%

Total	24.5	23.9	74.8	73.0	3%	2%

Our total revenues were $24.5 million for the three months ended September 30, 2008, which represented an increase of 3% from the $23.9 million for the three months ended September 30, 2007. Total revenues were $74.8 million for the nine months ended September 30, 2008, which represented an increase of 2% from the $73.0 million of total revenues for the nine months ended September 30, 2007. Total revenues derived from North America of $15.3 million and $49.1 million in the third quarter and first nine months of 2008, respectively, represented a decrease of 7% and 5% from the $16.5 million and $51.6 million in the same periods of 2007. Total revenues derived from outside of North America of $9.2 million and $25.7 million for the third quarter and first nine months of 2008, respectively, represented an increase of 24% and 20% from the $7.4 million and $21.4 million in the same periods of 2007.

The overall increase in total revenues during the three and nine months ended September 30, 2008, when compared to the same periods in 2007, was driven by year over year increases in product revenues, which was up 15% in the third quarter and 7% for the first nine months, when compared to the same periods of 2007, primarily from our Risk Based Authentication solutions and our subscription based businesses. However, extended government revenues in the United States were $4.4 million and $13.5 million for the three and nine months ended September 30, 2008, respectively, compared to $4.7 million and $14.8 million for the same periods in 2007, representing a 6% and 9% decrease, respectively. Our subscription based product and services revenues has grown in 2008, accounting for 56% and 54% of total revenues for the third quarter and first nine months of 2008, respectively, including support & maintenance revenues, up from 54% and 50% in the same periods of 2007, an increase of 10% for the first nine months of the year. The United States and Canadian governments represented 16% and 8% of total revenues in the third quarter of 2008, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 9% and 4% of total revenues in the third quarter of 2008, respectively. Overall, the United States and Canadian governments represented 14% and 9% of total revenues in the first nine months of 2008, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 8% and 5% of total revenues in the first nine months of 2008. No individual customer accounted for 10% or more of total revenues in the three and nine months ended September 30, 2008.

The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future. We believe the improved revenues for the first nine months of 2008, compared to the same period in 2007, reflects the strength of our evolving product portfolio, distribution network, strong customer relationships and the quality of our support and services.

Product Revenues

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
North America	5.2	5.0	16.8	17.6	4%	-5%
Outside North America	4.2	3.2	11.3	8.6	31%	31%

Total	9.4	8.2	28.1	26.2	15%	7%

Percentage of total revenues	39%	34%	38%	36%

Product revenues of $9.4 million for the three months ended September 30, 2008 represented an increase of 15% from the $8.2 million for the three months ended September 30, 2007, representing 39% and 34% of total revenues in the respective periods. Product revenues of $28.1 million for the nine months ended September 30, 2008 represented an increase of 7% from the $26.2 million for the nine months ended September 30, 2007, representing 38% and 36% of total revenues in each of the respective periods.

The growth of product revenues in the third quarter and first nine months of 2008 when compared to the same periods in 2007 was primarily driven by demand for our emerging growth products, which grew 88% in the third quarter and 50% in the first nine months of 2008, representing 31% of product revenues in the first nine months of 2008, compared to 22% for the same period in 2007, and our SSL certificate business. In particular, demand for our fraud and risk based authentication offerings was the strongest, with combined increase in revenues of 100% year to date compared to last year. However, revenue from our PKI products, representing 66% of product revenues in the first nine months of 2008, compared to 72% for the same period of last year, has seen some weakness, with revenues decreasing 12% in the third quarter and 3% in the first nine months of 2008 compared to the same periods of 2007. While our Entrust certificate services (SSL certificates) portion of our PKI business increased 36% to $7.1 million of revenue in the first nine months of 2008, compared to the same period in 2007, this growth was more than offset by the planned decrease in reliance on sales of the full disk products that we resell from Checkpoint; the shift from perpetual license purchases to our subscription based managed service offering; and lower government customer purchases.

We had 130 product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) in the third quarter of 2008, up 13% from 115 in the same quarter of 2007. Overall, we had 369 product revenue transactions in the first nine months of 2008, up from 334 in the first nine months of 2007, or a 10% increase, with 32% of the transactions in the first nine months of 2008 being from new customers. The average product revenue transaction size decreased 2% to $50 thousand for the third quarter of 2008 from $51 thousand for the same quarter of 2007, while the average product transaction size decreased 9% to $53 thousand for the first nine months of 2008 from $58 thousand for the same period in 2007. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. However, growth in deals under $500 thousand is fueling our overall top line product revenue growth in the first nine months of 2008 compared to the same period last year. Revenue from deals under $500 thousand increased 13% from the same period in 2007, and is continuing to drive our strategy of being less reliant on large deals. These transactions accounted for 93% and 92% of product revenue in the third quarter and first nine months of 2008, respectively, compared with 88% and 87% for the respective periods of last year. Further, there were no product deals greater than $1 million in the first nine months of 2008, compared to two for the same period in 2007. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues for the first nine months of 2008 increased to 10%, up moderately from 9% for the same period in 2007. The combination of customer buying patterns, generally smaller-sized IdentityGuard transactions and increased subscription business gives us a more predictable revenue base. This is consistent with our expectations, due to the increased volume of product transactions and lower reliance on deals greater than $1 million.

Services and Maintenance Revenues

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
North America	10.0	11.6	32.3	33.9	-14%	-5%
Outside North America	5.0	4.2	14.4	12.9	19%	12%

Total	15.0	15.8	46.7	46.8	-5%	0%

Percentage of total revenues	61%	66%	62%	64%

Services and maintenance revenues of $15.0 million for the three months ended September 30, 2008 represented a decrease of 5% from the $15.8 million for the three months ended September 30, 2007, representing 61% and 66% of total revenues in the respective periods. Services and maintenance revenues of $46.7 million for the nine months ended September 30, 2008, decreased moderately from $46.8 million for the nine months ended September 30, 2007, representing 62% and 64% of total revenues in the respective periods.

The decrease in services and maintenance revenues for the third quarter of 2008, compared to the same period of 2007, is due to lower professional services revenues, primarily in the North American market as a result of customers’ budget constraints, despite strong subscription-based support and maintenance revenues in the quarter and year to date. However, overall services and maintenance revenues for the first nine months of 2008 have remained roughly flat when compared to the last year. Our customers continued to renew their support agreements at a rate of over 96% for the first nine months of 2008, increasing support and maintenance revenues by 7% when compared to the same period in 2007. Services and maintenance revenues as a percentage of total revenues for the third quarter of 2008 and the first nine months of 2008 decreased due to the combined effect of lower services and maintenance revenues and higher demand for our product offerings compared to the same periods of last year.

EXPENSES

Total Expenses

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
Total expenses	25.8	25.4	77.7	80.4	2%	-3%

Percentage of total revenues	105%	106%	104%	110%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative and impairment of long-term asset. Total expenses of $25.8 million and $77.7 million for the three and nine months ended September 30, 2008, respectively, represented an increase of 2% and a decrease of 3% in each of the respective periods, from $25.4 million and $80.4 million for the same periods of 2007, respectively. The overall decrease in spending for the first nine months of 2008, when compared to the same period in 2007, was primarily due to the effect of an 8% decrease in our overall headcount year over year, as we continue to manage our headcount resources and discretionary spending carefully. This expense decrease was offset by an impairment of a long-term asset recorded during the third quarter of 2008, higher third party royalty costs and an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies that increased our reported expenses by $0.1 million and $3.4 million for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007. As of September 30, 2008 we had 423 full-time employees globally, compared to 459 full-time employees at September 30, 2007 and 455 full-time employees at December 31, 2007.

COST OF REVENUES

Cost of Product Revenues

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
Cost of product revenues	2.2	1.8	6.7	5.8	22%	16%

Percentage of product revenues	23%	22%	24%	22%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $2.2 million for the three months ended September 30, 2008, which represented a 22% increase from $1.8 million for the three months ended September 30, 2007, representing 23% and 22% of product revenues in each of the respective periods. Cost of product revenues of $6.7 million for the nine months ended September 30, 2008 represented a 16% increase from $5.8 million for the nine months ended September 30, 2007, which represented 24% and 22% of product revenues in their respective periods The increase in the cost of product revenues in absolute dollars and as a percentage of total product revenues for the third quarter and first nine months of 2008 compared to the same periods of 2007 is primarily attributable to higher third-party software royalties and costs associated with sales of our IdentityGuard token product that was introduced subsequent to the first quarter of 2007. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected. Also, the shift in the exchange rates between the U.S. and other major currencies had no significant impact for the three months ended September 30, 2008, when compared to the same period in 2007, but resulted in increased reported expenses of $0.3 million for the nine months ended September 30, 2008, when compared to the same period in 2007.

Cost of Services and Maintenance Revenues

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
Cost of services and maintenance revenues	7.2	7.2	22.1	22.4	0%	-1%

Percentage of services and maintenance revenues	48%	46%	47%	48%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $7.2 million for each of the three months ended September 30, 2008 and 2007, respectively, representing 29% and 30% of total revenues for each of the respective periods. Cost of services and maintenance revenues was $22.1 million for the nine months ended September 30, 2008, which represented a 1% decrease from $22.4 million for the nine months ended September 30, 2007, representing 30% and 31% of total revenues for the respective periods.

(millions)	Year over year change 2007 to 2008
	Three months ended September 30	Nine months ended September 30
Staff related costs	0.2	-0.4
Outside professional services	-0.2	-0.4
Third party hardware and support	—	0.5

	—	-0.3

The decrease in the cost of services and maintenance revenues in the first nine months of 2008, compared to the same period in 2007, was mainly attributable to decreased staff related costs and outside professional services contractors. Outside professional services purchased externally decreased as we made a concerted effort to rebalance the work performed by our staff and work performed by subcontractors, improving utilization of internal resources. These savings were partly offset by higher hardware and related support costs and the shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in increased reported expenses of $0.9 million for the nine months ended September 30, 2008, when compared to the same period in 2007, the majority of which related to staffing costs. The decrease in services and maintenance expenses as a percentage of total revenues for the three months ended September 30, 2008 was the result of higher total revenues, which accounted for the one-percentage point decrease, when compared to the same period in 2007. The decrease for the nine months ended September 30, 2008 in services and maintenance expenses as a percentage of total revenues, compared to the prior year, was primarily the result of higher total revenues, which, when combined with lower overall spending, accounted for a one-percentage point decrease in the services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for the three months ended September 30, 2008 compared to 54% for the same quarter of 2007, while services and maintenance gross profit as a percentage of services and maintenance revenues was 53% for the nine months ended September 30, 2008 compared to 52% for the same period of 2007. The decrease in the gross profit percentage for the third quarter was primarily the result of a decline in professional services margins, which accounted for a 4% drop in the gross profit percentage, partially offset by a 2% improvement in the gross profit percentage due to higher support and maintenance margins. The increase in this gross profit percentage for the nine months ended September 30, 2008 was primarily as a result of improved support and maintenance margins, which accounted for a 3% increase in the gross profit percentage point, while a decline in professional services margins partially offset the gross profit percentage increase in the first nine months by 2%.

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

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
Total sales and marketing expenses	7.8	8.2	24.3	26.1	-5%	-7%

Percentage of total revenues	32%	34%	33%	36%

Sales and marketing expenses decreased 5% to $7.8 million for the three months ended September 30, 2008 from $8.2 million for the comparable period in 2007. For the nine months ended September 30, 2008, sales and marketing expenses decreased 7% to $24.3 million from $26.1 million for the comparable period in 2007. Sales and marketing expenses represented 32% and 33% of total revenues for the three and nine months ended September 30, 2008, respectively, compared to 34% and 36%, respectively, for each of the three and nine months ended September 30, 2007.

(millions)	Year over year change 2007 to 2008
	Three months ended September 30	Nine months ended September 30
Staff related costs (includes travel expenses)	-0.2	-1.4
Marketing programs	—	-0.4
Outside professional services	0.1	0.4
Facilities related costs	-0.1	-0.3
Bad debt expense	-0.2	-0.1

	-0.4	-1.8

The decrease in sales and marketing expenses for the three and nine months ended September 30, 2008, compared to the same periods of 2007, was primarily due to lower staff related costs as a result of lower headcount and reduced spending on outside marketing programs in 2008. Sales and marketing headcount decreased 11% overall when compared to the prior year, resulting in decreased compensation expenses for the first nine months of 2008, when compared to the same period in 2007. Also, bad debt expense was lower in the three and nine months ended September 30, 2008, compared to the same periods of 2007. These decreased costs were partly offset by an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported expenses of $0.1 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, the majority of which was related to staffing costs. The decrease in sales and marketing expenses as a percentage of total revenues for the three and nine months ended September 30, 2008 compared to the same periods in 2007, reflects the lower spending in this area during the first nine months of 2008, which resulted in a one- and two- percentage point decrease in sales and marketing expenses as a percentage of total revenues for the three and nine months ended September 30, 2008, respectively, combined with a one-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to higher total revenues for each of the three and nine months ended September 30, 2008, respectively, when compared to the same periods of 2007.

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

During the first nine months of 2008, the provision for doubtful accounts dropped $1.1 million to $0.9 million, primarily due to the write-off of a large customer balance in Europe.

Operating Expenses—Research and Development

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
Total research and development expenses	4.3	4.9	13.4	15.6	-12%	-14%

Percentage of total revenues	18%	21%	18%	21%

Research and development expenses decreased 12% to $4.3 million for the third quarter of 2008, compared to $4.9 million for the same period in 2007, while these expenses decreased 14% to $13.4 million for the nine months ended September 30, 2008, compared to $15.6 million for the nine months ended September 30, 2007. Research and development expenses represented 18% of total revenues for each of the three and nine months ended September 30, 2008, respectively, compared to 21% for each of the comparable periods in 2007.

(millions)	Year over year change 2007 to 2008
	Three months ended September 30	Nine months ended September 30
Staff related costs	-0.3	-1.2
Outside professional services	-0.1	-0.7
Facilities related costs	-0.2	-0.3

	-0.6	-2.2

The decrease in research and development expenses for the three and nine months ended September 30, 2008 when compared to the same periods in 2007 was primarily due to lower outside professional services and staff related costs. We have successfully reduced external research and development contractor resources associated with the Business Signatures acquisition, reducing our outside professional services expenses for the three and nine months ended September 30, 2008, when compared to the same periods in 2007. In addition, our internal research and development headcount decreased 12% year over year from the prior year. Offsetting these savings, we experienced a shift in exchange rates between Canada and the U.S. that resulted in higher reported costs of $0.9 million for the nine months ended September 30, 2008, compared to the same period in 2007, the majority of which was related to staffing costs. The decrease in research and development expenses as a percentage of total revenues for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily reflects the lower spending, which resulted in a three-percentage point decrease in the third quarter and first nine months of 2008.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

(millions)	Three months ended September 30,		Nine months ended September 30,		Percentage change
	2008	2007	2008	2007	Three months ended September 30	Nine months ended September 30
Total general and administrative expenses	2.6	2.9	8.8	9.4	-10%	-6%

Percentage of total revenues	11%	12%	12%	13%

General and administrative expenses decreased to $2.6 million and $8.8 million for the three and nine months ended September 30, 2008, respectively, from $2.9 million and $9.4 million for the comparable periods in 2007. General and administrative expenses represented 11% and 12% of total revenues for the three and nine months ended September 30, 2008, respectively, compared to 12% and 13% for the comparable periods in 2007.

(millions)	Year over year change 2007 to 2008
	Three months ended September 30	Nine months ended September 30
Staff related costs	-0.5	-1.5
Outside professional services	0.1	0.9
Facilities related costs	0.1	—

	-0.3	-0.6

The decrease in staff-related costs in absolute dollars in the third quarter and first nine months of 2008 compared to the same periods of 2007 was due to the effect of continued management discipline in this area, with net savings of $0.3 million and $0.6 million, respectively, primarily the result of an 9% decline in headcount compared to the prior year. Offsetting this decrease in staff related spending was increased spending on outside professional services in the first nine months of 2008, when compared to the same period in 2007. Also, an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies resulted in higher reported expenses of $0.5 million for the nine months ended September 30, 2008, when compared to the same period in 2007, the majority of which related to staffing costs. We believe that the increases in outside professional services expenses were non-recurring in nature and expect that these costs will reduce to historical levels for the remainder of the year. General and administrative expenses as a percentage of total revenues decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007, due primarily to lower spending in this area, which accounted for a one-percentage point decrease in each of the reported periods.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $128 thousand and $788 thousand for the three and nine months ended September 30, 2008, respectively, compared to $355 thousand and $1.0 million for the same periods in 2007. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $250 thousand and $748 thousand for the three and nine months ended September 30, 2008, respectively, compared to $247 thousand and $780 thousand for the same periods of 2007. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $211 thousand and $633 thousand was recorded as a component of sales and marketing expenses for the three and nine months ended September 30, 2008, respectively, compared to $209 thousand and $655 thousand for the same periods of 2007, while $38 thousand and $115 thousand was recorded as a component of cost of services and maintenance revenues for each of the three and nine months ended September 30, 2008 and 2007, respectively.

Impairment of Long-term Asset

During the third quarter of 2008, we recorded an impairment of $1.5 million in the book value of capitalized software development costs related to our video based training, originally developed for both general security and Entrust specific solutions, for sale to our customers.

Interest Income

Interest income was $93 thousand and $322 thousand for the three and nine months ended September 30, 2008, respectively, compared to $188 thousand and $544 thousand for the same periods of 2007, representing less than 1% of total revenues for each of the respective periods. The decrease in investment income for the third quarter and first nine months of 2008, compared to the same periods of 2007, was primarily due to the reduced rate of return on our funds invested in cash equivalents, as the interest rates available in the first three quarters of 2008 decreased compared to the same period in 2007, despite the fact that the funds available increased to $23.4 million at September 30, 2008 from $21.5 million at September 30, 2007.

Loss from Equity Investments

We recorded $77 thousand, net of intercompany profit eliminations, related to our investments in Asia Digital Media for the nine months ended September 30, 2007. The carrying value of this investment was zero as at December 31, 2007, and therefore, no further losses were recorded in 2008. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Provision for Income Taxes

We recorded an income tax provision of $114 thousand and $389 thousand for the three and nine months ended September 30, 2008, respectively, compared to $104 thousand and $228 thousand for the same periods of 2007. These provisions represented primarily the taxes payable in certain foreign jurisdictions for which no U.S. benefit is expected. The increase in the first three quarters of 2008 over the same period of the prior year was due in large part to an ongoing examination of a subsidiary’s income tax filings in the United Kingdom. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments and long-term assets, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $4.2 million in operating activities during the nine months ended September 30, 2008. This cash inflow was primarily a result of a net income after adjusting for non-cash charges of $4.2 million, a decrease in accounts receivable of $5.5 million, and a decrease in prepaid expenses and other receivables of $0.5 million, partially offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $1.6 million, a decrease in deferred revenue of $0.2 million, and a decrease in accrued restructuring charges of $4.2 million. The reduction in accounts payable and accrued liabilities was the result of the pay down of accruals related to third party royalties, as well as the timing of accruals related to employee compensation. Our average days sales outstanding at September 30, 2008 was 57 days, which represents a decrease from the 62 days that we reported at June 30, 2008. The overall decrease in days sales outstanding from June 30, 2008 was mainly due to higher in-quarter collections due to improved sales linearity compared to the second quarter of 2008. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first nine months of 2008, we used $0.9 million of cash related to investing activities, primarily related the investment of $0.9 million in property and equipment, largely for computer hardware upgrades throughout our organization and $0.6 million in other long-term assets related to capitalized costs associated with subletting space in our Canadian facility, partially offset by $0.6 million of cash provided by long-term deposits received from our subtenant in our Canadian facility.

As of September 30, 2008, our cash and cash equivalents in the amount of $23.4 million provided our principal sources of liquidity. Overall, we used $2.0 million in cash and cash equivalents during the third quarter of 2008, while generating $2.9 million in the first nine months of 2008, despite the expenditure of $1.4 million and $4.2 million, respectively, to satisfy obligations under our restructuring accruals during those periods. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may continue to use cash in fiscal 2008 to satisfy the obligations provided for under our restructuring program.

However, if operating losses continue to occur, then cash, cash equivalents and marketable investments will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $15.1 million of accrued restructuring charges at September 30, 2008 through fiscal 2011. This amount is net of expected sublet recoveries on restructured facilities of $2.9 million. The gross operating lease obligations for these restructured facilities are detailed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at September 30, 2008 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$19,655	$4,218	$5,216	$4,906	$5,315
Operating lease obligations—restructured facilities	18,034	6,664	11,370	—	—
2008 Entrust Deferred Retention Bonus Plan	1,492	1,120	372	—	—
Other commitments	303	303	—	—	—

Total	$39,484	$12,305	$16,958	$4,906	$5,315

In addition to the lease commitments included above, we have provided letters of credit totaling $1.8 million as security deposits in connection with certain office leases.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of September 30, 2008 of $303 thousand, to be paid during fiscal 2008 and 2009.

The 2008 Entrust Deferred Retention Bonus Plan (the “2008 Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on February 19, 2008. The primary objective of the 2008 Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. The Compensation Committee, in its sole discretion, shall determine which employees are eligible to receive awards under the plan and shall grant awards in such amounts and on such terms as it shall determine. Subject to limited exceptions, an employee’s award under the plan shall vest in one-seventh of the amount of the award over the seven calendar quarters commencing on January 1, 2008, provided that the employee continues to be employed by us on each of such dates. During the first quarter of 2008, we granted awards to employees under the plan that potentially could result in payments of $1.5 million over the subsequent seven quarters, assuming that all employees receiving the awards remain employed with us for the entire seven quarter vesting period of the awards. Further, the Compensation Committee approved additional awards under this plan, which were granted in November 2008. These awards could potentially result in additional payments totaling $548 thousand over the five subsequent quarters, assuming that all employees receiving awards remain employed with us for the entire vesting period of the awards. Of these amounts, it was estimated that, as of November 6, 2008, $1.3 million was remaining to be paid out under this plan.

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

We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2008.

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2008.

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

The fair value of investments, classified as cash equivalents, entered into for purposes other than trading purposes, of $4.8 million, that would have been subject to interest rate risk, approximated amortized cost at September 30, 2008.

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our reported expense base increased by $3.4 million in the first nine months of 2008, when compared to the same period in 2007, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was $0.5 million for the first nine months of 2008, when compared to same period in 2007.

In the past, when perceived by management to be advantageous, we have engaged in forward contracts to purchase Canadian dollars to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the third quarter of 2008. No previously purchased foreign exchange contracts had extended past June 30, 2008. Subsequent to September 30, 2008, we have engaged in forward contracts to purchase Canadian dollars covering exposures on approximately $3.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars in the fourth quarter of 2008. The Company currently has not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in future periods beyond the fourth quarter of 2008.

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

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of the Company’s 2007 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

There have been no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007, except for the risk factor “Continued disruption in U.S. and international economic conditions and credit markets may adversely affect our business, financial condition and results of operation”, which has been added as follows:

Continued disruption in U.S. and international economic conditions and credit markets may adversely affect our business, financial condition and results of operation.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States, United Kingdom or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition in a number of ways. Any decline in economic conditions may reduce the demand for our products and services, thereby reducing our revenues and earnings. Our customers may also experience insolvencies, bankruptcies or similar events which may cause us to incur bad debt expenses at levels higher than historically experienced. Our suppliers may also experience insolvencies, bankruptcies or similar events which may cause us to lose access to support for third party software and hardware that is included in our products. In addition, the increased currency volatility could significantly and adversely affect our results of operations and financial condition. It could cause our prices to be more expensive in foreign markets, which could reduce the demand for our products and services. It could also result in higher reported costs, which might affect our profitability and, ultimately, our liquidity. Also, any of the above factors could adversely affect our ability to access credit or raise capital.

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

ENTRUST, INC.
(Registrant)

Dated: November 6, 2008	/s/ David J. Wagner
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