Form 10-K
period 2008-12-31
ENTRUST INC
filed 2009-03-11
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-24733

ENTRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	62-1670648
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

ONE LINCOLN CENTER, SUITE 1340

5400 LBJ FREEWAY

DALLAS, TX 75240

(Address of principal executive offices & zip code)

Registrant’s telephone number, including area code: (972) 728-0399

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

As of June 30, 2008, there were 61,352,090 of Common Stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $2.94 per share on June 30, 2008, as reported on the Nasdaq Global Market, was approximately $135,982,738.

The number of shares outstanding of the registrant’s common stock as of March 3, 2009 was 61,468,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Entrust, Inc.’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Introduction

The demands on today’s enterprises, corporations, organizations and governments require ever-increasing extension outside their boundaries to interact with suppliers, customers, citizens and employees. Integrated supply chains, e-commerce, e-government and mobile employees are demanding business applications be open and available to them at all times. These environments require the ability to efficiently secure digital identities and information, which are continuously targeted by individuals or criminal organizations that thrive on obtaining sensitive data by leveraging data breaches, identity thefts and fraud attacks.

To help solve these challenges, Entrust secures digital identities and information with a deep product/solution portfolio, which includes public key infrastructure, ePassport, fraud detection, multifactor authentication, SSL digital certificates and e-mail security, among others.

In 2008, particularly the third and four quarters, market conditions began to dictate how and what organizations allocated for security solutions within continuously shrinking budgets. This trend is predicted to continue at least through the first half of 2009; security providers will adjust their strategies accordingly.

Organizations that invested heavily in information security—and the overall number of security projects—were forced to rethink their tactics in late 2008 and into 2009. While budgets may govern the spending power of today’s enterprise or government agency, emphasis on security can’t be eliminated. More focus is being placed on affordable, interoperable solutions that are based on security measures that only come into play when risk meets a pre-defined level.

Known as risk-based authentication and fraud detection, security is now being applied based on the risk elements related to the data an organization holds and the transactions it conducts. Organizations see this cost-effective approach as a tool of enablement that promotes cost-savings, efficiency and interoperability between corporations, client, customers, vendors and suppliers.

Simultaneously, public understanding of the risks to digital identities and information drives organizations toward action. Malware, phishing, pharming, database breaches, laptop theft and man-in-the-middle attacks on identities and information have created anxiety among consumers and citizens. Despite budget cuts and volatile market conditions, some organizations are responding to customer fears by working to prevent the brand damage resulting from identity-related fraud and data breaches. Unfortunately, many organizations are not and feel that the cost of appropriate security measures are greater than that from fraud loss and brand damage.

Meanwhile, legislators also have become involved in creating laws and regulations such as California SB1386, Payment Card Industry Data Security Standard, Gramm-Leach-Bliley, Basel II, UK Faster Payment Initiative, Identity Theft Red Flag Guidelines (Sections 114 and 315 of the Fair and Accurate Credit Transactions Act of 2003) and the FFIEC guidance on financial institution authentication. These mandates have increased the pressure on organizations to mitigate risk to identities and information. In addition, more than 35 states have passed data breach legislation very similar to CA SB1386, requiring organizations to notify individuals whose personal information may have been compromised as a result of a data breach.

Penalties resulting from brand damage and customer defection in light of a security breach are expensive. When the stakes are so high, many organizations have taken the security decisions out of the hands of users and building rules and policies designed to automate security. Implementing cost-effective solutions—many based on automated rules and policies—helps to properly and consistently remediate risks.

Entrust’s years of expertise and proven success help organizations, financial institutions and global governments solve these security challenges by providing solutions that are proven, affordable and easy to use.

About Entrust

Entrust, Inc., provides affordable, trusted solutions that secure digital identities and information for consumers, enterprises and governments in 2,000 organizations spanning 60 countries. Offering trusted security for less, Entrust solutions represent the right balance between affordability, expertise and service. Entrust software and associated services enable businesses and governments around the world to conduct high-value, highly sensitive transactions, over wired and wireless networks including the Internet, in compliance with today’s regulatory guidelines.

More than 2,000 customers have purchased and deployed Entrust solutions that integrate into the broad range of applications organizations use today to leverage Internet and enterprise applications to improve productivity. We have more than 125 patents and patent applications pending that demonstrate our commitment to innovation and addressing the needs of our customers.

Entrust’s strategy consists of two primary pillars—outlined in detail below—to help secure information and identities and enable security-conscious enterprises and governments to implement efficient, cost-effective and interoperable solutions that stimulate revenue, mitigate risk, secure information and protect end-users.

CORPORATE STRATEGY

In 2008, Entrust continued to focus on key vertical and geographical markets, product transformation and innovation, customer deployments and service improvements. Entrust’s corporate priority in 2009 is to continue the momentum established in 2008 and grow the company profitably by promoting “trusted security for less” for consumer, enterprise and government environments.

To achieve this goal, Entrust has improved upon the overall strategy and implemented the appropriate internal changes to drive revenue growth by: expanding markets for its proven solutions; focusing on solutions that provide subscription-based revenue; executing on vertical and geographical opportunities; increasing channels to market; keeping a tight hold on costs; continuing to be the security for global governments, particularly for second-generation ePassport deployments; and remaining focused on customers.

Security Strategies

Entrust security solutions enable enterprises and governments to securely leverage the online channel to generate revenue, decrease costs and increase operational efficiencies while mitigating risk and ensuring regulatory compliance.

Security has moved beyond protecting the border of an organization. Security has evolved from border protection toward comprehensive strategies that secure identities and information in a proven, cost-effective manner.

Entrust’s affordable security model provide solutions that are easy-to-use, increase end-user acceptance and limit help-desk calls. This approach helps enable companies to meet regulatory and industry compliance requirements for security, including PCI, FFIEC, UK Faster Payments, Red Flag, HSPD-12, numerous state data breach regulations and more.

Entrust solutions are strategically positioned in two distinct categories—multifactor authentication & fraud diction and public key infrastructure and digital certificates. From these, Entrust provides organizations, enterprises and governments trusted security for less, which includes SSL, authentication, fraud detection, secure shared data, e-mail security and management of digital certificates.

Multifactor Authentication & Fraud Detection

Recognizing that different transactions carry varying levels of risk, Entrust developed a dynamic risk-based authentication solution that provides customers a unique capability. Leveraging Entrust’s combined authentication and fraud detection solutions, customers have the ability to increase the strength of authentication based on the real-time risk of a customer’s behavior, rather than forcing all users to authenticate based on a static policy.

The Entrust multifactor and fraud detection solution features the award-winning Entrust IdentityGuard versatile authentication platform and Entrust TransactionGuard, which collaborate to secure and protect the digital identities of consumers and citizens from online fraud.

Appropriate for enterprise, government or consumer environments, Entrust IdentityGuard 9.1 is an open versatile authentication platform that enables organizations to layer security—according to access requirements or the risk of a given transaction—across diverse users and applications. The platform’s authentication options include strong username and password enforcement, IP-geolocation, machine/device authentication, questions and answers, out-of-band one-time passcode (delivered via voice, SMS or e-mail), grid cards and a range of one-time-passcode tokens.

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

Multifactor Authentication & Fraud Detection Product Highlights:

•

In April 2008, Entrust upgraded Entrust IdentityGuard to include critical administrator authentication support for Windows and Unix. New to the product, Entrust IdentityGuard also can strongly authenticate administrators accessing Microsoft Windows servers, both locally and remotely.

•

Adding to an already impressive collection of respected partners, in June 2008 Entrust announced an agreement with Acxiom to provide cost-effective identity theft and fraud prevention solutions. Now an Entrust Trusted Partner, Acxiom now resells Entrust’s risk-based authentication solution, which includes multifactor authentication, fraud detection and transaction-monitoring capabilities. Entrust integrates Acxiom’s real-time consumer verification capabilities with its portfolio and jointly sells the solution with Acxiom.

•

In December 2008, SC Magazine named Entrust IdentityGuard as a finalist in the “Best Multi- and Second-factor Solution” category for outstanding achievement in information technology security. Entrust IdentityGuard was selected from more than 600 entries submitted in more than 30 technology categories. Winners of the award were to be announced in San Francisco, Calif., April 21, 2009.

•

Entrust once again improved upon Entrust IdentityGuard, this time by adding self-service capabilities, which provide streamlined enrollment of new users, a critical process for both enterprise and consumer-based deployments. The solution includes self-service management of existing users, providing Web-based management for activities like resetting passwords, changing question and answers, or activating a one-time-passcode token.

•

Announced concurrently with the self-service feature, Entrust IdentityGuard now includes eGrid cards, which are a soft-grid format that enables organizations to implement strong authentication without requiring end-users to carry expensive third-party hardware tokens.

Public Key Infrastructure & Digital Certificates

Digital certificates and public key infrastructure combine to form a single, unified product category. Working together, these technologies are the foundation for many of Entrust’s product offerings. From secure e-mail, network folder encryption, ePassport, strong authentication and document-signing, these represent some of the most valuable, secure solutions Entrust implements for customers across the globe.

A pioneer of public key infrastructure (PKI), Entrust has fostered the growth of the technology as it has matured into a strong, trusted security environment. Much like the advent of Web 2.0, PKI has evolved into an infrastructure that affords organizations a more usable, transparent and automatic security environment.

The continued evolution of PKI represents the future of secure technology and application enablement. From secure communication, national security, financial transactions and regulatory compliance, PKI is a mature, easy-to-use technology that enables organizations to seamlessly authenticate users, protect information, lowers costs and provides transparent security for all parties involved.

Entrust PKI solutions provide authentication, encryption and digital certificate capabilities to the enterprise and government marketplace. The goal of PKI is to establish and maintain a trustworthy networking environment. This is achieved by providing key- and certificate-management services that enable encryption and digital signature capabilities across applications in a way that is transparent and easy to use. Once deployed, a PKI can authenticate identities, secure e-mail communication via encryption, authenticate/digitally sign documents or encrypt/decrypt sensitive files and folders.

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

Entrust Security Provider (ESP) has been leveraged by many customers, even those with Microsoft Vista, for cost-effective key and certificate management. The product’s thin-client architecture allows the solution to easily be added on top of existing operating systems that may have a native PKI component that lacks much-needed management capabilities.

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

It is managed and executed by Entrust’s Professional Services team for both the public and private sectors. The solution was chosen as the PKI provider for the General Services Administration (GSA) HSPD-12 Managed Service Offering in 2007.

A result of the company’s PKI innovation, Entrust continues to be a leader in first- and second-generation ePassport deployments or migrations. This vertical will serve as a valuable cornerstone for Entrust’s government initiatives in 2009, particularly as more EU member countries race to comply with mandates to upgrade to the Extended Access Control standard in June of this year.

Entrust SSL digital certificates—standard SSL, extended validation (EV) SSL, Unified Communication and Adobe CDS certificates—provide a critical line of defense against information theft, phishing and man-in-the-middle by confirming identities on the Web, within specialized applications or complex communication environments via trusted vetting processes and proven technology.

For organizations that require efficient management of a large pool of certificates, the Entrust Certificate Management Service features a self-service tool that helps streamline the procurement and administration of SSL certificates. Acting as a centrally managed, self-service system, the Certificate Management Service reduces administrative hassles and lessens the risk of inadvertent certificate expiration by allowing customers to synchronize and control the timing of SSL certificate expiration. The Certificate Management Service also enables administrators to “re-use” or “recycle” their SSL certificates to maximize usage and minimize costs.

Entrust Entelligence Group Share is an innovative network folder encryption solution that offers never-before-seen capabilities that provide enterprises transparent, persistent (i.e., remains encrypted regardless of where it is stored) and automatic encryption for network files and folders. The offering also includes powerful auditing tools to comply with respective regulations and mandates.

Entrust Entelligence Messaging Server is an e-mail security solution that makes it easier to communicate securely with external business partners and customers. Entrust Entelligence Messaging Server delivers standards-based e-mail encryption capabilities in a comprehensive platform. The solution is easy to deploy and maintain for organizations that communicate sensitive or regulated information—both inside and outside their organization—via e-mail. Updated in 2008, Entrust Entelligence Messaging Server customers now can leverage their existing statement-generator applications and have all statements generated in industry-standard PDF format and forwarded via e-mail to the server for encryption.

The appliance supports a wide range of options including OpenPGP, S/MIME and SSL encryption standards, all within the user’s native e-mail client. EMS also includes support for mobile e-mail clients such as BlackBerry and HTML-enabled, browser-based cell phones. The solution allows external recipients to communicate securely using the encryption standard of their choice, including S/MIME, Open PGP, Web Mail Pull and Web Mail Push.

PKI and Digital Certificates Product Highlights:

•

To further the advancement of ePassport technology, Entrust announced Entrust Authority 8.0 in April 2008, which is a PKI solution that offers a single platform for enterprise X.509 standard as well as ePassport capabilities. With these capabilities integrated in a single platform, advanced ePassport capabilities operate within a secure, proven PKI system with administration and distribution secured using the X.509 certificate architecture.

•

In September 2008, Entrust’s EAC ePassport PKI operated “flawlessly” during the ePassport EAC Conformity & Interoperability Tests in Prague—a key interoperability test for second-generation ePassports—by leveraging Slovenia and UK infrastructure. Entrust was able to demonstrate perfect PKI certificate exchange for EAC interoperability tests across multiple countries and vendors. Entrust also made official the partnership with 3M. The two companies agreed to collaborate to provide an integrated end-to-end secure ePassport solution.

•

Entrust announced in December 2008 the development of Entrust Certificates for Adobe CDS. Accessible and affordable, Entrust Certificates for Adobe CDS enable organizations to digitally sign Adobe PDF files with confidence. Recipients will be able to take advantage of visual trust indicators to verify who published the document and confirm whether it has been altered.

•

Entrust Entelligence Messaging Server 9.1, Entrust’s user-friendly e-mail security solution, was updated in 2008. In addition to built-in standards-based certificate issuance for easy deployment, Entrust Entelligence Messaging Server 9.1 now includes Secure PDF delivery and e-statement encryption. The appliance appeared in the May 2008 issue of SC Magazine where it was rated a five-star product and earned the publication’s “recommended” rating. The solution was called a “fantastic value given the price point and feature set. A truly competitive player in the email security space.”

Customers

As of December 31, 2008, Entrust had licensed software to more than 2,000 customers in more than 60 countries. These customers, in turn, have implemented Entrust software to securely deliver information and services to millions of consumer, enterprise and government end-users. Entrust’s customers are Global 1500 enterprises, including financial, healthcare, telecommunications and large manufacturing organizations, as well as domestic and foreign government agencies.

Key customer events in 2008 include:

•

Entrust advanced its role as the world’s ePassport leader by being selected to supply the CA software for Finland’s migration to advanced second-generation ePassports based on the Extended Access Control (EAC) standard. Finland’s Population Register Centre expects the transition to the new EAC ePassport CA solution to be complete by the end of the first quarter in 2009. The Finnish Population Register Centre will be able to provide the Finnish Police the ePassport CA services needed for the issuing of EAC ePassports to its citizens.

•

Slovenia selected Entrust to facilitate its government’s migration to a second-generation ePassport solution based on the EAC standard. Slovenia’s second-generation ePassport capabilities represent one of the core components of the country’s citizen-centric e-government.

•

Entrust announced that the Taiwanese government selected Entrust PKI to help authenticate sensitive biometric information stored on ePassports, which were scheduled to be available to nearly 23 million citizens at the close of 2008.

•

Entrust’s PKI was extended as the foundation of a full-layered security model for BNSF to enable employee authentication, secure messaging, device authentication, secure file and folder capabilities and hard-disk encryption.

•

DnB NOR, the largest financial institution in Norway, aligned its comprehensive security strategy with Entrust, Inc., and the zero-touch fraud detection component of the Entrust risk-based authentication solution. DnB NOR serves more than 2.5 million customers worldwide. The bank will leverage the Entrust solution—for more than 1.7 million users—to protect private-, corporate- and consumer-banking customers online.

•

Societe Generale displaced high-priced, third-party hardware tokens in favor of the Entrust IdentityGuard versatile authentication platform. Societe Generale, one of the largest banks in France, purchased 1,500 Entrust IdentityGuard grid cards with the potential of extending to thousands of users. The grid cards are leveraged to authenticate access to the company’s investment Web portal for high-end clients.

•

Susquehanna Bancshares moved from high-priced, one-time-passcode (OTP) hardware tokens to Entrust IdentityGuard hardware tokens. As part of the rollout, Entrust assisted with the deployment of the Entrust IdentityGuard versatile authentication platform—the foundation for the OTP token—to help authenticate remote Susquehanna employees who leverage VPN applications to access corporate networks and resources.

•

Georgia-based Gwinnett Medical Center selected Entrust IdentityGuard to comply with HIPAA regulations and protect patient files, sensitive medical data and clinical information. Entrust IdentityGuard grid cards are now used to authenticate GMC doctors and staff who wish to remotely access the corporate network via SSL VPN.

•

Kotak Securities Limited, the stock-broking arm of the Kotak Mahindra group, announced the implementation of Entrust IdentityGuard for its customers. Kotak’s Security Key solution, powered by Entrust, uses the concept of a dual-password system. It is a user-friendly product enabling risk-based authentication that allows Kotak Securities to apply an appropriate level of security and reduces the chances of fraudulent practices.

•

Banco Security leveraged the Entrust IdentityGuard versatile authentication platform’s grid card solution to help verify the identities of more than 17,600 customers. Banco Security has nine offices in Santiago, Chile, four regional branches, but predominantly provides its services through electronic channels, which made the need for strong multifactor authentication a priority.

•

India’s leading credit rating, research, risk and policy advisory company, CRISIL, selected the Entrust IdentityGuard versatile authentication platform and one-time-passcode (OTP) tokens to enable secure communication with their mobile workforce.

Services

The Entrust Professional Services team has demonstrated its experience worldwide by delivering innovative solutions utilizing both standard and customized Entrust products. Many of the Internet security industry’s most highly skilled and experienced engineers, security architects, and security consultants are members of the Entrust team. These experts have assisted the world’s governments and Global 1500 companies in addressing complex security issues with practical solutions. In the process, they have established an outstanding reputation for on-time delivery, exceptional quality and innovative approaches to complex business opportunities globally. In 2008, Entrust continued the growth of its public Key Infrastructure (PKI) Managed Service Offering. Entrust has integrated the services associated with this offering into its existing solution set, and it is part of the Entrust service capabilities.

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

Entrust’s four-tiered, global support program gives customers the flexibility to choose between proven service and support levels that align with business needs. In addition, customers can access Entrust’s Extranet for online self-service technical support.

SALES, MARKETING AND BUSINESS DEVELOPMENT

Sales

Entrust offers its products, solutions and services through a multichannel sales approach, reflecting the characteristics and buying behavior of the target markets covered. Entrust plans to continue to focus its marketing and sales efforts to capitalize upon the need for secure digital identities and information within the consumer, enterprise and government markets. Entrust plans to utilize a prioritized combination of direct and indirect sales channels around the globe. Entrust believes that its direct sales force, working in conjunction with indirect channels offering complementary products and services, provides Entrust with a competitive advantage in responding to customer needs as they evolve. Entrust’s 2009 sales efforts will focus on:

1)	direct resources on North America and Europe and leveraging partners in non-core geographies. Entrust will have a strong focus on developing the market for its solutions in India, Southeast Asia and China;

2)	continue to develop strategic relationships with key channels to market, such as system integrators and system consultants, global and regional distributors and original equipment manufacturers or OEMs, and taking advantage of bundling or licensing opportunities with other technology manufacturers;

3)	improve product mix with higher percent of revenue from Entrust developed products;

4)	our core PKI solution through continued government penetration, increased SSL sales and the addition of our shared network folder product Entrust Entelligence Group Share; and

5)	raise Entrust brand awareness and the need for Entrust digital identity and information security solutions.

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

EMPLOYEES

As of December 31, 2008, Entrust had 411 full-time employees globally. No employees are covered by any collective bargaining agreements, and Entrust believes that its relationship with its employees is good.

CORPORATE INFORMATION

Stockholder Information:

Computershare Investor Services, LLC

2 North LaSalle Street

Chicago, IL 60602

USA

Phone: (312) 588-4993

Fax: (312) 601-4350

Independent Registered Public Accounting Firm:

Grant Thornton LLP

1717 Main Street, Suite 1500

Dallas, TX 75201

USA

For more information

Please contact Entrust, Inc.’s Investor Relations Department at:

One Lincoln Center

5400 LBJ Freeway, Suite 1340

Dallas, TX 75240

Phone: (972) 728-0424

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

Volatility in the foreign exchange rates between the U.S. dollar and other major currencies in which we do business may adversely affect our business, financial condition and results of operation.

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates, specifically between the United States and Canada, the United Kingdom, the European Union and Japan. This exposure is generally not considered to be material with respect to the United Kingdom, European and Japanese operations due to the fact that the net earnings of these operations, denominated in local currencies, are not significant. However, because a disproportionate amount of our expenses are denominated in Canadian dollars, through our Canadian operations, while our Canadian denominated revenue streams are cyclical, we are exposed to exchange rate fluctuations in the Canadian dollar, and in particular, fluctuations between the U.S. and Canadian dollar. Therefore, a favorable change in the exchange rate for the Canadian subsidiary would result in higher revenues when translated into U.S. dollars, but would also mean expenses would be higher in a corresponding fashion and to a greater degree. In addition, our Canadian subsidiary transacts the a large number of its international sales in currencies other than its home currency; in particular, U.S. dollars, British pound sterling and Euro dollars. While the balances related to these transactions remain in accounts receivable, the Canadian subsidiary is subject to foreign currency gains or losses as the exchange rates between these currencies and the Canadian dollar change, such that a strengthening of the Canadian dollar against any of the these currencies may result in a realized foreign exchange loss upon cash collection of an account receivable denominated in that currency.

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, overall our reported expense base was not affected in 2008, when compared to 2007, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was an unfavorable $0.1 million for 2008, when compared to 2007. In 2009, we expect a significant reduction in reported revenues and expenses due to the strengthening of the U.S. dollar against the other major currencies that we do business in with both customers and vendors.

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

A limited number of customers has accounted for a significant percentage of our revenues and for a significant percentage of our accounts receivable, which may decline if we cannot maintain or replace these customer relationships.

Historically, a limited number of customers have accounted for a significant percentage of our revenues. In 2008, 2007 and 2006, our three largest customers accounted in the aggregate for 25%, 28% and 28% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of large customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on our revenues, which may be, but not necessarily, mitigated by higher volume of lower dollar transactions.

In addition, our accounts receivable include material balances from a limited number of customers, with five customers accounting in the aggregate for 21% of gross accounts receivable at December 31, 2008, compared to 26% of gross accounts receivable at December 31, 2007. No customer individually accounted for 10% or more of net accounts receivable at December 31, 2008 and 2007. As of December 31, 2008, the total accounts receivable is $18.4 million, net of an allowance for doubtful accounts of $0.8 million. Changes in the financial condition of these customers could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

The U.S. and Canadian Federal Governments account for a significant percentage of our revenues, which may decline or be subject to delays, which would adversely affect our operating results.

The extended government vertical (Governments, including Healthcare) accounted for 43% of our product revenue in 2008 and 44% of product revenue in 2007. The U.S. and Canadian governments represented 14% and 8% of total revenues, respectively, in 2008, which includes revenues sold through resellers to these government end users. Sustaining and growing revenues in the government market will depend, in large part, on the following:

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

We rely on partners to integrate our products with their products or to maintain adherence to industry standards so that our products will be able to work with them to provide enhanced security attributes. For example, our ability to provide digital signatures on Adobe forms is dependent upon Adobe continuing to allow Entrust to have access to their private Application Programming Interfaces in future releases. In addition, we have resale relationships with companies such as Critical Path, Safenet, Checkpoint/Pointsec, Corestreet, Vericept and ActivIdentity. Inability to maintain these relationships could have a material adverse effect on our results of operations.

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of Entrust’s fiscal year relating to its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Entrust’s worldwide headquarters, including executive offices and administrative facilities, is located in Dallas, Texas at One Lincoln Centre, Suite 1340, 5400 LBJ Freeway, Dallas, Texas, 75240, where Entrust leases office space. Entrust’s Canadian headquarters is located in Ottawa, Ontario, Canada, where Entrust leases office space. Entrust also leases office space in Santa Clara, California, Redwood City, California, McLean, Virginia,

Sydney, Australia, Beijing, China and Tokyo, Japan. Entrust’s Europe, Middle East and Africa operations are headquartered in office space that it leases in Reading, England and Munich, Germany. The Santa Clara property is no longer in use by Entrust.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Entrust shareholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The information provided below is as of March 10, 2009. The executive officers and directors of Entrust are as follows:

Name	Age	Position
F. William Conner	49	President, Chief Executive Officer and Director
David Wagner	44	Senior Vice President, Chief Financial Officer
Kevin Simzer	42	Senior Vice President, Chief Marketing Officer
Peter Bello	46	Senior Vice President, General Manager of U.S. Federal
Neill Duff	47	Senior Vice President and General Manager of Entrust’s EMEA Operation
Michael E. McGrath	59	Chairman of the Board and Director
Butler C. Derrick, Jr.	72	Director
Michael P. Ressner	60	Director
Douglas Schloss	50	Director
Jerry C. Jones	53	Director
Ray W. Washburne	48	Director
Terdema Ussery II	49	Director
James H. Dennedy	43	Director

F. William Conner, age 49, has served as Entrust’s President and Chief Executive Officer since April 2001 and as Chairman of the Board from October 1998 to May 2000 and from January 2002 to November 2008. He has been on the board of directors since July 1997. He has been credited with leading the corporate turnaround of Entrust. He has been highlighted in such publications as The Wall Street Journal, Washington Post and the Financial Times as a knowledge leader in the fight against cyber crime and identity theft. Mr. Conner has been a leader in the effort to elevate information security to a corporate governance issue and fashion a public-private partnership to protect America’s critical infrastructure. He launched and co-chaired the Business Software Alliance Information Security Governance Task Force, which released a security management framework in April 2003. He also co-chaired the National Cyber Security Partnership’s Corporate Governance Task Force, which released its information security governance framework in April 2004. He has been recognized as one of the Federal Computer Week’s Federal 100—the top executives from government, industry and academia who had the greatest impact on the government information systems community in 2003. In 2003, Mr. Conner received the Corporate CEO Award as part of the annual Tech Titans Award program.

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

David Wagner, age 44, has been our Senior Vice President and Chief Financial Officer since April 2003. He joined Entrust in 1996 as Controller when he helped guide Entrust through a private placement and on to becoming a public entity. His broad experience at Entrust includes significant involvement in all of the organization’s public offerings and cross-functional responsibilities both in finance and operations. Prior to his appointment as Chief Financial Officer he served as Entrust’s Vice President, Controller & Treasurer since 1999. Prior to joining Entrust, he held various finance and accounting positions at Nortel Networks from 1991 through 1995 and at Raytheon Systems from 1982 to 1991. Mr. Wagner is a graduate of The Pennsylvania State University where he received an undergraduate degree in accounting and a masters of business administration.

Kevin Simzer, age 42, has been our Senior Vice President and Chief Marketing Officer since June 2003. He has more than 22 years of experience in high technology, has held a variety of roles with the organization since joining in 1995 and is currently responsible for all aspects of research and development, product management, technical support, training, marketing and business development for Entrust globally. Kevin is also responsible for the Certificate Services SSL and Managed Services PKI businesses. Prior to taking on the role of senior vice president, he was the vice president of research and development at Entrust.

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

Peter Bello, age 46, is the Senior Vice President of U.S. Federal and CALA (Canadian, Asia, and Latin America) sales. Mr. Bello also has the role of leading the North American and CALA Professional Services teams. He has responsibility for our U.S. Federal Sales team, Government Relations, CALA Sales team, as well as North American Professional Services. Mr. Bello has 22 years in the industry, and is noted for his strong combination of technical and business acumen. Mr. Bello joined Entrust as Director of North American Professional Services in February of 1998 to help build the professional services practice and organization. He successfully grew the North American Professional Services from a start up to a $6 million business over a 4 year period. Mr. Bello was promoted to Vice President, North American Professional Services with additional responsibilities for Latin America and Asia Pacific. He was President of CygnaCom Solutions from March of 2002 until November of 2007. CygnaCom Solutions has been providing professional information security services and cryptographic solutions to government and business clients since 1994. This business includes US Federal government accredited security test laboratories. Prior to joining Entrust, Mr. Bello held various positions of increased responsibility at Nortel Networks from 1985-1998 in the areas of engineering, technical support, marketing, and order management. He graduated from Rensselaer Polytechnic Institute with BS in Electrical Engineering.

Neill Duff, age 47, is Senior Vice President and General Manager of Entrust’s EMEA Operation. He has more than 25 years of experience in the high tech software industry. An Entrust veteran, Mr. Duff has a wealth of experience implementing IT security solutions, specifically large scale PKI deployments in government, commercial and financial sectors.

Mr. Duff joined Entrust as Project Director EMEA Professional Services in 2000 and was promoted to Director of EMEA PS and Sales Engineering in early 2003. He successfully developed a world class team of security specialists and industry acknowledge deployment experts in authorisation and authentication solutions. In January 2007, Mr. Duff took over responsibility for sales and services in the Europe, Middle East, and Africa region. Prior to joining Entrust, Mr. Duff held various positions of increasing responsibility at Rolls-Royce Motor Cars Ltd, ICL-CFM, and application outsourcer ITNET.

Michael E. McGrath, age 59, has served on the Board of Directors since February 2007 and as Chairman of the board since November 2008. Mr. McGrath is the former president and chief executive officer at Dallas-based i2 Technologies, and currently serves on the company’s board of directors. He is also the executive chairman of The Thomas Group. In 1976, Mr. McGrath co-founded Pittiglio Rabin Todd & McGrath (PRTM) and served as its president and CEO until his retirement in July 2004. During the last decade, PRTM grew to be one of the larger and most successful management consulting firms in the world. Mr. McGrath is recognized as an expert in product development and product strategy. Mr. McGrath holds a bachelor’s degree in computer science and management science from Boston College and a master’s degree in business administration from Harvard Business School.

Butler C. Derrick, Jr., age 72, has been a Director of Entrust since May 1999. Since February 2004 Mr. Derrick has been the managing partner of Nelson, Mullins, Riley and Scarborough LLP. From August 1998 to February 2004, Mr. Derrick was a Partner at the law firm of Powell, Goldstein, Frazer & Murphy LLP, Washington, D.C. From January 1995 to July 1998, Mr. Derrick was a Partner at the law firm of Williams & Jensen, Washington, D.C. Mr. Derrick served in Congress as a United States Representative from South Carolina from January 1975 to January 1995. While in Congress, Mr. Derrick held numerous posts, including Deputy Majority Whip and Vice Chairman of the House Rules Committee.

Michael P. Ressner, age 60, has been a Director of Entrust since May 1999. From January 2001 to December 2002, Mr. Ressner served as Vice President, Nortel Networks. Prior to that time, he served as Vice President of Finance of Nortel Networks’ Enterprise Solutions group from February 1999 to January 2001. From

May 1994 to January 1999, Mr. Ressner served as Vice President of Finance for the Carrier Solutions business unit of Nortel Networks. Prior to these assignments, he held a number of senior finance management posts within various business units of Nortel Networks. Mr. Ressner currently serves on the Board of Directors of Magellan Health Services, Tekelec, and Exide Technologies.

Douglas Schloss, age 50, has served on the Board of Directors of Entrust since July 2001. Since January 1994, he has been the President and Chief Executive Officer of Rexford Management, Inc., a firm that manages an investment partnership specializing in transaction arbitrage. He is also the President of the Board at St. Paul’s School in Concord, New Hampshire. He has served as Chief Executive Officer and Chairman of Marcus Schloss & Co., Inc., a registered broker-dealer and formerly a New York Stock Exchange specialist firm, since March 1993. Prior to these positions, Mr. Schloss managed the equity trading desk and arbitrage investment portfolio of Marcus Schloss & Co.

Jerry C. Jones, age 53, has served on the Entrust Board of Directors since December 2003. He serves as Acxiom Corporation’s Business Development and Legal Leader. At Acxiom, he is responsible for the legal team, leads the strategy and execution of mergers and alliances, and assists in other strategic initiatives. Mr. Jones came to Acxiom in March 1999 from the Rose Law Firm in Little Rock, Arkansas, where for 19 years he specialized in problem solving and business litigation. He is the Chairman of the Arkansas Virtual Academy, a statewide public school in Arkansas. He is a 1980 graduate of the University of Arkansas School of Law and holds a bachelor’s degree in Public Administration from the University of Arkansas.

Ray W. Washburne, age 48, has served on our Board of Directors since June 2006. Since 1990, he has been the chairman and CEO of Charter Holding. He also serves on the board of directors for the M Crowd Restaurant Group, a company he co-founded in 1991. In addition, he is on the advisory board for Colonial Bank Texas and the Dallas Citizens Council. He is a graduate of Southern Methodist University and serves on the school’s 21st Century Counsel. He is also an adjunct professor at the university’s Cox School of Business. He is an active member of the Dallas Citizens Counsel, the Dallas Assembly, the Texas Lyceum and the Dallas chapter of the Young Presidents’ Organization.

Terdema Ussery II, age 49, has served on the Board of Directors since December 2006. Since 1996, he has served as the Dallas Mavericks president and CEO and was a catalyst in the organization’s resurgence, including increased corporate sponsorship, ticket sales, television revenues and community impact under his direction. He is also the CEO for HDNet where he spearheaded the launch of the network, one of the world’s first all-high-definition television stations and negotiated the channel’s first content and distribution agreements. Prior to these two positions he served as president of Nike Sports Management. Prior to his post at Nike, he also served as commissioner of the Continental Basketball Association (CBA). He is a graduate of Princeton and has a master’s degree from the John F. Kennedy School of Government at Harvard and a law degree from Cal-Berkeley.

James Dennedy, age 43, has served on our Board of Directors since June 2008. Mr. Dennedy has been a Principal with Arcadia Capital Advisors, LLC, an investment management company making active investments in public companies since April 2008. Mr. Dennedy has more than fifteen years of leadership experience in corporate development and corporate finance with public and private companies in the US and Europe. He has a long history of developing, managing and growing information technology and service companies. From November 2004 to August 2007 he was President and CEO Engyro Corporation, an enterprise software company offering solutions in systems management. Mr. Dennedy served as President, divine Managed Services and Senior VP of Mergers and Acquisitions, divine, Inc. from March 2001 to March 2002; Executive VP Venture Capital and Private Equity, marchFIRST, Inc. from March 1999 to March 2001. Mr. Dennedy also serves on the Board of Directors of NaviSite, Inc. (Audit Committee Chair and Compensation Committee member) and of I-many, Inc. (Audit Committee member). Mr. Dennedy earned a BS in Economics from the United States Air Force Academy, an MA in Economics from the University of Colorado and an MBA from Ohio State University. In support of community activities, Mr. Dennedy serves on the Executive Boards of the Economics Department and MIS Department, Williams College of Business, Xavier University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which our Common stock is traded is the Nasdaq Global Market, under the symbol “ENTU.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market.

	High	Low
2007
First Quarter	$4.60	$3.67
Second Quarter	4.39	3.48
Third Quarter	4.06	2.05
Fourth Quarter	2.37	1.65

2008
First Quarter	$2.65	$1.67
Second Quarter	3.41	2.20
Third Quarter	2.95	2.00
Fourth Quarter	2.30	1.01

2009
First Quarter through to March 10	$1.72	$1.13

As of March 10, 2009, we had approximately 877 holders of record of common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

Entrust did not sell any securities during 2008 which were not registered under the Securities Act.

The following graph compares the cumulative 5-year total return of holders of Entrust, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06
Entrust, Inc.	100.00	106.86	110.29	62.01	92.89	91.91	117.40	137.25	118.63	110.29
Russell 2000	100.00	106.26	106.76	103.71	118.33	112.01	116.85	122.33	123.72	140.96
NASDAQ Computer & Data Processing	100.00	96.63	105.77	101.20	115.62	105.12	109.74	113.50	118.29	121.70

6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
83.58	84.80	104.66	98.77	99.51	52.21	47.30	61.27	72.06	52.70	38.73
133.88	134.47	146.44	149.29	155.88	151.06	144.15	129.88	130.64	129.18	95.44
113.69	124.55	133.40	133.25	141.59	145.95	158.91	128.21	131.57	119.93	90.83

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$38,257	$36,367	$35,487	$34,216	$29,295
Services and maintenance	61,404	63,298	59,696	63,912	61,662

Total revenues	99,661	99,665	95,183	98,128	90,957

Cost of revenues:
Product	8,477	7,796	7,579	5,153	4,149
Services and maintenance	29,175	30,359	29,279	30,495	29,105
Amortization of purchased product rights	916	1,400	1,075	802	384

Total cost of revenues	38,568	39,555	37,933	36,450	33,638

Gross profit	61,093	60,110	57,250	61,678	57,319

Operating expenses:
Sales and marketing	31,805	34,368	33,888	28,534	26,322
Research and development	17,249	20,176	19,857	16,439	17,266
General and administrative	11,715	12,521	14,340	11,534	12,569
Impairment of long-term asset	1,518	—	—	—	—
Restructuring charges and adjustments	(80)	—	2,765	—	—

Total operating expenses	62,207	67,065	70,850	56,507	56,157

Income (loss) from operations	(1,114)	(6,955)	(13,600)	5,171	1,162

Other income (expense):
Interest income	371	688	2,177	2,357	1,281
Foreign exchange gain (loss)	205	(331)	(249)	(62)	433
Loss from equity investments	—	(77)	(445)	(760)	(1,111)
Gain on sale of asset	—	—	—	200	—
Gain on sale of long-term strategic investments	18	793	—	—	—
Write-down of long-term strategic and equity investments	(45)	—	(3,016)	—	—

Total other income (expense)	549	1,073	(1,533)	1,735	603

Income (loss) before income taxes	(565)	(5,882)	(15,133)	6,906	1,765
Provision for income taxes	462	308	284	532	687

Net income (loss)	$(1,027)	$(6,190)	$(15,417)	$6,374	$1,078

Net income (loss) per basic share	$(0.02)	$(0.10)	$(0.26)	$0.10	$0.02
Net income (loss) per diluted share	$(0.02)	$(0.10)	$(0.26)	$0.10	$0.02
Shares used in basic per share computation	61,321	60,804	59,877	60,834	62,976
Shares used in diluted per share computation	61,321	60,804	59,877	62,517	64,202

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term marketable investments	$24,312	$20,485	$22,527	$82,453	$97,368
Working capital	(2,526)	(4,306)	(2,512)	69,495	75,164
Long-term marketable investments	—	—	—	—	1,951
Long-term obligations	8,879	14,065	19,532	23,256	27,646
Total assets	118,046	122,154	127,816	130,449	145,883
Shareholders’ equity	60,644	58,442	59,220	69,108	75,994

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

As a trusted security expert, Entrust secures digital identities and information for consumers, enterprises and governments. With more than 125 patents granted or pending, our cost-effective solutions help secure information-sharing among stakeholders and enables compliance with information security and government regulations. More than 2,000 customers in 60 different countries across the globe leverage Entrust’s world-class solutions.

We conduct business in one operating segment. We develop, market and sell solutions that secure digital identities and information. We also perform professional services to architect, install, support, and integrate our solutions with other applications. All of these activities may be fulfilled in conjunction with partners and are managed through our global organization.

As an innovator and pioneer in the Internet security software and public key infrastructure (“PKI”) fields, Entrust’s market leadership and expertise in delivering award-winning identity and information protection management solutions is demonstrated by the diversity of our products, geographic representation and customer segments. We continue to drive revenue in our key products, which are categorized into two key platforms: Authentication & Fraud Detection and Public Key Infrastructure & Digital Certificates.

In 2008, the company positioned itself in a leadership position in the Risk Based Authentication and Fraud Detection markets. These product offerings grew 71 percent in 2008 over 2007, contributing $9.3 million, or nearly 25 percent of product revenue.

Entrust offers a range of authentication capabilities so that specific methods can be used with specific users and applications. Risk-based authentication has the ability to judge each individual transaction on its own merits driven by policy-level decisions on the level of risk associated with certain transactions.

Transactions can be monitored in real-time and then a determination can be made on the level of security required for that transaction. This is done through the combination of Entrust IdentityGuard and Entrust TransactionGuard. This combined offering is a modern architecture for consumer authentication, which has a layered approach of non-invasive anomaly detection and selective intervention with minimal impact on the user experience.

An increase of 70 percent in customer growth rates and key customer wins confirms Entrust’s leadership position in the fraud detection and multifactor authentication market. Large financial institutions and security-conscious organizations across the world successfully thwart fraud with cost-effective Entrust solutions; many more will continue to do so in 2009 and beyond.

Another key shift in our business in 2008 related to PKI. Growth in the PKI segment has been in our subscription-based product revenue. In 2005, Entrust recorded less than $5 million in subscription-based product revenue. In 2008, we posted more than $12.6 million in subscription-based product revenue, a 35 percent compound annual growth rate over the past four years.

The largest growth in this segment of our business has come from our SSL product, which has more than doubled over that time period and was up 32 percent over last year. The second area of growth is in our managed service offering (MSO), which recorded more than $4 million in bookings in 2008, up from approximately $500,000 in 2007. These bookings will contribute roughly $500,000 in subscription product revenue per quarter in 2009.

In total for the year, Entrust’s MSO, SSL and other subscription-based products accounted for more than $17.5 million in bookings in 2008, an increase of 48 percent over 2007. Like our success with Entrust IdentityGuard and Entrust TransactionGuard, we believe our additional functionality and capabilities, offered at a lower price, is helping to strengthen our market share. Our SSL service is competitively priced versus the leader in the market and our MSO solution helps our customers get deployed more quickly and saves them money.

Also important in 2008 was our continued strength in the global government market. This year we won four more ePassport deals, including Finland and Slovenia, won a large eBorders project and increased our deployment in the U.S. Government’s HSPD-12 program, which provides certificate-enabled smart card identities to U.S. Government workers.

Our success has been driven by our ability demonstrate the most interoperable and scalable public key infrastructure (PKI) supporting second-generation ePassports. Our product success has helped us drive solid partnerships with many of the top ePassport providers globally, including 3M, Thales, Gemalto, L1, Canadian Bank Note and others. The flexibility of our solution, our strong partners and our competitive pricing have positioned us to be successful in the growing National ID cards, digital passports, eBorders and government employee credentialing projects.

There is a key theme to our growth areas: providing the customer the capabilities and functionality they need, and delivering it at a price they can afford. We call this “Trusted Security for Less.” As we navigate this uncertain economic environment, we realize enterprises and governments are going to have very tight budgets for IT spending. However, we also believe that security solutions will have a higher priority than other IT segments and should garner a higher percentage of total IT spend in 2009.

Entrust is positioned better than many of our competitors in this environment. Not only are we delivering more capabilities and functionality in most cases, we are doing it at a much lower cost to the customer while still delivering increased earnings and cash flow for our shareholders.

In 2009, we will be changing our product reporting categories to better depict the way our customers buy our products and how we run our business.

2008 Reporting

•

Entrust Emerging Growth Products accounted for 26 percent ($2.7 million) of product revenue for Q4, 2008. For the full year 2008, Emerging Growth Product revenue accounted for 30 percent ($11.4 million) of total product revenue and increased 38 percent over 2007.

•

Entrust PKI Products accounted for 71 percent ($7.2 million) of product revenue for Q4, 2008. For the full year 2008, PKI product revenue accounted for 67 percent ($25.6 million) of total product revenue and were flat compared to 2007.

•

Entrust Single Sign-On (SSO) products accounted for 3 percent ($336,000) of product revenue for Q4, 2008. For the full year 2008, Single Sign-On product revenue accounted for 3 percent ($1.3 million) of total product revenue and decreased 48 percent over 2007.

2009 Reporting

•

Entrust Fraud and Risk Based Authentication products accounted for 27 percent ($2.7 million) of product revenue for Q4 2008. For the full year 2008, Fraud and Risk Based Authentication products revenue accounted for 28 percent ($10.6 million) of total product revenue, an increase of 34 percent year-over-year.

•

Subcategory IdentityGuard and TransactionGuard products accounted for $2.4 million of product revenue for Q4 2008. For the full year 2008, IdentityGuard and TransactionGuard products revenue accounted for $9.3 million of total product revenue, an increase of 70 percent year-over-year.

•

Entrust PKI products accounted for 73 percent ($7.4 million) of product revenue for Q4 2008. For the full year 2008, PKI product revenue accounted for 72 percent of total product revenue and decreased 3 percent over 2007.

•

Subcategory SSL accounted for $2.6 million of product revenue for Q4 2008. For the full-year 2008, SSL revenue accounted for $9.6 million of total product revenue, an increase of 32 percent year-over-year.

•

Subcategory Subscription Product accounted 32 percent ($3.3 million) of product revenue for Q4 2008. For the full year 2008, Subscription Product revenue accounted for 33 percent ($12.6 million) of total product revenue, an increase of 22 percent year-over-year.

We also provide support and maintenance services to our customers. Support and maintenance revenues decreased 1% for the full year 2008, but decreased 13% in the fourth quarter due to the strengthening of the U.S. dollar versus the Canadian dollar. It is important to note that we achieved record renewals in 2008 of over 95% in terms of customer retention rate. We also provide professional services, including architecture, installation, and integration services related to the products that we sell.

In Q4, 2008 deferred revenues were of $27.8 million, a decrease of $100 thousand from Q4, 2007. The decrease in deferred revenue was primarily due to the impact of the Canadian dollar on the deferred revenue balance. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software bookings.

In 2008, Entrust increased profitability by $5.1 million or $0.08 per share. During 2007 and 2008, we have significantly reduced our total expenses through a combination of managed headcount reductions, lowering of contracting expenses and controlling variable operating costs. Because of the combination of cost-saving measures and favorable currency rates, compared to 2008, the company is positioned to save nearly $13 million in total expenses in 2009.

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

We market and sell our products and services in both the enterprise and government market space. In 2008, the extended Government vertical made up 43% of product revenue, which was down 6 percent from 2007. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of

Canada, Singapore, Denmark, the United Kingdom, Kingdom of Saudi Arabia and across continental Europe. In fact, Entrust now counts 18 of the top 22 e-governments, as set forth in a report of Accenture issued in June 2007, as customers.

In 2008, 57% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In 2008, the financial services vertical accounted for approximately 37% of product revenue, and was up 28% over 2007. In 2008, we had very good success in the financial vertical with our Risk Based Authentication and Web Fraud Detection solutions where we had a number of large banks select Entrust IdentityGuard and Entrust TransactionGuard.

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

Entrust, in the past, has relied significantly on large deals, meaning deals of $1 million or more, in each quarter. We have over the past few years reduced this dependence, and saw no product transactions over $1 million in 2008. The top five product transactions accounted for 8% of Q4, 2008 revenues. These numbers were at the low end of our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to two transactions over $1 million. In the quarter, the average purchase was $50,000, a decrease from $55,000 in Q4, 2007 and equal to Q3, 2008. Total transactions in Q4, 2008 reached 143, an increase from 138 in Q4, 2007. 49 transactions or 34% of the total transactions were from new customers.

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

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of deals over $1 million and < $500 thousand;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals;

•	Product revenue split between three key product areas: Emerging Growth Markets, Public Key Infrastructure and Single Sign-on;

•	Geographic revenue split;

•	Product-based subscription revenues;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue, cash and cash equivalents, and accounts receivable.

BUSINESS OVERVIEW

During 2008, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $99.7 million were consistent with 2007, and consisted of 38% product sales and 62% services and maintenance. Services and maintenance revenues decreased 3% from 2007, due to decreased demand for consulting services, while product revenues increased 5% over 2007, primarily driven by improved subscription-based product revenues and improved closure rate for product transactions, despite a lower average purchase value compared to 2007. Net loss in 2008 was $1.0 million, or $0.02 per share, compared to a net loss of $6.2 million, or $0.10 per share in 2007, with total expenses decreasing 5% to $100.8 million in 2008, despite a $1.5 million write-down of a long-term asset in 2008. We generated $6.4 million in cash flow from operations in 2008, compared to net cash generated from operations of $4.5 million in 2007. Entrust Emerging Growth Products (Entrust IdentityGuard, Boundary Messaging and Fraud Detection) accounted for 30% of product revenue, and increased 38% from 2007. Entrust PKI Products accounted for 67% of product revenue, which is essentially flat compared to 2007. Entrust SSL Certificate Services revenues, a component of our PKI Product solutions suite, increased 32% over 2007. Entrust Single Sign-On Products accounted for 3% of product revenue, and decreased 48% from 2007. Overall, Extended Government accounted for 43% and Extended Enterprise accounted for 57% of the product revenue in 2008. The financial services vertical accounted for approximately 37% of 2008 product revenues, an increase of 28% from 2007.

Other highlights from 2008 included:

•

The average purchase size in 2008 was $52,000, which was a decrease from $57,000 in 2007. Total transactions in 2008 reached 512, which is up 8% from 472 transactions in 2007. We added 166 new customers in 2008, compared to 133 new customers in 2007, an increase of 25%.

•

Revenue from subscription based product and services accounted for 53% of total revenue in 2008, up from 51% in 2007. Subscription based product revenue increased to $12.6 million, an increase of 22% year-over-year and accounted for 33% of product revenue, while subscription based product bookings increased 48% to $17.5 million. Entrust IdentityGuard and TransactionGuard accounted for $9.3 million of product revenue for the full year 2008, up 70% over the full year 2007.

•	Deferred revenue was $27.8 million, down $0.1 million from 2007.

•	We ended 2008 with $24.3 million in cash and cash equivalents, which is up from $20.5 million at the end of 2007, and no debt.

•

We had no product transactions over $1 million in 2008, compared to two such transactions in 2007. Revenue from transactions under $500 thousand increased 9% from 2007, continuing to drive our strategy to be less reliant on large deals. Transactions under $500 thousand accounted for 92% of product revenue in 2008, compared to 89% in 2007.

•

We improved our Entrust IdentityGuard platform with enhanced self-service capabilities, including the Entrust eGrid, an innovative approach to delivering strong second-factor authentication without deploying a physical device. Our eGrid cards represent a new element to our dynamic multifactor authentication solutions. The advanced soft-grid format enables organizations to implement strong authentication without requiring end-users to carry expensive third-party hardware tokens.

•

Entrust and Adobe announced a partnership to provide specialized digital certificates in support of Adobe’s Certified Document Services (CDS) program. Entrust Certificates for Adobe CDS enable organizations to digitally sign Adobe PDF files with confidence. Recipients will be able to take advantage of visual trust indicators to verify who published the document and confirm whether it has been altered. Entrust Certificates for Adobe CDS work seamlessly with both Adobe® Reader® and Adobe Acrobat® (version 6.0 or later) on the desktop and Adobe LiveCycle Digital Signatures ES on the server.

•

We advanced our role as the world’s ePassport leader by being selected to supply the CA software for Finland’s migration to advanced second-generation ePassports based on the Extended Access Control (EAC) standard. Finland’s Population Register Centre expects the transition to the new EAC ePassport CA solution to be complete by the end of the first quarter in 2009. The Finnish Population Register Centre will be able to provide the Finnish Police the ePassport CA services needed for the issuing of EAC ePassports to its citizens.

•

Entrust IdentityGuard was named a finalist in the 2009 SC Awards—‘Best Multi- and Second-factor Solution’ category—for outstanding achievement in information technology security. Entrust IdentityGuard was selected from more than 600 entries submitted in more than 30 technology categories.

•

We were named a 2009 finalist for Network Products Guide’s “Hot Companies Award,” ranking the organization among the world’s elite “Software-as-a-Service” companies. This recognition distinguishes Entrust out of more than 600 companies worldwide. Entrust is identified as a leading information security company due to breadth and depth of products, strong commitment and quality of employees and executive leadership, and strategic market dynamics and market penetration.

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

In 2008, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 21% of gross accounts receivable at December 31, 2008, compared to 26% of gross accounts receivable at December 31, 2007. No customer accounted for 10% or more of net accounts receivable at December 31, 2008. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts, which accounted for approximately $1.0 million of the $2.0 million balance of allowance for doubtful accounts at December 31, 2007. These receivable balances were written off during the third quarter of 2008 and, as a result, accounting for $1.0 million of the $1.2 million decrease in the allowance for doubtful accounts to a balance of $0.8 million at December 31, 2008.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance of $145.0 million as of December 31, 2008, which offsets deferred income tax assets relating to United States and foreign net operating loss (“NOL”) and tax credit carry-forwards in the amount of $121.8 million and $23.2 million of deferred tax assets resulting from temporary differences. This valuation allowance represents the full value of our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets as a result of our recent history of financial losses. Therefore, our balance sheet includes no net deferred tax benefits related to these deferred tax assets. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. We consider, among other available information, historical earnings, scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and other matters in making this assessment. Until an appropriate level of profitability is sustained, we expect to continue to record a full valuation allowance and will not record any benefit from the deferred tax assets.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we were not required to record a liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was zero and, thus, did not impact our effective tax rate. The amount of unrecognized tax benefits did not change as of December 31, 2008.

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

Goodwill with a balance of $60.2 million at December 31, 2008 is tested for impairment annually and also in the event of an impairment indicator. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant business unit exceeds carrying value and 2) the amount of impairment loss, if any. This test requires us to make judgments as to what is the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization. No impairment was required as a result of the annual impairment test as of December 31, 2008 and no events have indicated that their carrying amount may not be recoverable.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $9.6 million at December 31, 2008 are amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews require significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

In addition, subsequent to the impairment discussed below, we have a net balance of $0.9 million from our investment in other long-term assets at December 31, 2008, which consist primarily of capitalized software development costs, related to Entrust products offered for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software or over a three year period. The economic useful life of these capitalized software development costs is periodically re-assessed. During the third quarter of 2008, we recorded an impairment of $1.5 million in the book value of capitalized software development costs related to our video based training, originally developed for both general security and Entrust specific solutions, for sale to our customers. During the third quarter of 2008, we became aware that our lead customer for this product was no longer interested in pursuing an agreement to license the content of the video based training technology. This fact, combined with changes in the management of the video based training program and the decision to discontinue investment in the maintenance of the technology to ensure continuity with our software releases, indicated to our management that a degradation in the carrying value of the related capitalized development costs may have occurred. We applied an expected present value technique to estimate the fair value of this long-lived asset in determining that the recoverable value had been impaired.

We are not aware of any further impairment events during the year ended December 31, 2008. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our remaining investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

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

We recognize that stock options and other stock-based incentive awards dilute existing shareholders and have attempted to control the number granted while remaining competitive with our compensation packages. Accordingly, from 2003 to 2005 we reduced our gross stock option grant rate, which contributed to a low net grant rate under our stock-based incentive plans during that time. In 2006 the gross grant rate increased for a number of reasons including issuing employee equity pursuant to two acquisitions and hiring a key executive. The equity plan overhang also increased as a result of assuming the equity plan of one acquired company. In 2007 and 2008, we returned to our practice from 2003 to 2005 of reducing our gross stock option grant rate and keeping a low net grant rate. The Compensation Committee of the Board of Directors oversees the granting of all stock-based incentive awards.

We measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating awards expected to vest including type of awards, employee class, and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

In 2008, compensation expense of $2.5 million was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $1.8 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product	38.4%	36.5%	37.3%
Services and maintenance	61.6	63.5	62.7

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product	8.5	7.8	8.0
Services and maintenance	29.3	30.5	30.8
Amortization of purchased product rights	0.9	1.4	1.1

Total cost of revenues	38.7	39.7	39.9

Gross profit	61.3	60.3	60.1

Operating expenses:
Sales and marketing	31.9	34.5	35.6
Research and development	17.3	20.2	20.9
General and administrative	11.8	12.6	15.0
Impairment of long-term asset	1.5	—	—
Restructuring charges and adjustments	(0.1)	—	2.9

Total operating expenses	62.4	67.3	74.4

Loss from operations	(1.1)	(7.0)	(14.3)

Other income (expense):
Interest income	0.4	0.7	2.3
Foreign exchange gain (loss)	0.2	(0.3)	(0.3)
Loss from equity investments	—	(0.1)	(0.5)
Gain on sale of long-term strategic investments	—	0.8	—
Write-down of long-term strategic and equity investments	—	—	(3.1)

Total other income (expense)	0.6	1.1	(1.6)

Loss before income taxes	(0.5)	(5.9)	(15.9)
Provision for income taxes	(0.5)	(0.3)	(0.3)

Net loss	(1.0)%	(6.2)%	(16.2)%

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Revenues

Total Revenues

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
North America	$64.4	$71.3	$66.3	-10%	8%
Outside North America	35.3	28.4	28.9	24%	-2%

Total	$99.7	$99.7	$95.2	0%	5%

Total revenues in 2008 were $99.7 million, which remained unchanged from total revenues in 2007, which in turn, represented a 5% increase from the $95.2 million of total revenues in 2006. Total revenues derived from North America of $64.4 million in 2008 represented a decrease of 10% from the $71.3 million in 2007, which in turn, represented an 8% increase from the $66.3 million in 2006. Total revenues derived from outside of North America of $35.3 million in 2008 represented an increase of 24% from the $28.4 million in 2007, which in turn, represented a 2% decrease from the $28.9 million in 2006.

Total revenues remained flat when compared to 2007. Product revenues improved by $1.9 million or 5% in 2008, mainly due to continued growth in our product based subscription businesses, in particular our SSL business, which was up 32% in 2008. Also, revenues from our on-line fraud detection and risk based authentication solutions was up 71% in 2008 when compared to 2007. However, the improvement in product revenues was offset by reduced services revenues, which decreased by $1.9 million or 3% from 2007. Extended government revenues in the United States were $17.7 million for 2008, representing a 9% decrease from $19.5 million in 2007. Overall, our subscription based product and services revenues has grown in 2008, accounting for 53% of total revenues, including support and maintenance revenues, up from 51% in 2007, an increase of 6%. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future.

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

The United States government represented 14%, 15% and 15% of total revenues in 2008, 2007 and 2006, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 8%, 10% and 10% of total revenues in 2008, 2007 and 2006, respectively. The Canadian government represented 8%, 9% and 10% of total revenues in 2008, 2007 and 2006, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 5%, 7% and 9% of total revenues in 2008, 2007 and 2006, respectively. No other individual customer accounted for 10% or more of total revenues in 2008, 2007 and 2006.

Product Revenues

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
North America	$22.0	$25.7	$24.1	-14%	7%
Outside North America	16.3	10.7	11.4	52%	-6%

Total	$38.3	$36.4	$35.5	5%	3%

Percentage of total revenues	38%	36%	37%

Product revenues of $38.3 million in 2008 represented an increase of 5% from the $36.4 million in 2007, which in turn, represented an increase of 3% from the $35.5 million in 2006. These revenues represented 38%, 36% and 37% of total revenues in 2008, 2007 and 2006, respectively.

The growth of product revenues in 2008 when compared to 2007 was primarily driven by demand for our emerging growth products, which grew 38% in 2008, representing 30% of product revenues in 2008, compared to 23% in 2007, and our SSL certificate business. In particular, demand for our fraud and risk based authentication offerings was the strongest, representing $9.3 million for 2008, with combined increase in revenues of 71% compared to last year. However, revenue from our PKI products, representing 67% of product revenues in 2008, compared to 71% for last year, was essentially flat compared to 2007. While our Entrust certificate services (SSL certificates) portion of our PKI business increased 32% to $9.6 million of revenue in 2008, compared to 2007, this growth was more than offset by the planned decrease in reliance on sales of the full disk products that we resell from Checkpoint; the shift from perpetual license purchases to our subscription based managed service offering; and lower government customer purchases. We experienced a decrease in our government solutions in 2008, with $11.7 million of product revenues from extended government organizations, compared to $12.4 million for 2007, a decrease of 6%.

The increase in product revenues for 2007, when compared to 2006, was due to growth in our PKI product category. In particular, our PKI revenue, which represented 70% of product revenues in 2007, increased 11% over last year. The key drivers of PKI growth have been the growth of our SSL certificate business which was up 32% from 2006, while our core PKI product revenue was up 44% over last year. We experienced improved interest in our government solutions in 2007, with $12.4 million of product revenues from Extended Government organizations during 2007, compared to $11.4 million for 2006, an increase of 9%.

We had 512 product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) in 2008, up from 472 in 2007, or an 8% increase, which in turn was up from 324 product revenue transactions in 2006, or an increase of 46%. This included 166 new customers in 2008, which represented a 25% and 105% increase from 2007 and 2006, respectively. However, the average product revenue transaction size decreased from $57 thousand in 2007 to $52 thousand in 2008, or a decrease of 9%, after the average product revenue transaction size decreased from $89 thousand in 2006. This downward trend in transaction size is due to a shift in our product mix toward our lower cost emerging growth products. However, growth in deals under $500 thousand is fueling our overall top line product revenue growth in 2008 and 2007 compared to respective prior years. Revenue from deals under $500 thousand increased 9% over 2007, after increasing 21% from 2006 to 2007, and is continuing to drive our strategy of being less reliant on large deals. These transactions accounted for 92% of product revenues in 2008, compared to 89% in 2007 and 76% in 2006, which we believe speaks well to the underlying strength of our portfolio and the balance we are starting to see in product revenue performance. Further, there were no product deals greater than $1 million in 2008, compared to two in 2007 and three in 2006. We would expect transaction levels to remain high going forward and the trend of lower average deal size to continue in the coming quarters. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues declined from 14% in 2006 to 9% and 10% in 2007 and 2008, respectively. The combination of customer buying patterns, generally smaller-sized IdentityGuard transactions and increased subscription business gives us a more predictable revenue base. This is consistent with our expectations, due to the increased volume of product transactions and lower reliance on deals greater than $1 million.

Services and Maintenance Revenues

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
North America	$42.4	$45.7	$42.2	-7%	8%
Outside North America	19.0	17.6	17.5	8%	1%

Total	$61.4	$63.3	$59.7	-3%	6%

Percentage of total revenues	62%	64%	63%

Services and maintenance revenues of $61.4 million in 2008 represented a decrease of 3% from the $63.3 million in 2007, which in turn, represented an increase of 6% from the $59.7 million in 2006. These revenues represented 62%, 64% and 63% of total revenues in 2008, 2007 and 2006, respectively.

The decrease in services and maintenance revenues in 2008, compared to 2007, is due to lower professional services revenues primarily in the North American market, as a result of customers’ budget constraints and the shift in our product mix to products generally requiring less intensive professional service work, despite the fact that our subscription-based support and maintenance revenues increased 1% in 2008 compared to 2007. Our customers continued to renew their support agreements at a rate of over 96% for 2008 on a dollar value renewal basis, compared to 95% in 2007. Services and maintenance revenues as a percentage of total revenues for 2008 decreased due to the combined effect of lower services and maintenance revenues and higher demand for our product offerings compared to 2007.

The increase in services and maintenance revenues for 2007 compared to 2006 was due mainly to improved support and maintenance revenues, which accounted for nearly two-thirds of our services revenue in 2007. In addition, our professional services business was strong across the board geographically, while our customers continued to renew their support agreements at a rate of 95% for 2007. Services and maintenance revenues as a percentage of total revenues for 2007 increased slightly in comparison to 2006 primarily because of the overall stronger demand for services and maintenance, despite improved revenues from our product offerings.

Expenses

Total Expenses

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
Total expenses	$100.8	$106.6	$108.8	-5%	-2%

Percentage of total revenues	101%	107%	114%

Total expenses consist of costs of revenues associated with products and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development, general and administrative, restructuring charges and adjustments and impairment of a long-term asset. Total expenses of $100.8 million in 2008 represented a decrease of 5% from $106.6 million in 2007. The overall decrease in spending for 2008, when compared to 2007, was primarily due to the effect of a 10% decrease in our overall headcount year over year, as we continue to manage our headcount resources and discretionary spending carefully, and a reduction in stock based compensation expenses of $2.5 million. This expense decrease was partly offset by an impairment of a long-term asset recorded during 2008 and higher product cost of sales when compared to 2007. The shift in exchange rates between the U.S. dollar and other major currencies did not significantly impact expenses for 2008 on a full-year basis when compared to 2007. As of December 31, 2008, we had 411 full-time employees globally, compared to 455 full-time employees at December 31, 2007.

The decrease from 2006 to 2007 was due primarily to an overall headcount reduction of 10% combined with lower costs associated with marketing programs, and higher reported expenses in 2006 as a result of a $2.8 million restructuring charge in the first quarter of 2006 related to the sublease on our Santa Clara, California facility, offset by the impact of additional costs associated with employee compensation, primarily in sales and research and development, as a result of the acquisitions completed midway through 2006, increased non-cash expenses for stock based compensation and amortization of purchased intangibles, and an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies of $3.5 million for the year. As of December 31, 2007, we had 455 full-time employees globally, compared to 503 full-time employees at December 31, 2006.

Cost of Revenues

Cost of Product Revenues

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
Cost of product revenues	$8.5	$7.8	$7.6	9%	3%

Percentage of product revenues	22%	21%	21%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues was $8.5 million in 2008, $7.8 million in 2007 and $7.6 million in 2006, representing 22%, 21% and 21% of product revenues for the respective years.

The increase in the cost of product revenues in absolute dollars of 9% and as a percentage of total product revenues from 2007 to 2008 is primarily attributable to investment in staffing and resources for our SSL certificate business of $1.1 million and costs associated with sales of our IdentityGuard token product that was introduced subsequent to the first quarter of 2007 of $0.9 million, partly offset by lower third-party software royalties. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected. We expect that these trends will continue in the immediate future.

The increase in the cost of product revenues in absolute dollars of 3% from 2006 to 2007 reflected the net effect of increased investment in additional staffing for our SSL and managed PKI businesses and higher amortization of capitalized software development costs, offset by a shift in overall product sales mix away from products that incorporate third party technologies relative to the prior year. Also, the shift in the exchange rates between the U.S. dollar and other major currencies resulted in increased reported expenses of $0.3 million for 2007 when compared to 2006.

Cost of Services and Maintenance Revenues

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
Cost of services and maintenance revenues	$29.2	$30.4	$29.3	-4%	4%

Percentage of total revenues	29%	30%	31%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $29.2 million for 2008, which represented a 4% decrease from $30.4 million for 2007, which in turn, represented an increase of 4% from $29.3 million in 2006. Cost of services and maintenance revenues represented 29%, 30% and 31% of total revenues for each of the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2007 to 2008	2006 to 2007
Staff related costs	$(0.6)	$0.7
Outside professional services	(0.9)	(0.2)
Third party hardware and support	0.4	0.5
Facilities related costs	(0.1)	0.1

Total	$(1.2)	$1.1

The decrease in the cost of services and maintenance revenues in 2008, compared to 2007, was mainly attributable to decreased staff related costs and outside professional services contractors. Overall headcount decreased 4%, while stock based compensation expense fell $0.3 million compared to 2007. Outside professional services purchased externally decreased as we made a concerted effort to rebalance the work performed by our staff and work performed by subcontractors, improving utilization of internal resources. These savings were partly offset by higher hardware and related support costs of $0.4 million and a shift in exchange rates between the U.S. dollar and other major currencies that resulted in higher reported expenses of $0.1 million for 2008, compared to 2007. The decrease in services and maintenance expenses as a percentage of total revenues in 2008, compared to the prior year, was primarily the result of lower overall spending, which accounted for the one-percentage point decrease in the services and maintenance expenses as a percentage of total revenues.

The increase in the cost of services and maintenance revenues in absolute dollars for 2007 when compared to 2006 can be attributed primarily to staff related costs and increased third party hardware expenses. The higher staff related costs for 2007 was due in large part to increased stock based compensation expenses and the unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported expenses of $0.9 million for 2007 when compared to 2006, the majority of which related to staffing costs. The average number of employees on our services and maintenance teams had been static from 2006 to 2007, despite the resources added as a result of the acquisition of Orion in June 2006 and Business Signatures in July 2006. Services and maintenance expenses as a percentage of total revenues decreased from 2006 and 2007, which was the net result of higher total revenues, which accounted for a two-percentage point decrease, when compared to 2006, offset by increased overall services and maintenance expenses, which resulted in a one-percentage point increase in the services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 52% for 2008, 52% for 2007 and 51% for 2006. Services and maintenance gross profit as a percentage of services and maintenance revenues in 2008 remained static compared to 2007, which was the net result of higher support and maintenance margins of 1% offset by a decline in professional services margins of a proportionate amount for 2008. The improvement in services and maintenance gross profit as a percentage of services and maintenance revenues in 2007, compared to 2006, was primarily due to higher support and maintenance margins of 2%, offset by a slight decline in overall professional services margins.

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

Operating Expenses

Operating Expenses—Sales and Marketing

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
Sales and marketing expenses	$31.8	$34.4	$33.9	-8%	1%

Percentage of total revenues	32%	35%	36%

Sales and marketing expenses decreased 8% to $31.8 million in 2008 from $34.4 million in 2007, which in turn, represented a 1% increase from $33.9 million in 2006. These expenses represented 32%, 35% and 36% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2007 to 2008	2006 to 2007
Staff related costs (including travel expenses)	$(1.8)	$1.8
Outside professional services	0.5	0.1
Marketing programs	(0.4)	(1.7)
Facilities related costs	(0.5)	0.5
Amortization of purchased intangibles	—	0.4
Bad debt expense	(0.4)	(0.6)

Total	$(2.6)	$0.5

The decrease in sales and marketing expenses for 2008, when compared to 2007, was primarily due to lower staff related costs as a result of lower headcount, reduced spending on outside marketing programs and facilities in 2008, partly offset by increased spending on outside sales contractors. Sales and marketing headcount decreased 13% overall when compared to the prior year, resulting in decreased compensation and travel expenses for 2008, when compared to 2007, while stock based compensation expenses were lower by $0.7 million in 2008. Also, bad debt expense was lower in 2008, when compared to 2007. In addition, the shift in the exchange rates between the U.S. dollar and other major currencies resulted in lower reported sales and marketing expenses of $0.2 million in 2008 when compared to 2007, the majority of which was related to staffing costs. The decrease in sales and marketing expenses as a percentage of total revenues for 2008, compared to 2007, reflects the lower spending in this area during 2008, which resulted in the three-percentage point decrease in sales and marketing expenses as a percentage of total revenues for the year when compared to 2007.

The increase in sales and marketing expenses for 2007 when compared to 2006 was primarily due to higher staff related costs and purchased intangibles amortization associated with the Business Signatures acquisition and investments made to grow the sales force to ensure we could handle the increased transaction load going forward. Sales and marketing headcount increased 6% on average year-over-year when compared to the previous year, resulting in increased salaries and benefits expense, including sales commissions, and increased facilities costs. Offsetting these increases were reductions in bad debt expense and marketing programs spending for 2007. In addition, we had experienced an unfavorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported sales and marketing expenses of $1.2 million in 2007 when compared to 2006. The decrease in sales and marketing expenses as a percentage of total revenues for 2007, compared to 2006, was the net result of higher overall expenses, resulting in a one-percentage point increase for 2007, offset by a two-percentage point decrease in sales and marketing expenses as a percentage of total revenues due to higher total revenues when compared to 2006.

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

During 2008, the provision for doubtful accounts dropped $1.2 million to $0.8 million, primarily due to the write-off of a large customer balance in Europe. In 2007, the provision for doubtful accounts increased approximately $500 thousand to $2.0 million, of which $200 thousand related to changes in the exchange rates, with the remainder of the increase due to the aging of customer accounts. During 2006, the provision for doubtful accounts increased by $1.0 million due primarily to a provision recorded related to accounts receivable balances with one of our European distributors. Generally, we experienced effective cash collections throughout 2008, 2007 and 2006.

Operating Expenses—Research and Development

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
Research and development expenses	$17.2	$20.2	$19.9	-15%	2%

Percentage of total revenues	17%	20%	21%

Research and development expenses decreased 15% to $17.2 million in 2008 from $20.2 million in 2007, which in turn, increased 2% from $19.9 million in 2006. These expenses represented 17%, 20% and 21% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2007 to 2008	2006 to 2007
Staff related costs	$(1.8)	$0.2
Outside professional services	(0.6)	—
Facilities related costs	(0.6)	0.1

Total	$(3.0)	$0.3

The decrease in research and development expenses for 2008, when compared to 2007 was primarily due to lower outside professional services and staff related costs. We have successfully reduced external research and development contractor resources associated with the Business Signatures acquisition, thus reducing our outside professional services expenses for 2008, when compared to 2007. In addition, our internal research and development headcount decreased 14% year over year from the prior year, while stock based compensation expense in this area decreased $0.6 million. Partly offsetting these savings, we experienced a shift in exchange rates between Canada and the U.S. that resulted in higher reported costs of $0.1 million for 2008, compared to 2007. The decrease in research and development expenses as a percentage of total revenues for 2008, compared to 2007, reflects the lower spending, which resulted in the three-percentage point decrease for 2008.

The increase in research and development expenses for 2007 when compared to 2006 was primarily due to higher staff related costs as a result of the unfavorable shift in the exchange rates between Canada and the U.S. that resulted in higher reported costs of $0.8 million for 2007 when compared to 2006, since the majority of these research and development expenses are denominated in Canadian dollars, as well as increased stock based compensation expense. However, these increases were partly offset by reductions in research and development headcount of 6% on average year-over-year compared to 2006. The decrease in research and development expenses as a percentage of total revenues for 2007, compared to 2006, reflected the higher revenues in 2007, which resulted in the one-percentage point decrease in 2007 compared to the prior year.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Year Ended December 31,			Percentage change	Percentage change
(millions)	2008	2007	2006	2008 to 2007	2007 to 2006
General and administrative expenses	$11.7	$12.5	$14.3	-6%	-13%

Percentage of total revenues	12%	13%	15%

General and administrative expenses decreased 6% to $11.7 million in 2008 from $12.5 million in 2007, which in turn, decreased 13% from $14.3 million in 2006. These expenses represented 12%, 13% and 15% of total revenues in the respective years.

	Year over year change
	Year Ended December 31,
(millions)	2007 to 2008	2006 to 2007
Staff related costs	$(1.8)	$(1.5)
Outside professional services	0.8	(0.3)
Facilities related costs	0.2	—

Total	$(0.8)	$(1.8)

The decrease in staff-related costs in absolute dollars in 2008 compared to 2007 was a result of continued management discipline in this area, with a net savings of $0.8 million, primarily due to an 11% decline in headcount compared to the prior year and a reduction in stock based compensation expense of $0.8 million in 2008. Offsetting this decrease in staff related spending was increased spending on outside professional services in 2008, when compared to the 2007. The shift in the exchange rates between the U.S. dollar and other major currencies did not impact reported expenses in 2008, when compared to 2007. We believe that the increases in outside professional services expenses were non-recurring in nature and expect that these costs will eventually return to historical levels in future periods. General and administrative expenses as a percentage of total revenues decreased in 2008 compared to 2007, due to lower spending in this area, which accounted for the one-percentage point decrease.

The decrease in general and administrative expenses in absolute dollars in 2007 compared to 2006 was due to the effect of continued management discipline in this area, with net savings of $1.8 million, primarily as a result of headcount reductions, which declined 19% on average year-over-year, and reduced use of outside professional firms. These decreases were partly offset by the unfavorable shift we had experienced in the exchange rates between the U.S. dollar and other major currencies, which resulted in higher reported general and administrative expenses of $0.2 million in 2007 when compared to 2006. General and administrative expenses as a percentage of total revenues decreased for 2007 compared to 2006, due mainly to the decrease in recorded expenses, which accounted for a one-percentage point decrease. This effect was magnified by a one-percentage point decrease in general and administrative expenses as a percentage of total revenues due to higher total revenues in 2007 when compared to 2006.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $916 thousand for 2008, compared to $1.4 million and $1.1 million for 2007 and 2006, respectively. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $998 thousand in 2008, compared to $1.0 million for 2007 and $569 thousand for 2006. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. Of this expense, $844 thousand, $877 thousand and $479 thousand was recorded as a component of sales and marketing expenses for 2008, 2007 and 2006, respectively, while $154 thousand, $153 thousand and $90 thousand was recorded as a component of cost of services and maintenance revenues for 2008, 2007 and 2006, respectively.

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

During 2008, we adjusted our restructuring accrual related to the May 2003 restructuring plan down by $80 thousand with respect to end-of-lease restoration costs accrued for our Addison, Texas facility.

Write-down of Long-term Strategic and Equity Investments

We recorded non-cash charges in the first quarter of 2006 related to the impairment of long-term investments in Asia Digital Media and Ohana of $2.4 million and $659 thousand, respectively, as we concluded that these investments had suffered an other than temporary decline in fair value.

Interest Income

Interest income was $371 thousand in 2008, compared to $688 thousand and $2.2 million in 2007 and 2006, respectively, representing less than 1%, 1% and 2% of total revenues in the respective years. The decrease in investment income in 2008 compared to 2007 was primarily due to the reduced rate of return on our funds invested in cash equivalents, as the interest rates available in 2008 decreased compared to the prior year. The decrease in investment income for 2007 compared to 2006 was primarily due to the funds invested in the acquisition of Orion, Business Signatures and stock repurchases in 2006. In addition, the reduced balance of funds invested was a result of amounts drawn down to fund cash flow from operations and to acquire long-lived assets during 2007. The funds invested increased to $24.3 million at December 31, 2008 from $20.5 million at December 31, 2007 and $22.5 million at December 31, 2006. However, the average rate of return on our invested cash declined to less than 2% compared to approximately 5% for 2007 and 2006.

Gain on Sale of Strategic Long-term Investments

We recorded a gain on the sale of certain strategic long-term investments, in which we had a less than 10% ownership, during 2008 and 2007 in the amount of $18 thousand and $793 thousand, respectively. This type of sale is not expected to be a recurring event.

Loss from Equity Investments

We recorded $77 thousand and $445 thousand of losses, net of intercompany profit eliminations, related to our investments in Asia Digital Media in 2007 and 2006, respectively. The carrying value of this investment was zero as at December 31, 2007, and therefore, no further losses were recorded in 2008. We began accounting for this investment under the equity method of accounting in the fourth quarter of 2004, since we had the potential to significantly influence its operations and management.

Provision for Income Taxes

We recorded an income tax provision of $462 thousand in 2008, compared to $308 thousand in 2007 and $284 thousand in 2006. These provisions represented primarily the taxes payable in certain foreign jurisdictions for which no U.S. benefit is expected. The increase in 2008 over the prior year was due in large part to an ongoing examination of a subsidiary’s income tax filings in the United Kingdom. The effective income tax rates differed from statutory rates primarily due to the impairment of long-term strategic investments and long-term assets, stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

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

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters in the two-year period ended December 31, 2008, as well as such data expressed as a percentage of our total revenues for the periods indicated. These data have been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

As a result of an impairment of a long-term asset recorded in the amount of $1.5 million in the book value of capitalized software development costs related to our video based training during the third quarter of 2008, our operating expenses and net loss were higher in that quarter than in the prior quarters of 2008 and, as a result, the trend of declining expenses and increasing earnings during 2008 was impacted. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$10,179	$9,435	$9,013	$9,630	$10,123	$8,170	$8,930	$9,144
Services and maintenance	14,709	15,021	15,466	16,208	16,543	15,773	15,563	15,419

Total revenues	24,888	24,456	24,479	25,838	26,666	23,943	24,493	24,563

Cost of revenues:
Product	1,789	2,208	2,118	2,362	2,011	1,815	2,162	1,808
Services and maintenance	7,065	7,207	7,048	7,855	7,947	7,205	7,759	7,448
Amortization of purchased product rights	128	128	315	345	368	355	345	332

Total cost of revenues	8,982	9,543	9,481	10,562	10,326	9,375	10,266	9,588

Gross profit	15,906	14,913	14,998	15,276	16,340	14,568	14,227	14,975

Operating expenses:
Sales and marketing	7,479	7,817	7,806	8,703	8,255	8,207	8,813	9,093
Research and development	3,804	4,271	4,432	4,742	4,586	4,929	5,312	5,349
General and administrative	2,869	2,606	3,124	3,116	3,074	2,929	3,258	3,260
Impairment of long-term asset	—	1,518	—	—	—	—	—	—
Restructuring charges and adjustments	(80)	—	—	—	—	—	—	—

Total operating expenses	14,072	16,212	15,362	16,561	15,915	16,065	17,383	17,702

Income (loss) from operations	1,834	(1,299)	(364)	(1,285)	425	(1,497)	(3,156)	(2,727)

Other income (expense):
Interest income	49	93	98	131	144	188	176	180
Foreign exchange gain (loss)	49	81	55	20	(313)	(88)	(177)	247
Loss from equity investments	—	—	—	—	—	—	—	(77)
Gain on sale of long-term strategic investments	—	—	—	18	793	—	—	—
Write-down of long-term strategic and equity investments	(45)	—	—	—	—	—	—	—

Total other income (expense)	53	174	153	169	624	100	(1)	350

Income (loss) before income taxes	1,887	(1,125)	(211)	(1,116)	1,049	(1,397)	(3,157)	(2,377)
Provision for income taxes	73	114	211	64	80	104	72	52

Net income (loss)	$1,814	$(1,239)	$(422)	$(1,180)	$969	$(1,501)	$(3,229)	$(2,429)

Net income (loss) per share:
Basic	$0.03	$(0.02)	$(0.01)	$(0.02)	$0.02	$(0.02)	$(0.05)	$(0.04)

Diluted	$0.03	$(0.02)	$(0.01)	$(0.02)	$0.02	$(0.02)	$(0.05)	$(0.04)

Weighted average common shares used in per share computation:
Basic	61,438	61,392	61,291	61,165	61,066	60,986	60,777	60,387

Diluted	61,438	61,392	61,291	61,165	61,066	60,986	60,777	60,387

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Statement of Operations Data:
Revenues:
Product	40.9%	38.6%	36.8%	37.3%	38.0%	34.1%	36.5%	37.2%
Services and maintenance	59.1	61.4	63.2	62.7	62.0	65.9	63.5	62.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Product	7.2	9.0	8.6	9.2	7.5	7.6	8.8	7.4
Services and maintenance	28.4	29.5	28.8	30.4	29.8	30.1	31.7	30.3
Amortization of purchased product rights	0.5	0.5	1.3	1.3	1.4	1.5	1.4	1.3

Total cost of revenues	36.1	39.0	38.7	40.9	38.7	39.2	41.9	39.0

Gross profit	63.9	61.0	61.3	59.1	61.3	60.8	58.1	61.0

Operating expenses:
Sales and marketing	30.0	32.0	31.9	33.7	31.0	34.3	36.0	37.0
Research and development	15.3	17.5	18.1	18.3	17.2	20.6	21.7	21.8
General and administrative	11.5	10.6	12.8	12.1	11.5	12.2	13.3	13.3
Impairment of long-term asset	—	6.2	—	—	—	—	—	—
Restructuring charges and adjustments	(0.3)	—	—	—	—	—	—	—

Total operating expenses	56.5	66.3	62.8	64.1	59.7	67.1	71.0	72.1

Income (loss) from operations	7.4	(5.3)	(1.5)	(5.0)	1.6	(6.3)	(12.9)	(11.1)

Other income (expense):
Interest income	0.2	0.4	0.4	0.5	0.5	0.8	0.7	0.7
Foreign exchange gain (loss)	0.2	0.3	0.2	0.1	(1.2)	(0.4)	(0.7)	1.0
Loss from equity investments	—	—	—	—	—	—	—	(0.3)
Gain on sale of long-term strategic investments	—	—	—	0.1	3.0	—	—	—
Write-down of long-term strategic and equity investments	(0.2)	—	—	—	—	—	—	—

Total other income (expense)	0.2	0.7	0.6	0.7	2.3	0.4	—	1.4

Income (loss) before income taxes	7.6	(4.6)	(0.9)	(4.3)	3.9	(5.9)	(12.9)	(9.7)
Provision for income taxes	0.3	0.5	0.8	0.3	0.3	0.4	0.3	0.2

Net income (loss)	7.3%	(5.1)%	(1.7)%	(4.6)%	3.6%	(6.3)%	(13.2)%	(9.9)%

LIQUIDITY AND CAPITAL RESOURCES

We generated $6.4 million of cash in operating activities during 2008. This cash inflow was primarily a result of a net income after adjusting for non-cash charges of $7.4 million, a decrease in accounts receivable of $3.1 million, a decrease in prepaid expenses and other receivables of $1.3 million and a decrease in deferred revenue of $0.9 million, partially offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $0.6 million, and a decrease in accrued restructuring charges of $5.7 million. The reduction in accounts payable and accrued liabilities was the result of the pay down of accruals related to the timing of accruals related to employee compensation. Our average days sales outstanding at December 31, 2008 was 67 days, which represents a slight improvement from the 70 days that we reported at December 31, 2007. The overall decrease in days sales outstanding from December 31, 2007 was mainly due to higher in-quarter collections due to improved sales linearity compared to the fourth quarter of 2007, partly offset by a decrease in the allowance for doubtful accounts from the previous year. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During 2008, we used $0.9 million of cash related to investing activities, primarily related the investment of $0.9 million in property and equipment, largely for computer hardware upgrades throughout our organization and $0.6 million in other long-term assets related to capitalized costs associated with subletting space in our Canadian facility, partially offset by $0.6 million of cash provided by long-term deposits received from our subtenant in our Canadian facility.

As of December 31, 2008, our cash and cash equivalents in the amount of $24.3 million provide our principal sources of liquidity. Overall, we generated $3.8 million in cash and cash equivalents during 2008, despite the expenditure of $5.7 million to satisfy obligations under our restructuring accruals during the year. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may need to use cash in fiscal 2009 to satisfy the obligations provided for under our restructuring program. However, if operating losses continue to occur, then cash and cash equivalents will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $13.6 million of accrued restructuring charges at December 31, 2008 through fiscal 2011. This amount is net of expected sublet recoveries on restructured facilities of $2.8 million. The gross operating lease obligations for these restructured facilities are detailed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents as well as future operating cash flows, will be sufficient to fund these long-term requirements. In addition, we have a $5.0 million operating line of credit with our host bank, which is currently not utilized, that is available for short-term cash flow needs.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at December 31, 2008 is as follows:

	As of December 31, 2008 Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$15,911	$3,534	$4,313	$4,118	$3,946
Operating lease obligations—restructured facilities	16,393	6,730	9,663	—	—
2008 Entrust Deferred Retention Bonus Plan	918	818	100	—	—
Other commitments	420	420	—	—	—

Total	$33,642	$11,502	$14,076	$4,118	$3,946

In addition to the lease commitments included above, we have provided letters of credit totaling $1.8 million as security deposits in connection with certain office leases.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of December 31, 2008 of $420 thousand, to be paid during fiscal 2009.

The 2008 Entrust Deferred Retention Bonus Plan (the “2008 Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on February 19, 2008. The primary objective of the 2008 Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. The Compensation Committee, in its sole discretion, shall determine which employees are eligible to receive awards under the plan and shall grant awards in such amounts and on such terms as it shall determine. Subject to limited exceptions, an employee’s award under the plan shall vest in one-seventh of the amount of the award over the seven calendar quarters commencing on January 1, 2008, provided that the employee continues to be employed by us on each of such dates. During the first quarter of 2008, we granted awards to employees under the plan that potentially could result in payments of $1.5 million over the subsequent seven quarters, assuming that all employees receiving the awards remain employed with us for the entire seven quarter vesting period of the awards. Further, the Compensation Committee approved additional awards under this plan, which were granted in November 2008. These awards could potentially result in additional payments totaling $548 thousand over the five subsequent quarters, assuming that all employees receiving awards remain employed with us for the entire vesting period of the awards. It was estimated that, as of March 10, 2009, $0.9 million was remaining to be paid out under this plan, while an additional $0.3 million was accrued at December 31, 2008 and paid during January 2009.

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

We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008.

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008.

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

The fair value of investments classified as cash equivalents and entered into for purposes other than trading purposes that we held at December 31, 2008 and 2007 of $4.8 million and $6.2 million, respectively, which would have been subject to interest rate risk, approximated amortized cost at those dates.

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, overall our reported expense base was not significantly affected in 2008, when compared to 2007, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was an unfavorable $0.1 million for 2008, when compared to 2007.

In the past, when perceived by management to be advantageous, we have engaged in forward contracts to purchase Canadian dollars to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. During the fourth quarter of 2008, we engaged in forward contracts to purchase Canadian dollars, covering exposures on approximately $3.0 million of our Canadian subsidiary’s expenses denominated in Canadian dollars. None of these contracts extended past December 31, 2008 and no previously purchased foreign exchange contracts had extended past September 30, 2008. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the first quarter of 2009 or future periods beyond the first quarter of 2009.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under Entrust’s equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	7,196,423	$4.81	3,155,833
Equity compensation plans not approved by security holders	6,118,232	5.69	—

Total	13,314,655	$5.22	3,155,833

(1)	This table excludes an aggregate of 32,605 shares issuable upon exercise of outstanding options assumed by Entrust in connection with Entrust’s acquisition of enCommerce, Inc. in June 2000. The weighted-average exercise price of the excluded options is $8.00.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2008, 362,040 shares under the Entrust, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), may instead be issued in the form of restricted stock awards and other stock-based awards, including shares based upon certain conditions, securities convertible into Common Stock and stock appreciation rights.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	Consolidated Financial Statements and Management’s Report on Internal Control over Financial Reporting. The following consolidated financial statements of Entrust, Inc. and the report of the management of Entrust, Inc. on internal control over financial reporting are filed as part of this Form 10-K on the pages indicated:
Page
ENTRUST, INC.

	Management’s Report on Internal Control over Financial Reporting	F-1

	Reports of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4

	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-5

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-7

	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedule. Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed on the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC. (Registrant)

By:	/s/ F. WILLIAM CONNER
F. William Conner
President and Chief Executive Officer

Date: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/S/ F. WILLIAM CONNER F. William Conner Date: March 10, 2009	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID J. WAGNER David J. Wagner Date: March 10, 2009	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ BUTLER C. DERRICK, JR. Butler C. Derrick, Jr. Date: March 10, 2009	Director

/S/ JERRY C. JONES Jerry C. Jones Date: March 10, 2009	Director

/S/ MICHAEL P. RESSNER Michael P. Ressner Date: March 10, 2009	Director

/S/ DOUGLAS SCHLOSS Douglas Schloss Date: March 10, 2009	Director

/S/ RAY W. WASHBURNE Ray W. Washburne Date: March 10, 2009	Director

/S/ TERDEMA USSERY II Terdema Ussery II Date: March 10, 2009	Director

/S/ MICHAEL E. MCGRATH Michael E. McGrath Date: March 10, 2009	Chairman of the Board and Director

/S/ JAMES H. DENNEDY James H. Dennedy Date: March 10, 2009	Director

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders Entrust, Inc.

We have audited Entrust, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entrust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Entrust’s internal control over financial reporting based on our audit.

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

In our opinion, Entrust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entrust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders Entrust, Inc.

We have audited the accompanying consolidated balance sheets of Entrust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entrust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas March 10, 2009

ENTRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$24,312	$20,485
Accounts receivable (net of allowance for doubtful accounts of $849 in 2008 and $2,009 in 2007)	18,419	20,773
Prepaid expenses and other assets	3,262	4,079

Total current assets	45,993	45,337
Property and equipment, net	1,290	1,490
Purchased product rights and other purchased intangibles, net	9,622	11,543
Goodwill	60,214	60,214
Long-term strategic and equity investments	46	91
Other long-term assets, net	881	3,479

Total assets	$118,046	$122,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,546	$10,787
Accrued liabilities	6,712	5,543
Accrued restructuring charges, current portion	5,505	5,419
Deferred revenue	27,756	27,894

Total current liabilities	48,519	49,643
Accrued restructuring charges, long-term portion	8,107	13,847
Other long-term liabilities	772	218

Total liabilities	57,398	63,708

Minority interest in subsidiary	4	4

Shareholders’ equity:
Common stock, par value $0.01 per share; 61,443,730 and 61,098,702 issued and outstanding shares at December 31, 2008 and 2007, respectively	614	611
Additional paid-in capital	773,697	771,223
Accumulated deficit	(714,550)	(713,523)
Accumulated other comprehensive income	883	131

Total shareholders’ equity	60,644	58,442

Total liabilities and shareholders’ equity	$118,046	$122,154

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product	$38,257	$36,367	$35,487
Services and maintenance	61,404	63,298	59,696

Total revenues	99,661	99,665	95,183

Cost of revenues:
Product	8,477	7,796	7,579
Services and maintenance	29,175	30,359	29,279
Amortization of purchased product rights	916	1,400	1,075

Total cost of revenues	38,568	39,555	37,933

Gross profit	61,093	60,110	57,250

Operating expenses:
Sales and marketing	31,805	34,368	33,888
Research and development	17,249	20,176	19,857
General and administrative	11,715	12,521	14,340
Impairment of long-term asset	1,518	—	—
Restructuring charges and adjustments	(80)	—	2,765

Total operating expenses	62,207	67,065	70,850

Loss from operations	(1,114)	(6,955)	(13,600)

Other income (expense):
Interest income	371	688	2,177
Foreign exchange gain (loss)	205	(331)	(249)
Loss from equity investments	—	(77)	(445)
Gain on sale of long-term strategic investments	18	793	—
Write-down of long-term strategic and equity investments	(45)	—	(3,016)

Total other income (expense)	549	1,073	(1,533)

Loss before income taxes	(565)	(5,882)	(15,133)
Provision for income taxes	462	308	284

Net loss	$(1,027)	$(6,190)	$(15,417)

Net loss per share:
Basic	$(0.02)	$(0.10)	$(0.26)
Diluted	$(0.02)	$(0.10)	$(0.26)
Weighted average common shares used in per share computations:
Basic	61,321,297	60,804,390	59,876,809
Diluted	61,321,297	60,804,390	59,876,809

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the years ended December 31, 2008, 2007 and 2006

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount
Balances at January 1, 2006	59,954,551	$600	$762,279	$(1,814)	$(691,916)	$(41)		$69,108
Reclassification of unearned compensation	—	—	(1,814)	1,814	—	—		—
Compensation expense related to stock plans	—	—	4,330	—	—	—		4,330
Vested options assumed through acquisition	—	—	722	—	—	—		722
Common shares issued:
Stock option exercises	683,515	7	1,462	—	—	—		1,469
Cash	226,654	2	673	—	—	—		675
Common shares repurchased and retired	(703,000)	(7)	(2,512)	—	—	—		(2,519)
Comprehensive income (loss):
Net loss	—	—	—	—	(15,417)	—	$(15,417)	(15,417)
Translation adjustment	—	—	—	—	—	852	852	852

Total comprehensive loss							$(14,565)

Balances at December 31, 2006	60,161,720	602	765,140	—	(707,333)	811		59,220
Compensation expense related to stock plans	—	—	4,997	—	—	—		4,997
Common shares issued:
Stock option exercises	936,982	9	1,086	—	—	—		1,095
Comprehensive income (loss):
Net loss	—	—	—	—	(6,190)	—	$(6,190)	(6,190)
Translation adjustment	—	—	—	—	—	(680)	(680)	(680)

Total comprehensive loss							$(6,870)

Balances at December 31, 2007	61,098,702	611	771,223	—	(713,523)	131		58,442
Compensation expense related to stock plans	—	—	2,454	—	—	—		2,454
Common shares issued:
Stock option exercises	345,028	3	20	—	—	—		23
Comprehensive income (loss):
Net loss	—	—	—	—	(1,027)	—	$(1,027)	(1,027)
Translation adjustment	—	—	—	—	—	752	752	752

Total comprehensive loss							$(275)

Balances at December 31, 2008	61,443,730	$614	$773,697	$—	$(714,550)	$883		$60,644

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(1,027)	$(6,190)	$(15,417)
Non-cash items in net loss:
Depreciation and amortization	4,507	4,835	3,727
Non-cash compensation expense	2,454	4,997	4,330
Loss from equity investments	—	77	445
Provision for (reduction in) allowance for doubtful accounts	(38)	336	1,041
Gain on sale of long-term strategic investments	(18)	(793)	—
Impairment of long-term asset	1,518	—	—
Write-down of long-term strategic and equity investments	45	—	3,016
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	3,086	(521)	321
(Increase) decrease in other receivables	866	(1,090)	212
(Increase) decrease in prepaid expenses	411	(171)	1,881
Increase (decrease) in accounts payable	(1,583)	1,625	440
Increase (decrease) in accrued liabilities	955	(5,980)	5,130
Decrease in accrued restructuring charges	(5,654)	(5,252)	(1,431)
Increase in deferred revenue	847	3,598	644

Net cash provided by (used in) operating activities	6,369	(4,529)	4,339

Investing activities:
Purchases of marketable investments	—	—	(12,767)
Maturities of marketable investments	—	2,639	32,652
Purchases of property and equipment	(978)	(376)	(1,258)
Proceeds on disposition of property and equipment	—	372	—
Proceeds on sale of long-term strategic investments	18	793	—
Increase in long-term deposits	622	—	—
Increase in other long-term assets	(588)	(417)	(3,155)
Purchase of businesses, net of cash acquired	—	—	(58,997)

Net cash provided by (used in) investing activities	(926)	3,011	(43,525)

Financing activities:
Repayment of long-term liabilities	—	—	(570)
Repurchase of common stock	—	—	(2,519)
Proceeds from issuance of common stock	—	—	675
Proceeds from exercise of stock options	23	1,095	1,469

Net cash provided by (used in) financing activities	23	1,095	(945)

Effect of exchange rate changes on cash	(1,639)	1,020	90

Net increase (decrease) in cash and cash equivalents	3,827	597	(40,041)
Cash and cash equivalents at beginning of year	20,485	19,888	59,929

Cash and cash equivalents at end of year	$24,312	$20,485	$19,888

The accompanying notes are an integral part of these financial statements

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

1.	Company Background

Entrust, Inc. and subsidiaries (the “Company”) is a global provider of products that secure digital identities and information. Over 2,000 enterprises and government agencies in more than 60 countries use Entrust solutions to help secure the digital lives of their citizens, customers, employees and partners. The Company’s software and services can help customers achieve regulatory and corporate compliance, while helping to turn security challenges such as identity theft and e-mail security into business opportunities, through the use of SSL, authentication, fraud detection, shared data protection and e-mail security.

2.	Significant Accounting Policies

(a)	Consolidation

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, Entrust Limited in Canada, Entrust (Europe) Limited and enCommerce Limited in the U.K., Entrust GmbH in Germany, Entrust Technologies (Switzerland) GmbH in Switzerland, CygnaCom Solutions, Inc. (“CygnaCom”), enCommerce, Inc. (“enCommerce”), Orion Security Solutions, Inc. (“Orion”) and Business Signatures Corporation (“Business Signatures”) in the U.S. and its majority-owned subsidiary, Entrust Japan Co., Ltd. (“Entrust Japan”) in Japan. All intercompany transactions, profits and accounts are eliminated upon consolidation. Orion and Business Signatures were acquired during 2006 and, therefore, the results of operations of these businesses have been consolidated since the respective dates of acquisition.

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

The Company is subject to foreign currency exchange risk in the form of exposures to changes in currency exchange rates between the United States and Canada, the United Kingdom, the European Union and Japan. However, the Company transacts a large number of its international sales in U.S. dollars, except for Canada where the Company has both significant costs and revenues, which the Company believes mitigates the potential impact of currency fluctuations. Management periodically reviews the potential financial impact of foreign currency risk and the Company will use derivative financial instruments to reduce foreign currency exposures when it believes that the Company is subject to significant potential losses. The Company does not use derivative financial products for speculative purposes. There were no foreign currency instruments in place at December 31, 2008. The Company does not designate foreign currency forward contracts as hedges under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging.” Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change.

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

The Company uses the percentage-of-completion method to account for fixed price custom development contracts. Under this method, the Company recognizes revenue and profit as the work on the contract progresses. Revenues are recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately. The total project cost estimates are reviewed on a regular basis. There were no significant fixed price custom development contracts in progress at December 31, 2008 and 2007. The Company also uses percentage-of-completion method to account for certain firm price consulting contracts.

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

The Company recognizes compensation expense for all share-based payment awards. Under SFAS 123(R) the Company measures the fair value of awards of equity instruments and recognize the cost, net of an estimated forfeiture rate, on a straight-line basis over the period during which services are provided in exchange for the award, generally the vesting period.

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

The assumptions used in calculating the fair value of stock-based awards involve estimates that require management judgment. If factors change and different assumptions are used, the stock-based compensation expense could change significantly in the future. In addition, if the Company’s actual forfeiture rate is different from its estimate, the stock-based compensation could change significantly in the future. See Note 16 to the Consolidated Financial Statements for further information on stock-based compensation.

(g)	Cash and Cash Equivalents and Operating Facility

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents, as of December 31, 2008 and 2007, is $12,721 and $8,091, respectively, of balances maintained in foreign bank accounts.

The Company maintains an operating credit facility with its host financial institution with available credit up to $5,000 for overdraft protection purposes. As of December 31, 2008, the Company had not drawn from this credit facility.

(h)	Marketable and Other Investments

The Company did not hold any short term marketable investments as of December 31, 2008 and 2007.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $14,007, net of recoveries, with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at December 31, 2008 and 2007. During 2007, the Company sold its ownership interests in two of these strategic investments, in separate sales, for aggregate proceeds of $793. In addition, the Company holds an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”). In 2007, Ohana was acquired by MediaG3, Inc. (“MediaG3”). At December 31, 2008 and 2007, the Company’s investment represented approximately 3% of the outstanding voting share capital of MediaG3. The carrying value of the Company’s investment in Ohana at December 31, 2008 and 2007 was $46 and $91, respectively. See note 7 for additional discussion.

The Company also holds an equity interest in Asia Digital Media Limited (“Asia Digital Media”), which at December 31, 2008 and 2007 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. There was no remaining carrying value of the Company’s investment in Asia Digital Media at December 31, 2008 and 2007. See note 8 for additional discussion.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company recorded no revenues from Asia Digital Media in 2008, 2007 and 2006.

The Company did not generate any sales with any other companies in which it has made strategic equity investments recorded at cost in 2008, 2007 and 2006.

(i)	Accounts Receivable and Other Current Receivables

Accounts receivable consist of amounts arising from recognized revenues.

The Company’s customer base consists primarily of large, well-established companies or government agencies. Five customers accounted for approximately 21%, 26% and 22% of gross accounts receivable at December 31, 2008, 2007 and 2006, respectively. No individual customer accounted for more than 10% of gross receivables at December 31, 2008, 2007 and 2006.

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

	December 31,
	2008	2007	2006
Allowance for doubtful accounts, beginning of year	$2,009	$1,470	$467
Provision for (reduction in) allowance for doubtful accounts	(38)	336	1,041
Amounts written-off, net of recoveries	(1,122)	203	(38)

Allowance for doubtful accounts, end of year	$849	$2,009	$1,470

Other current receivables include federal income tax and other tax refunds of $106 and $196 at December 31, 2008 and 2007, respectively. In addition, other current receivables at December 31, 2007 include $606 related to payments to be received on the proceeds of sale of long-term strategic investments.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(k)	Goodwill, Purchased Product Rights and Other Purchased Intangibles

Goodwill with a balance of $60,214 at December 31, 2008 and 2007, respectively, is tested for impairment annually and also in the event of an impairment indicator. No impairment was required as a result of the annual impairment test as of December 31, 2008, 2007 and 2006.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The primary components of the Company’s acquisition-related intangible assets, including goodwill, purchased product rights, customer relationships, and non-competition agreements are as follows:

	December 31,
	2008	2007
Goodwill:
Acquired related to Business Signatures	$40,621	$40,621
Acquired related to Orion	6,880	6,880
Acquired related to AmikaNow!	1,178	1,178
Acquired related to Entrust Japan	672	672
Acquired related to CygnaCom	6,436	6,436
Acquired related to enCommerce	4,427	4,427

Goodwill	$60,214	$60,214

Customer/partner relationships:
Acquired related to Business Signatures	$6,530	$6,530
Acquired related to Orion	960	960
Acquired related to AmikaNow!	174	174
Acquired related to Entrust Japan	242	242
Less: accumulated amortization	(2,578)	(1,733)
Foreign exchange impact on carrying value	61	61

Customer/partner relationships, net	5,389	6,234

Non-competition agreements:
Acquired related to Orion	769	769
Less: accumulated amortization	(397)	(244)

Non-competition agreements, net	372	525

Purchased product rights:
Acquired related to Business Signatures	5,120	5,120
Acquired related to AmikaNow!	2,608	2,608
Less: accumulated amortization	(4,327)	(3,411)
Foreign exchange impact on carrying value	460	467

Purchased product rights, net	3,861	4,784

Total intangible assets, net	$9,622	$11,543

The Company expects to record amortization related to these acquired intangible assets of $1,511 in 2009, $1,511 in 2010, $1,309 in 2011, $1,165 in 2012 and $1,165 in 2013.

(l)	Other Long-Term Assets

Other long-term assets consist primarily of capitalized software development costs, capitalized sublease costs and long-term rent deposits. The capitalized software development costs of $470 and $3,020 at December 31, 2008 and 2007, respectively, are amortized ratably as the underlying revenues are recognized on sales of capitalized software or on a straight-line basis, whichever is greater, and are stated net of accumulated amortization of $227 and $1,283 at December 31, 2008 and 2007, respectively. The decrease in the capitalized software development costs is due to an impairment of $1,518 recorded by the Company in the book value of capitalized software development costs related to its video based training, originally developed for both general

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

security and Entrust specific solutions, for sale to its customers. Other long-term assets also include capitalized costs associated with subletting space in our Canadian facility of $411, net of accumulated amortization of $50, at December 31, 2008 and long-term rent deposits of $459 at December 31, 2007.

(m)	Advertising Expense

Advertising costs are charged to expense as incurred and totaled $2,433, $2,831 and $4,526 in 2008, 2007 and 2006, respectively.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(q)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on the Company’s financial position, results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not anticipate the adoption of SFAS No. 161 will have a material impact on the disclosures already provided.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

3.	Impairment of Long-term Asset

During 2008, the Company recorded an impairment of $1,518 in the book value of capitalized software development costs related to its video based training, originally developed for both general security and Entrust specific solutions, for sale to its customers. During 2008, the Company became aware that its lead customer for this product was no longer interested in pursuing an agreement to license the content of the video based training technology. This fact, combined with changes in the management of the video based training program and the decision to discontinue investment in the maintenance of the technology to ensure continuity with the Company’s software releases, indicated to the Company’s management that a degradation in the carrying value of the related capitalized development costs may have occurred. The Company applied an expected present value technique to estimate the fair value of this long-lived asset in determining that the recoverable value had been impaired.

4.	Fair Value Measurement

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

The adoption of FSP No. 157-2 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. The Company will use fair value measurement under SFAS No. 157 in future evaluations of impairment under SFAS No. 142, “Goodwill and Other Intangibles” in fiscal years beginning after November 15, 2008.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

5.	Accounting for Uncertain Tax Positions

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company was not required to record a liability for unrecognized tax benefits, resulting in no adjustment to the January 1, 2007 accumulated deficit balance. Correspondingly, the amount of unrecognized tax benefits at January 1, 2007 was zero and, thus, would not impact the Company’s effective tax rate. The amount of unrecognized tax benefits did not change as of December 31, 2008. The Company does not expect to record unrecognized tax benefits in the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company was not required to record a liability for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not change as of December 31, 2008.

All federal income tax returns of the Company and its subsidiaries are closed through 2004 in the United States and 2003 in Canada. Taxation years back to fiscal 1998 remain open to the extent that the Company has net operating loss (“NOL’s”) carry-forwards related to those years. The United States Internal Revenue Service (“IRS”) examination of the years 1997 through 2001 for the Company is completed, with no outstanding issues pending. The Company’s Canadian subsidiary had been under examination by the Canadian Revenue Agency (“CRA”) for its transfer pricing structure for the years 2003 and 2004. The Company has been notified in writing by CRA that their examination has been closed and will not result in any proposed adjustments. The Company’s subsidiary in the United Kingdom is currently under examination by HM Revenue & Customs for its 2005 tax year. It is anticipated that this examination will be completed within the next twelve months.

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

6.	Acquisitions of Businesses

Orion

On June 15, 2006, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Orion, a Virginia corporation, pursuant to a stock purchase agreement dated as of June 15, 2006 (“Stock Purchase Agreement”) among the Company, Orion, and the shareholders of Orion. The Company acquired all of the common stock of Orion, a privately-held provider of public key infrastructure services to defense-related governmental agencies and other customers, such as the Department of Defense, the United States Marine Corps and the National Security Agency and commercial companies in the healthcare industry, in exchange for $9,000 in cash and $135 in acquisition-related costs. The acquisition was made in order to extend

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

the Company’s overall leadership in the United States government vertical, by further strengthening the Company’s ability to provide identity and information security to the United States civilian government agencies, adding key defense agencies to the Company’s customer base. The Company has integrated the majority of Orion’s business into Entrust Cygnacom, a wholly owned subsidiary of the Company, located in McLean, Virginia.

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $9,135 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. The results of operations of Orion have been included in the Company’s consolidated financial statements commencing from June 1, 2006, the effective date of the acquisition. In 2008, 2007 and 2006, the Company recorded amortization of $192, $192 and $112, respectively, related to customer relationships and $154, $154 and $90, respectively, related to non-competition agreement assets, arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, as follows:

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The acquisition was accounted for under the purchase method of accounting, and, accordingly, the purchase price of approximately $51,211 was allocated to the fair value of the tangible and intangible assets and liabilities acquired, with the remainder allocated to goodwill. In addition, the results of operations of Business Signatures have been included in the Company’s consolidated financial statements commencing from July 19, 2006, the effective date of the acquisition. In 2008, 2007 and 2006, the Company recorded amortization of $653, $653 and $299, respectively, related to customer/partner relationships and $512, $512 and $235, respectively, related to purchased product rights, arising from this acquisition. In connection with the purchase price allocation, the Company undertook an appraisal of the intangible assets, which resulted in the purchase price of these assets being allocated, as follows:

	Amortization Period	Purchase Price
Net tangible liabilities	—	$(1,060)
Customer relationships	10 years	2,870
Partner relationships	10 years	3,660
Purchased product rights	10 years	5,120
Goodwill	—	40,621

Total		$51,211

The following table summarizes, for comparative purposes, the combined results of operations, on a pro forma basis, of the Company, Orion and Business Signatures for 2006, as if the acquisitions had taken place as of the beginning of that year, and, accordingly, include a full period’s amortization of the assets related to customer/partner relationships, purchased product rights and non-competition agreements in that period.

Year Ended December 31, 2006
Revenues	$97,113
Net loss	(22,359)
Basic and diluted net loss per share	(0.37)

These pro forma amounts are not necessarily indicative of future results of operations.

7.	Investment in Ohana

The Company held approximately 14.3% of the issued share capital of Ohana, a company formed in 2003 to design, assemble and install high frequency wireless communications systems. The original value of this investment was $1.5 million. The Company had recorded cumulative losses from its investment in Ohana of $750 since the fourth quarter of 2004, including $96 in 2006. There are no terms associated with the Company’s investment in Ohana that would impact its accounting for this investment under FIN 46 (R), the Company has no commitments or other arrangements to provide funding for any shortfalls Ohana may incur, and there are no variable interests with respect to Ohana, other than its common stock interest. In February 2007, Ohana was acquired by MediaG3. Subsequent to this acquisition, the Company held shares representing an approximate 3% ownership of Media G3.

During 2006, the Company was informed of an Ohana re-financing, which coupled with the changes in the business outlook, led the Company to conclude that the expectations for Ohana had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result,

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

the Company recorded an impairment of its investment in Ohana of $659 in fiscal 2006. No amount of the charge will result in future cash expenditures. The carrying value of the Company’s investment at December 31, 2008 and 2007 was $91 and $46, respectively.

8.	Asia Digital Media Joint Venture

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

The Company accounts for its investment in Asia Digital Media under the equity method. Accordingly, the Company has included its share of losses of Asia Digital Media, in the amount of $77 and $349, in its condensed consolidated statement of operations for 2007 and 2006, respectively. The carrying value of this investment was zero as at December 31, 2007, and therefore, no further losses were recorded in 2008. The Company has recorded cumulative losses through December 31, 2008 and 2007 from its investment in Asia Digital Media of $1,188 since its investment in the fourth quarter of 2004.

During 2006, the Company was informed of changes in its Chinese partner’s ability to invest in the second funding round of Asia Digital Media. This factor, among others, had significant negative implications for Asia Digital Media. The Company had concluded that expectations for Asia Digital Media had not materialized and an impairment charge was required to adjust the net carrying value of the Company’s equity ownership. As a result, the Company recorded an impairment of its investment in Asia Digital Media in the amount of $2,357 in fiscal 2006. No amount of the charge will result in future cash expenditures. After this impairment and inclusion of the Company’s share of Asia Digital Media’s losses, the remaining carrying value of the Company’s investment in Asia Digital Media at December 31, 2006 was $78. The Company continues to account for its investment in Asia Digital Media under the equity method and, as a result, the Company had no remaining carrying value of its investment by December 31, 2008 and 2007.

9.	Restructuring Charges and Adjustments

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Summary of Accrued Restructuring Charges for May 2003 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the May 2003 restructuring plan at December 31, 2008, 2007 and 2006:

	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities:
December 31, 2008	$0.2	$0.2	$—

December 31, 2007	$0.3	$0.1	$0.2

December 31, 2006	$0.4	$0.1	$0.3

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

The consolidation of excess facilities included the closure of eight offices throughout the world, but the majority of the costs related to the Company’s facility in Santa Clara, California. These costs are payable contractually over the remaining term of the Santa Clara facility lease, which runs through 2011, reduced by estimated sublease recoveries. During 2006, the Company made further adjustments to the restructuring charges that had previously been recorded related to the June 2001 restructuring plan with respect to the Santa Clara, California facility, resulting from the conclusion of an extension agreement with the current sublessee to sublease the California facility through March 31, 2011, which represents substantially all of the remaining lease period on the building. As a result of the conclusion of the final sublease arrangement during 2006, the Company adjusted its accrual related to the June 2001 restructuring by $2,765 to reflect the known sublet lease recoveries under the extension agreement.

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $5,500 of its accrued restructuring charges for the June 2001 restructuring in fiscal 2009, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,700 in fiscal 2010 and $2,400 in fiscal 2011.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Summary of Accrued Restructuring Charges for June 2001 Restructuring Plan:

The following table is a summary of the accrued restructuring charges related to the June 2001 restructuring plan at December 31, 2008, 2007 and 2006:

	Accrued Restructuring Charges at Beginning of Year	Cash Payments	Adjustments	Accrued Restructuring Charges at End of Year
	(in millions)
Consolidation of excess facilities:
December 31, 2008	$19.1	$5.4	$(0.1)	$13.6

December 31, 2007	$24.2	$5.1	$—	$19.1

December 31, 2006	$25.5	$4.1	$2.8	$24.2

As of December 31, 2008, the Company had estimated a total of $6,300 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

10.	Investments

The Company’s investments at December 31, 2008 and 2007, consist of a long-term strategic investment in MediaG3, Inc. of $46, and $91, respectively.

11.	Property and Equipment

Property and equipment, at cost, consist of the following:

	December 31,
	2008	2007
Computer and telecom equipment	$16,628	$20,945
Furniture and fixtures	4,629	5,912
Leasehold improvements	10,820	12,866
Internal-use software	6,899	8,611

	38,976	48,334
Less: accumulated depreciation and amortization	(37,686)	(46,844)

Total property and equipment, net	$1,290	$1,490

12.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Payroll and related benefits	$6,270	$5,143
Other	442	400

	$6,712	$5,543

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

13.	Income Taxes

The following table presents the U.S. and foreign components of income (loss) before income taxes and the provision for income taxes.

	Year Ended December 31,
	2008	2007	2006
Income (loss) before income taxes:
United States	$(2,900)	$(1,826)	$(8,204)
Foreign	2,335	(4,056)	(6,929)

	$(565)	$(5,882)	$(15,133)

Provision for income taxes:
Current:
Federal	$—	$(4)	$50
State and local	18	(10)	(32)
Foreign	(480)	(294)	(302)

	(462)	(308)	(284)

Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—

	—	—	—

Total provision for income taxes	$(462)	$(308)	$(284)

A reconciliation between income taxes computed at the federal statutory rate and income tax provision is shown below:

	Year Ended December 31,
	2008	2007	2006
Income tax benefit at federal statutory rate	$192	$2,000	$5,145
State and local taxes, net of federal benefits	(8)	49	539
Foreign earnings rate differential and withholdings	115	(82)	(231)
Stock option tax deduction not benefited	(254)	(618)	(618)
Foreign research and development tax credits	566	2,059	833
Imputed interest on intercompany advances	—	(946)	—
Other	(30)	(69)	9
Adjustments to deferred tax assets	(11,710)	5,464	5,235
Operating losses and credits not benefited	(331)	(89)	(190)
Valuation allowances on future benefits of tax losses and credits available	10,998	(8,076)	(11,006)

Total provision for income taxes	$(462)	$(308)	$(284)

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

Deferred income taxes represent the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss (NOL) and tax credit carry-forwards. The tax effects of significant items comprising the Company’s net deferred tax benefits (liabilities) are as follows:

	December 31,
	2008	2007
Current asset (liability):
Accrued restructuring charges	$1,712	$1,729
Other allowances and accruals	4,089	2,610
Deferred revenue	559	818

Total	6,360	5,157

Non-current asset:
Accrued restructuring charges	2,381	4,419
Property, plant, equipment and intangibles	10,075	12,722
Write-downs of strategic investments	4,353	4,353
United States and Foreign NOL and tax credit carry-forwards	121,824	129,340

Total	138,633	150,834

Total deferred tax asset	144,993	155,991
Valuation allowance	(144,993)	(155,991)

Net deferred tax asset	$—	$—

United States and foreign NOL and tax credit carry-forwards include $16,181 and $17,048 at December 31, 2008 and 2007, respectively, related to NOL carry-forwards resulting from the exercise of non-qualified stock options with a corresponding amount included in the valuation allowance, the tax benefit of which, when recognized, will be credited to additional paid-in capital. In addition, United States and foreign NOL and tax credit carry-forwards include NOL carry-forwards and research and development credits of approximately $12,183 from enCommerce, $6,204 from Business Signatures and $2,770 from Entrust Japan, at the date of acquisition, with a corresponding amount included in the valuation allowance. The annual utilization of acquired NOL and tax credit carry-forwards may be limited by certain historical ownership changes at enCommerce and Business Signatures. The acquired NOL carry-forwards from Business Signatures are included under “Adjustments to deferred tax assets” for 2006 in the reconciliation to the federal statutory rate above.

The Company periodically assesses the likelihood of realizing its deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets that it believes is more likely than not to be realized. The Company believes it may not generate sufficient future taxable income in specific tax jurisdictions to utilize all of its NOL carry-forwards before their expiration and, as a result, has retained a valuation allowance of $144,993.

As at December 31, 2008, the Company has net operating loss carry-forwards of approximately $250,153. Of that total approximately $233,711 relate to the United States operations and will expire at various dates in the years 2018 to 2027. The balance of approximately $16,442 relates to foreign operations, which will expire at various dates in the years 2009 to 2014. In addition, the Company has $2,069 of United States research and development credits expiring at various dates between 2016 and 2027 and foreign research and development tax credits of $16,601 expiring at various dates between 2010 and 2028.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

14.	Long-Term Liabilities

Long-term liabilities of $772 and $218 at December 31, 2008 and 2007, respectively, consists primarily of long-term deposits received in connection with the sub-leasing of various facility locations in the United States and Canada.

15.	Capital Stock

(a)	Common Stock

The holders of Common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company. The Company is authorized to issue up to 250,000,000 shares of Common stock.

(b)	Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Preferred stock in one or more series. Each such series of Preferred stock would have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights and liquidation preferences, as determined by the Board of Directors. As of December 31, 2008, the Company had not issued any shares of Preferred stock.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

16.	Stock Based Compensation and Stock Option Plans

The Company has several stock option plans, as described hereunder, that currently provide for the issuance of an aggregate of 16,832,528 shares of Common stock. On May 5, 2006 stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The Board adopted the 2006 Plan because it believes that continued grants of stock options, as well as grants of restricted stock and other stock-based awards, are an important element in attracting, retaining and motivating persons who are expected to make important contributions to the Company.

The Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”), the enCommerce, Inc. 1997 Stock Option Plan, as amended and restated, and the 1999 Non-Officer Employee Stock Incentive Plan (the “1999 Plan”), as amended (together, the “Prior Plans”), have been terminated and no further grants are permitted under the Prior Plans. This termination of the Prior Plans does not affect awards that are outstanding under the Prior Plans. The Special Nonstatutory Stock Option Agreement (the “Special Plan”) provided for the grant of an option to acquire 2,000,000 shares of Common stock. Accordingly, the Company has reserved 2,000,000 shares of Common stock for issuance under the Special Plan. This option was granted in 2001.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

During 2008, options to purchase 246,268 shares of common stock expired. These options are included in total forfeitures in the table below.

Summary of activity for all plans under the 2006 Plan, the Business Signatures 2002 Plan, as assumed, and the Prior Plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Balance at January 1, 2006	14,226,687	13,621,511	$5.75	$7,625	$0.56	6.16
Exercisable		10,782,591	6.52	4,238	0.39	6.03
Authorized:	5,950,590
Terminated under Prior Plans:	(14,109,186)
Stock options:
Granted	(1,749,500)	1,749,500	3.55	1,259	0.72
Net Assumed—Business Signatures 2002 Stock Plan	(1,150,590)	1,150,590	1.48	2,282	2.35
Forfeited	1,229,034	(1,229,034)	6.09	—	4.98
Vested		(923,973)	4.42	—	3.14
Unvested		(305,061)	2.63	272	2.57
Exercised		(569,170)	3.87	676	1.46
Restricted stock units:
Granted	(890,389)	607,932	—	2,595	3.48
Forfeited	108,371	(99,521)	—	337	3.76
Unvested		(99,521)	—	337	3.76
Matured		(114,345)	3.48	398	3.48
Stock appreciation rights:
Granted	(1,189,600)	1,189,600	3.71	669	1.28
Forfeited	80,750	(80,750)	3.58	12.00	1.19
Unvested		(80,750)	3.58	12	1.19

Balance at December 31, 2006	2,506,167	16,226,313	5.30	8,281	0.54	6.41
Exercisable		11,385,030	5.97	4,698	0.41	5.49
Stock options:
Granted	(1,237,600)	1,287,600	3.74	5	—
Forfeited	690,411	(1,329,682)	4.32	228	0.17
Vested		(651,930)	5.43	152	0.23
Unvested		(677,752)	3.25	76	0.11
Exercised		(607,277)	1.80	397	0.65
Restricted stock units:
Granted	(476,000)	238,000	—	459	1.93
Forfeited	165,552	(146,840)	—	283	1.93
Unvested		(146,840)	—	283	1.93
Matured		(310,682)	3.82	599	1.93
Stock appreciation rights:
Forfeited		(102,270)	3.83	—	—
Unvested		(102,270)	3.83	—	—
Exercised		(6,749)	3.83	—	—

Balance at December 31, 2007	1,648,530	15,248,413	5.39	390	0.03	4.80
Exercisable		11,565,690	5.86	320	0.03	4.51

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Authorized:	2,000,000
Issued:	(6,268)
Terminated under Prior Plans	(418,061)
Stock options:
Granted	(902,500)	932,500	2.22	—	—
Expired	23,060	(246,268)	8.90	—	—
Forfeited	815,490	(1,746,580)	4.90	9	0.01
Vested		(1,043,350)	5.83	2	—
Unvested		(703,230)	3.52	7	0.01
Exercised		(80,425)	0.28	104	1.30
Restricted stock units:
Granted	(327,000)	167,500	—	265	1.58
Forfeited	322,582	(180,528)	—	285	1.58
Unvested		(180,528)	—	285	1.58
Matured		(287,752)	3.67	455	1.58
Stock appreciation rights:
Expired		(4,552)	3.83	—	—
Forfeited		(125,613)	3.80	—	—
Vested		(93,624)	3.81	—	—
Unvested		(31,989)	3.78	—	—

Balance at December 31, 2008	3,155,833	13,676,695	5.22	165	0.01	3.86
Exercisable		11,388,634	$5.60	$156	$0.01	3.60

During the year ended December 31, 2008, the amount of cash received from the exercise of stock options was $23.

For the twelve months ended December 31, 2008 compensation cost of $2,454, was recognized for employee stock compensation. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2008, the Company issued 167,500 restricted stock units to employees with an average grant date fair value of $2.36, of which 50,000 units are subject to performance conditions. Restricted stock units are valued at fair value of the underlying stock on the date of grant. Compensation cost related to RSUs is recognized over the requisite service period, which is generally between two to four years.

Of the restricted stock units granted in 2007, 194,000 units carry specific performance vesting conditions. The vesting of such awards is subject to certain performance targets in future periods. If such performance conditions are not met, the awards forfeit. A total of 362,040 RSUs are outstanding at December 31, 2008 with an aggregate fair value of $1,198.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The total compensation cost related to non-vested RSUs awards not yet recognized, and the related weighted-average requisite service period remaining is as follows:

	As at December 31, 2008
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years	Average Grant Date Fair Value per Unit
2005	$155	0.37	$3.89
2006	152	1.00	$3.81
2007	155	1.77	$2.37
2008	29	2.59	$3.66

	$491

Stock Appreciation Rights (“SARs”)

SARs give the issuer a right to participate in the appreciation of the underlying stock up to a ‘capped’ value of four times the stock price on date of grant. SARs are settled by issuance of common stock. There were no SARs granted to employees in the years ended December 31, 2008 and December 31, 2007. A total of 1,189,600 SARs were granted to employees in the year ended December 31, 2006, which had an average strike price of $3.71 per right, equivalent to the underlying share price on the date of grant. These instruments vest over four years and have a contractual life of seven years. A total of 132,668 SARs were granted to the members of our Board of Directors in 2005 and have a vesting period of three years and a contractual life of seven years.

The total compensation cost related to SARs awards not yet recognized is displayed in the following table:

	As at December 31, 2008
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years
2006	$50	0.77

The number of SARs exercisable into Common Stock was 719,544 and 565,136 at December 31, 2008 and 2007, respectively. The weighted average exercise price of these exercisable outstanding SARs was $3.73 and $3.75 respectively.

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

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The following weighted average assumptions were used in estimating the fair value of issued SARs.

Year of Grant
2006
Expected award life, in years	4.75
Expected risk free interest rate	4.11%
Dividend yield	—
Expected volatility	55%

Stock	Options

The total compensation cost related to non-vested stock option awards not yet recognized and the related weighted average period remaining for stock options is as follows:

	As at December 31, 2008
Year of Grant	Unearned Compensation Cost	Weighted Average Service Period Remaining in Years
2005	$5	0.54
2006	688	1.50
2007	239	1.35
2008	282	1.57

	$1,214

The number of outstanding options exercisable into Common stock was 10,650,975, 11,000,554, and 11,329,967; at December 31, 2008, 2007, and 2006, respectively. The weighted average exercise price of these exercisable outstanding options was $5.73, $5.97, and $5.98, respectively.

Valuation of Stock Options

Under the Black-Scholes option pricing model, input assumptions are determined at the time of option grant and are not adjusted during the life of that grant. The following weighted average assumptions were used in the option fair value calculations.

Year of Grant	2005	2006	2007	2008
Expected term (years)	5.00	4.75	4.75	4.75
Expected volatility	55%	55%	55%	39%
Dividend yield	—	—	—	—
Expected risk free interest rate	4.07%	4.82%	4.75%	4.43%

Significant input assumptions required to estimate the fair value of stock options include the following:

•	Expected Term: The SEC Staff Accounting Bulletin No. 107 “simplified” method has been used to determine a weighted average expected term of the instruments granted.

•	Expected Volatility: The Company has estimated expected volatility based on its actual stock price history over a reasonable period of time.

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

Summary Stock Options and SARs

The following tables summarize information concerning outstanding stock options and SARs as at December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 to $2.44	978,886	5.88	$1.81	$165	240,881	5.12	$1.05	$156
$2.45 to $3.50	2,792,453	4.58	$3.05		2,296,138	4.43	$3.06
$3.51 to $4.00	2,130,654	4.05	$3.78		1,729,842	3.97	$3.80
$4.01 to $5.00	1,716,218	4.88	$4.59		1,425,329	4.85	$4.67
$5.01 to $6.72	47,782	2.41	$6.14		47,782	2.41	$6.14
$6.73 to $6.86	1,396,007	1.60	$6.75		1,396,007	1.60	$6.75
$6.87 to $10.00	4,019,400	2.31	$6.87		4,019,400	2.31	$6.88
$10.01 to $50.00	226,705	1.38	$23.61		226,705	1.38	$23.61
$50.01 to $130.25	6,550	1.20	$83.33		6,550	1.20	$83.33

	13,314,655	3.57	$5.22	$165	11,388,634	3.26	$5.60	$156

Stock Option and SARs In-the-Money and Out-of-the-Money Information as of December 31, 2008(1)

	Exercisable	Un-exercisable	Total	Percentage of Total Options Outstanding
In-the-Money	227,771	748,115	975,886	7%
Out-of-the-Money	11,160,863	1,177,906	12,338,769	93%

Total Options and SARs Outstanding	11,388,634	1,926,021	13,314,655	100%

(1)	The average closing price of the Common stock was $2.18 for the year ended December 31, 2008, as reported by the NASDAQ Global Market. The closing price at December 31, 2008 was $1.58.

17.	Net Income (Loss) Per Share

The antidilutive effect excluded from the diluted net loss per share computation related to options to purchase Common stock under the treasury stock method for the years ended December 31, 2008 and 2007 was 1,522,757 and 1,070,123 shares, respectively, compared to a dilutive effect of 482,153 shares for the year ended December 31, 2006, which increased the weighted average common shares outstanding used in the computation of diluted net income (loss) per share. In addition, 11,160,863, 11,364,784, and 7,736,224 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the years ended December 31, 2008, 2007, and 2006, respectively, were excluded from the computation of diluted net income (loss) per share in accordance with the treasury stock method.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

18.	Related Party Transactions

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

Sales and marketing expenses include $132, $153 and $299 for consulting services received from Asia Digital Media in 2008, 2007 and 2006, respectively.

Balances due to/from the related party, arising from the sales of product and receipt of services referred to above, are typically payable net 30 days from the date of the related intercompany invoice. There was no trade accounts receivable from Asia Digital Media at December 31, 2008 or 2007. Accounts payable include $33 and $44 due to Asia Digital Media at December 31, 2008 and 2007, respectively.

19.	Commitments and Contingencies

(a)	Lease and Other Commitments

The Company leases administrative and sales offices and certain property and equipment under non-cancelable operating leases that expire at various dates up to 2015. Total rent expenses under such leases for 2008, 2007 and 2006 were $4,784, $5,050 and $5,258, respectively. At December 31, 2008, the future minimum lease payments under operating leases before considering subleases were as follows:

	Lease Payments on Utilized Facilities	Lease Payments on Restructured Facilities	Total Lease Payments
2009	$3,533	$6,731	$10,264
2010	2,479	6,999	9,478
2011	1,835	2,663	4,498
2012	2,059	—	2,059
2013	2,059	—	2,059
Thereafter	3,946	—	3,946

Total future minimum lease payments including restructured facilities	$15,911	$16,393	$32,304

In addition to the lease commitments included above, the Company has provided letters of credit totaling $1,800 as security deposits in connection with certain office leases. The Company has non-cancelable subleases of certain facilities included above. Payments to be received under these subleases will total $1,219 in 2009, $1,255 in 2010 and $322 in 2011, all of which relate to restructured facilities. In addition, the Company has a non-cancelable sublease that is not related to a restructured facility that includes payments to be received of $565 in 2009, $585 in 2010, $589 in 2011, $589 in 2012, $1,800 in 2013 and beyond.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

The Company has also entered into a financing arrangement for the purpose of funding certain annual insurance premiums, with a remaining balance of $420 at December 31, 2008.

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

20.	Employee Savings Plan

The Company has a defined contribution retirement savings plan covering substantially all of its full-time employees. This plan qualifies under Section 401(k) of the Internal Revenue Code for participating U.S. based employees. The Company matches 50% of employee contributions up to 4.5% of their individual compensation. Matching contributions made by the Company totaled $1,235, $1,391 and $991 for 2008, 2007, and 2006, respectively.

21.	Supplemental Cash Flows Information

The following is provided as supplemental information to the consolidated statements of cash flows:

	Year Ended December 31,
	2008	2007	2006
Income taxes paid, net	$212	$380	$509

22.	Segment, Geographic and Major Customer Information

(a)	Segment Information

The Company conducts business in one operating segment: namely, the design, production and sale of software products and related services for securing digital identities and information. The nature of the Company’s different products and services is similar and, in general, the type of customers for those products and services is not distinguishable. The Company does, however, prepare information for internal use by the President and Chief Executive Officer on a geographic basis. Accordingly, the Company has included a summary of the financial information, on a geographic basis, as reported to the President and Chief Executive Officer.

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

(b)	Geographic information

Revenues are attributed to specific geographical areas based on where the sales orders originated. Company assets are identified with operations in the respective geographic areas.

The Company operates in three main geographic areas as follows:

	Year Ended December 31,
	2008	2007	2006
Revenues:
United States	$45,340	$47,630	$47,958
Canada	18,913	21,099	18,216
Europe, Asia and Other	35,408	30,936	29,009

Total revenues	$99,661	$99,665	$95,183

Segment operating income (loss) before depreciation and amortization, impairment of long-term asset and restructuring charges:
United States	$1,254	$(8)	$(2,339)
Canada	3,583	(1,996)	(3,193)
Europe, Asia and Other	(222)	(116)	(1,576)

Total segment operating income (loss) before depreciation and amortization, impairment of long-term asset and restructuring charges	4,615	(2,120)	(7,108)

Depreciation and amortization expense:
United States	2,889	3,015	1,417
Canada	1,345	1,689	2,227
Europe, Asia and Other	58	131	83

Total depreciation and amortization	4,292	4,835	3,727

ENTRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data, unless indicated otherwise)

	Year Ended December 31,
	2008	2007	2006
Impairment of long-term asset and restructuring charges:
United States	1,438	—	2,765
Canada	—	—	—
Europe, Asia and Other	—	—	—

Total impairment of long-term asset and restructuring charges	1,438	—	2,765

Segment operating loss and consolidated loss from operations:
United States	(3,073)	(3,023)	(6,521)
Canada	2,238	(3,685)	(5,420)
Europe, Asia and Other	(280)	(247)	(1,659)

Total segment operating loss and consolidated loss from operations	(1,115)	(6,955)	(13,600)

Other income (expense):
United States	173	1,197	(1,683)
Canada	334	(105)	149
Europe, Asia and Other	43	(19)	1

Other income (expense)	550	1,073	(1,533)

Loss before income taxes:
United States	(2,900)	(1,826)	(8,204)
Canada	2,572	(3,790)	(5,271)
Europe, Asia and Other	(237)	(266)	(1,658)

Loss before income taxes	$(565)	$(5,882)	$(15,133)

Long-lived assets:
United States	$69,347	$73,756	$76,575
Canada	2,401	2,761	4,290
Europe, Asia and Other	305	300	403

Total long-lived assets	$72,053	$76,817	$81,268

Total assets:
United States	$89,218	$95,988	$105,831
Canada	20,892	22,146	18,655
Europe, Asia and Other	7,936	4,020	3,330

Total	$118,046	$122,154	$127,816

(c)	Major Customer Information

The United States government represented 14%, 15% and 15% of total revenues in 2008, 2007 and 2006, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the United States government represented only 8%, 10% and 10% of total revenues in 2008, 2007 and 2006, respectively. The Canadian government represented 8%, 9% and 10% of total revenues in 2008, 2007 and 2006, respectively, when including revenues sold through resellers to the government end users. However, direct sales to the Canadian government represented only 5%, 7% and 9% of total revenues in 2008, 2007 and 2006, respectively. No other individual customer accounted for 10% or more of total revenues in 2008, 2007 and 2006.

EXHIBIT INDEX

Exhibit Number	Description	Form	Number

2.1(1)†	Stock Purchase Agreement dated March 14, 2000 by and among the Registrant, Cygnacom Solutions Inc. and the Stockholders of Cygnacom Solutions Inc.	8-K	2

2.2(2)†	Agreement and Plan of Merger dated April 18, 2000 by and among the Registrant, Enable Acquisition Corp. and enCommerce, Inc.	8-K	2

3.1(8)	Articles of Amendment and Restatement of Charter, as amended, of the Registrant	10-K	3.1

3.2(3)	Amended and Restated Bylaws of the Registrant	S-1	3.4

4.1(4)	Specimen certificate for shares of Common Stock, $.01 par value, of the Registrant	10-Q	4.1

4.2(10)	Common Stock Purchase Warrant issued to Lehman Brothers Inc. for shares of Common Stock of the Registrant, dated April 22, 2001	10-Q	4

10.1(5)*	Amended and Restated 1996 Stock Incentive Plan, as amended	10-Q	10.10

10.2(3)	Lease Agreement dated as of January 28, 1998, between Colonnade Development Incorporated and Entrust Technologies Limited	S-1	10.16

10.3(8)	Lease Agreement dated November 16, 2001 between Intervest-Parkway, Ltd. and the Registrant	10-K	10.9

10.4(7)	Development Agreement dated December 29, 1999 between Canderel Management Inc. and Entrust Technologies Limited	S-3	10.4

10.5(7)	Lease dated December 29, 1999 in Pursuance of the Short Forms of Lease Act between 786473 Ontario Limited, Entrust Technologies Limited and Registrant	S-3	10.5

10.6(7)	Lease dated December 29, 1999 by and between 3559807 Canada Inc., Entrust Technologies Limited and the Registrant	S-3	10.6

10.7(5)*	enCommerce, Inc. 1997 Stock Option Plan	10-Q	10.1

10.8(5)*	enCommerce, Inc. 1997B Stock Option Plan	10-Q	10.2

10.9(11)*	1999 Non-Officer Employee Stock Incentive Plan, as amended	10-K	10.15

10.10(8)	Lease Agreement dated November 14, 2000 between Sobrato Interest II and the Registrant	10-K	10.20

10.11(8)	First Amendment to Lease dated July 26, 2001 by and between Sobrato Interests II and the Registrant	10-K	10.21

10.12(4)*	Employment Agreement dated as of April 22, 2001 by and between F. William Conner and the Registrant	10-Q	10.1

10.13(4)*	Special Nonstatutory Stock Option Agreement dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.2

10.14(4)*	Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan dated April 22, 2001 between the Registrant and F. William Conner	10-Q	10.3

10.15(4)*	Form of Nonstatutory Stock Option Agreement Granted Under the Amended and Restated 1996 Stock Incentive Plan to Non-Employee Directors of the Registrant	10-Q	10.7

Exhibit Number	Description	Form	Number

10.16(8)*	Letter Agreement dated May 17, 2001 between the Registrant and Edward J. Pillman	10-K	10.33

10.18(8)	Lease Agreement dated November 1, 2001 by and between the Registrant and Intervest-Parkway, Ltd.	10-K	10.9

10.19(12)*	Letter Agreement dated August 29, 2003 between the Registrant and Hans Downer	10-Q	10.1

10.20(12)*	Executive Severance Agreement dated September 4, 2003 between the Registrant and Kevin Sullivan	10-Q	10.2

10.21(12)*	Transition Agreement and Release dated September 18, 2003 between the Registrant and Edward J. Pillman	10-Q	10.3

10.22(13)*	Employment Letter dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.22

10.23(13)*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.23

10.24(13)*	Executive Severance Agreement dated October 15, 2004 between the Registrant and Jim N. Contardi	10-K	10.24

10.25(13)*	2005 Sales Compensation Plan dated March 14, 2005 between the Registrant and Jim N. Contardi	10-K	10.25

10.26(13)*	Separation Agreement and Release dated December 21, 2004 between the Registrant and Kevin Sullivan	10-K	10.26

10.27(13)*	Consulting Services Letter Agreement dated January 7, 2005 between the Registrant and Ed Pillman	10-K	10.27

10.28(14)*	Separation Agreement dated January 24, 2006 between the Registrant and Hans Downer	10-K	10.28

10.29(14)*	Letter Agreement dated September 9, 2004 between the Registrant and Peter Bello	10-K	10.29

10.30(14)*	Executive Severance Agreement dated September 9, 2004 between the Registrant and Peter Bello	10-K	10.30

10.31(14)*	Executive Confidentiality, Non-Solicitation, Non-Competition, Intellectual Property Rights, and Code of Conduct Agreement between the Registrant and Peter Bello	10-K	10.31

10.32(14)*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Hans Ydema	10-K	10.32

10.33(14)*	2006 Sales Compensation Plan dated March 2, 2006 between the Registrant and Sam Morcos	10-K	10.33

10.34(15)*	Contract of Employment dated October 29, 2006 between the Entrust (Europe) Ltd and Andrew Pinder	10-K	10.34

10.35(15)*	Severance and Change in Control Agreement dated February 15, 2007 between the Registrant and David J. Wagner	10-K	10.35

10.36(15)*	Severance and Change in Control Agreement dated February 15, 2007 between the Registrant, Entrust Limited and Kevin Simzer	10-K	10.36

10.37(16)*	2007 Sales Compensation Plan between the Registrant and Hans Ydema, dated February 7, 2007	10-Q	10.2

Exhibit Number	Description	Form	Number

10.38(16)*	2007 Sales Compensation Plan between the Registrant and Sam Morcos, dated April 26, 2007	10-Q	10.3

10.39(16)*	Separation Agreement between the Registrant and Hans Ydema, dated March 1, 2007	10-Q	10.1

10.40(17)*	Employee Agreement between the Registrant and Steve Holton, dated April 6, 2007	10-Q	10.1

10.41(17)*	Executive Severance Agreement between the Registrant and Steve Holton, dated April 6, 2007	10-Q	10.2

10.42(17)*	Confidentiality, Non-Solicitation, Non-Competition, and Code of Conduct Agreement between the Registrant and Steve Holton, dated April 9, 2007	10-Q	10.3

10.43(18)*	2007 Sales Compensation Plan between the Registrant and Steve Holton, dated October 18, 2007	10-Q	10.1

10.44(19)*	Letter Agreement between the Registrant and Sam Morcos, dated November 1, 2007	8-K	10.1

10.45(19)*	Release Agreement between the Registrant and Sam Morcos, dated November 2, 2007	8-K	10.2

10.46(20)*	Amendment Agreement between the Registrant and Sam Morcos, dated February 5, 2008	8-K	10.1

10.47(21)*	Entrust 2007 Performance Bonus Plan	8-K	10.1

10.48(22)*	Entrust Non-Deferred 2008 Performance Bonus Plan	8-K	10.1

10.49(23)*	Letter Agreement between the Registrant and Neill Duff, dated March 8, 2007	10-Q	10.5

10.50(23)*	Contract of Employment between the Registrant and Neill Duff, dated August 1, 2002	10-Q	10.6

10.51(24)*	Compromise Agreement between the Andrew Pinder and Entrust (Europe) Limited, dated September 12, 2008	8-K	10.1

10.52(24)*	Services Agreement between the Andrew Pinder Consultancy Ltd. and Entrust Limited, dated September 15, 2008	8-K	10.2

10.53(25)	Letter Agreement between the Registrant and Empire Capital Partners, L.P., dated November 24, 2008	8-K	99.1

21	Subsidiaries of the Registrant	Enclosed Herewith

23.1	Consent of Grant Thornton LLP	Enclosed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Enclosed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Enclosed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Enclosed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Enclosed Herewith

*	Management contract of compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2000 filed with the Securities and Exchange Commission on March 24, 2000 (File No. 000-24733).

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 18, 2000 filed with the Securities and Exchange Commission on May 1, 2000 (File No. 000-24733).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-57275).
(4)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24733).
(5)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24733).
(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24733).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-95375).
(8)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24733).
(9)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-24733).
(10)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-24733).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24733).
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-24733).
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-24733).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-24733).
(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-24733).
(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (File No. 000-24733).
(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 000-24733).
(18)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 000-24733).
(19)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 5, 2007 filed with the Securities and Exchange Commission on November 6, 2007 (File No. 000-24733).
(20)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2008 filed with the Securities and Exchange Commission on February 8, 2008 (File No. 000-24733).
(21)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 26, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 000-24733).
(22)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 16, 2008 filed with the Securities and Exchange Commission on January 23, 2008 (File No. 000-24733).
(23)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (File No. 000-24733).
(24)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated September 12, 2008 filed with the Securities and Exchange Commission on September 15, 2008 (File No. 000-24733).
(25)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 25, 2008 filed with the Securities and Exchange Commission on November 26, 2008 (File No. 000-24733).
†	The Registrant agrees to furnish supplementary a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.