Form 10-Q
period 2009-03-31
ENTRUST INC
filed 2009-05-11
CIK 1031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 61,562,965 shares of the registrant’s Common stock, par value $0.01 per share, outstanding as of May 5, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$26,572	$24,312
Accounts receivable (net of allowance for doubtful accounts of $895 at March 31, 2009 and $849 at December 31, 2008)	17,633	18,419
Prepaid expenses and other receivables	3,095	3,262

Total current assets	47,300	45,993
Property and equipment, net	1,250	1,290
Purchased product rights and other purchased intangible assets, net	9,244	9,622
Goodwill	60,214	60,214
Long-term strategic and equity investments	46	46
Other long-term assets, net	810	881

Total assets	$118,864	$118,046

Liabilities
Current liabilities:
Accounts payable	$8,329	$8,546
Accrued liabilities	5,442	6,712
Accrued restructuring charges, current portion	5,568	5,505
Deferred revenue	29,485	27,756

Total current liabilities	48,824	48,519
Accrued restructuring charges, long-term portion	6,676	8,107
Other long-term liabilities	755	772

Total liabilities	56,255	57,398

Shareholders’ equity
Common stock, par value $0.01 per share: 250,000,000 authorized shares: 61,466,136 and 61,443,730 issued and outstanding shares at March 31, 2009 and December 31, 2008, respectively	615	614
Additional paid-in-capital	774,087	773,697
Non-controlling interests	4	4
Accumulated deficit	(712,796)	(714,550)
Accumulated other comprehensive income	699	883

Total shareholders’ equity	62,609	60,648

Total liabilities and shareholders’ equity	$118,864	$118,046

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(In thousands, except share and per share data)	2009	2008
Revenues:
Product	$9,397	$9,630
Services and maintenance	13,239	16,208

Total revenues	22,636	25,838

Cost of revenues:
Product	2,130	2,362
Services and maintenance	5,764	7,855
Amortization of purchased product rights	128	345

Total cost of revenues	8,022	10,562

Gross profit	14,614	15,276

Operating expenses:
Sales and marketing	6,535	8,703
Research and development	3,010	4,742
General and administrative	3,343	3,116

Total operating expenses	12,888	16,561

Income (loss) from operations	1,726	(1,285)

Other income (expense):
Interest income	23	131
Foreign exchange gain	85	20
Gain on sale of long-term strategic investments	41	18

Total other income (expense)	149	169

Income (loss) before income taxes	1,875	(1,116)
Provision for income taxes	121	64

Net income (loss)	$1,754	$(1,180)

Net income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
Weighted average common shares used in per share computations:
Basic	61,455	61,165
Diluted	61,455	61,165

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$1,754	$(1,180)
Non-cash items in net income (loss):
Depreciation and amortization	650	1,280
Non-cash compensation expense	386	1,043
Provision for doubtful accounts	50	—
Gain on sale of long-term strategic investments	(41)	(18)
Changes in operating assets and liabilities:
Decrease in accounts receivable	865	1,675
Decrease in prepaid expenses and other receivables	190	723
Increase (decrease) in accounts payable	(186)	970
Decrease in accrued liabilities	(1,219)	(1,774)
Decrease in accrued restructuring charges	(1,368)	(1,404)
Increase in deferred revenue	1,967	1,173

Net cash provided by operating activities	3,048	2,488

INVESTING ACTIVITIES:
Purchases of property and equipment	(168)	(143)
Proceeds on sale of long-term strategic investments	41	18
Increase in long-term deposits	—	560
Increase in other long-term assets	—	(527)

Net cash used in investing activities	(127)	(92)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5	1

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(666)	(60)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,260	2,337
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,312	20,485

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,572	$22,822

The accompanying notes are an integral part of these financial statements.

ENTRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless indicated otherwise)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of Entrust, Inc., a Maryland corporation, and its consolidated subsidiaries (collectively, the “Company”). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2. SUBSEQUENT EVENT – PLAN OF MERGER

On April 12, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, HAC Holdings, Inc, a Delaware corporation (“Newco”), and Helen Acquisition Corporation, a Maryland corporation and a wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will acquire the Company, and as a result the Company will continue as the surviving operating corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by a private equity fund associated with Thoma Bravo, LLC (“TB”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (collectively, the “Common Stock”), other than shares owned by the Company, Newco or Merger Sub, will be canceled and extinguished and automatically converted into the right to receive $1.85 in cash, without interest.

The Merger Agreement contains a provision under which the Company may solicit alternative acquisition proposals for the next 30 calendar days, concluding May 13, 2009. After expiration of such period, the Company is subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company under certain circumstances to provide information and participate in discussions at any time with respect to unsolicited alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both the Company and Newco. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Newco a termination fee of either $2.29 million or $4.58 million, depending on the timing and circumstances of the termination and, under certain circumstances, to reimburse Newco for an amount not to exceed $1 million for transaction expenses incurred by Newco and its affiliates. The Company’s reimbursement of Newco’s expenses would reduce the amount of any required termination fee payable that becomes payable by the Company.

Newco has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the equity commitment will be sufficient to fully finance the Merger and the other transactions contemplated thereby. Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the approval of the Company’s shareholders and receipt of requisite antitrust approvals. The affirmative vote of two-thirds of the Company’s outstanding shares is required to approve the Merger.

The Company is entitled to seek specific performance against Newco in order to enforce Newco’s obligations under the merger agreement. The Company is a named third party beneficiary of the equity commitment. In addition, Newco’s obligation to pay the merger consideration and Newco’s liability for any breaches of the merger agreement, up to the aggregate merger consideration amount, is guaranteed by a fund affiliated with TB.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2009 and is incorporated herein by reference.

The Board of Directors of the Company (the “Board of Directors”) approved the Merger Agreement on April 12, 2009, with F. William Conner abstaining (in order to avoid any appearance of conflict of interest resulting from his employment agreements with TB) and Douglas Schloss voting against the approval of the merger and adoption of the Merger Agreement. Barclays Capital Inc. (“Barclays”) serves as the financial advisor to the Board of Directors. On April 12, 2009, Barclays delivered a written opinion to the Board of Directors that, as of the date of the opinion, from a financial point of view, the consideration to be offered to the shareholders of the Company in the Merger is fair to such shareholders.

NOTE 3. STOCK-BASED COMPENSATION

Compensation cost related to stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) recognized in operating results was $386 and $1,043 in the three months ended March 31, 2009 and 2008, respectively.

The following table sets forth the related weighted-average assumptions, used to determine compensation cost for stock options and SARs.

	Three Months Ended, March 31, 2009	Three Months Ended, March 31, 2008
Weighted average assumptions:
Expected volatility	35%	39%
Risk free rate of return	2.80%	4.43%
Expected option term (years)	4.75	4.75

Summary of activity for the three months ended March 31, 2009 under the Company’s stock option plans is set forth below:

	Shares Available	Awards Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted Average Fair Value	Weighted Average Remaining Contractual Life in Years
Balance at December 31, 2008	3,155,833	13,676,695	5.22	165	0.01	3.86
Exercisable		11,388,634	5.60	156	0.01	3.60
Stock options:
Granted	(5,000)	5,000	2.14	—	—
Expired		(75,927)	7.66	—	—
Forfeited	114,785	(254,179)	4.40	—	—
Vested		(185,769)	5.03	—	—
Unvested		(68,410)	2.71	—	—
Exercised		(22,406)	0.23	—	—
Restricted stock units:
Granted		—	—	—	—
Forfeited	149,750	(76,787)	—	114	1.49
Unvested		(76,787)	—	114	1.49
Matured		(7,375)	1.58	11	1.49
Stock appreciation rights:
Forfeited	—	(9,500)	3.83	—	—
Vested	—	(4,500)	3.83	—	—
Unvested	—	(5,000)	3.83	—	—
Exercised	—	—	—	—	—

Balance at March 31, 2009	3,415,368	13,235,521	5.23	142	0.01	3.60
Exercisable		11,338,634	5.53	134	0.01	3.39

During the three months ended March 31, 2009, the amount of cash received from the exercise of stock options was $5.

At March 31, 2009, there was $956 of total unrecognized compensation cost related to non-vested stock option and SARs awards. Compensation expense related to stock options and SARs for the three months ended March 31, 2009 and 2008 was $242 and $751, respectively.

At March 31, 2009, there was approximately $361 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans. Compensation expense related to RSUs for the three months ended March 31, 2009 and 2008 was $143 and $292, respectively. During the first three months of 2009, the Company did not issue any new grants of RSUs, the vesting of which is based upon the achievement of market conditions. Compensation cost for an RSU award with a market condition are recognized ratably for each vesting tranche over the requisite service period in a similar manner as an award with a service condition, based on the grant date fair value of the award. However, unlike awards with a service or performance condition, the compensation cost for an award with a market condition will not be reversed solely because the market condition is not satisfied.

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral from its customers to support accounts receivable. The Company maintains an allowance for doubtful accounts due to credit risk to provide adequate protection against estimated losses resulting from the inability of customers to make required payments. The Company bases its ongoing estimate of allowance for doubtful accounts primarily on the aging of balances in its accounts receivable, historical collection patterns and changes in the creditworthiness of its customers. Based upon this analysis, the Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The allowance for doubtful accounts is established based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The following table summarizes the changes in the allowance for doubtful accounts for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Allowance for doubtful accounts, beginning of period	$849	$2,009
Provision for doubtful accounts, net	50	—
Amounts written-off, net of recoveries	(4)	(86)

Allowance for doubtful accounts, end of period	$895	$1,923

NOTE 5. ACCRUED RESTRUCTURING CHARGES

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

The Company has evaluated and pursued all reasonable possibilities to settle the lease obligations associated with the June 2001 restructuring, but has been unable to find an acceptable outcome. Therefore, the Company has concluded that it is appropriate to classify the portion of the outstanding liabilities that is not payable within the next 12 months to long-term liabilities. However, the current obligations would require the Company to fund $4,200 of its accrued restructuring charges for the June 2001 restructuring during the remainder of fiscal 2009, with the remaining accrued restructuring charges for the June 2001 restructuring to be paid as follows: $5,700 in fiscal 2010 and $2,300 in fiscal 2011.

Summary of Accrued Restructuring Charges for June 2001 Restructuring Plan

The following table is a summary of the accrued restructuring charges net of sublease recoveries related to the June 2001 plan at March 31, 2009:

(in millions)	Total Charges Accrued at Beginning of Year	Cash Payments	Accrued Restructuring Charges at March 31, 2009
Consolidation of excess facilities	$13.6	$1.4	$12.2

As of March 31, 2009, the Company had estimated a total of $5,600 of sublease recoveries in its restructuring accrual, related to the Santa Clara facility, recoverable under an existing sublease agreement.

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

The antidilutive effect excluded from the diluted net income (loss) per share computation related to options to purchase Common stock or Common stock to be issued under stock award agreements for the three months ended March 31, 2009 and 2008 was 764,104 and 1,594,728 shares, respectively, which increased the weighted average common shares outstanding used in the computation. In addition, 11,290,398 and 10,931,003 out-of-the-money exercisable options that had exercise prices in excess of the average market price for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted net income (loss) per share.

In the three months ended March 31, 2009, the Company issued 22,406 shares of Common stock, related to the exercise of employee stock options and restricted stock units.

NOTE 7. MARKETABLE AND OTHER INVESTMENTS

The Company did not hold any short term marketable investments as of March 31, 2009 and December 31, 2008.

Historically, the Company has not engaged in formal hedging activities, but the Company does periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. In the past, when advantageous, the Company has engaged in forward contracts to purchase Canadian dollars to cover exposures on the Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. The Company did not engage in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the first quarter of 2009. No previously purchased foreign exchange contracts had extended past December 31, 2008. The Company currently has not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the second quarter of 2009 or future periods beyond the second quarter of 2009.

The Company holds equity securities stated at cost, which represent long-term investments in private companies made in 2000 and 2001 for business and strategic alliance purposes. The Company’s ownership share in these companies ranges from 1% to 10% of the outstanding voting share capital. The Company monitors and assesses the ongoing operating performance of the underlying companies for evidence of impairment. Since 2001, the Company has recorded impairments totaling $13,966, net of recoveries, with respect to these investments as a result of other than temporary declines in fair value. The strategic investments made in 2000 and 2001 had no net remaining carrying value at March 31, 2009. In addition, the Company held an investment recorded at cost in ADML Holdings, Ltd., and its affiliate, Ohana Wireless, Inc. (collectively, “Ohana”). In 2007, Ohana was acquired by MediaG3, Inc. (“MediaG3”). At March 31, 2009, the Company’s investment represented approximately 3% of the outstanding voting share capital of MediaG3. The carrying value of the Company’s investment in MediaG3 at March 31, 2009 and 2008 was $46 and $91, respectively.

The Company also holds an equity interest in Asia Digital Media Limited (“Asia Digital Media”), which at March 31, 2009 represented approximately 44% of the voting share capital of this company. This investment is accounted for by the Company using the equity method of accounting for investments in common stock. There was no remaining carrying value of the Company’s investment in Asia Digital Media at March 31, 2009 and 2008. The Company recorded no revenues from Asia Digital Media for the three months ended March 31, 2009 and 2008.

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

The Company operates in three main geographic areas as follows:

	Three months ended March 31,
	2009	2008
Revenues:
United States	$11,410	$11,981
Canada	4,035	5,225
Europe, Asia and Other	7,191	8,632

Total revenues	$22,636	$25,838

Income (loss) before income taxes:
United States	$378	$1,162
Canada	2,273	(2,070)
Europe, Asia and Other	(776)	(208)

Total income (loss) before income taxes	$1,875	$(1,116)

	March 31, 2009	December 31, 2008
Total assets:
United States	$89,672	$89,218
Canada	21,651	20,892
Europe, Asia and Other	7,541	7,936

Total	$118,864	$118,046

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2009	2008
Net income (loss)	$1,754	$(1,180)
Foreign currency translation adjustments	(184)	321

Comprehensive income (loss)	$1,570	$(859)

NOTE 10. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding with no change in status.

Merger Litigation

On April 21, 2009, a purported stockholder class action and derivative petition was filed in the District Court of Dallas County, Texas in connection with the announcement of the proposed merger entitled Cooper, et al. v. Entrust, et al., Cause No. DC-09-04802. The plaintiffs in Cooper filed an amended class action and derivative petition on April 30, 2009. The amended petition names as defendants the Company and its board of directors as well as Newco and Merger Sub. The plaintiffs in Cooper purport to represent the stockholders of Entrust who are similarly situated with them, as well as the Company (derivatively) against our directors. Among other things, the amended petition alleges that our directors, in approving the proposed Merger breached fiduciary duties owed to our stockholders because they failed to take steps to maximize the value to our public stockholders and failed to disclose adequate information in the draft proxy statement for the Merger. The amended petition further alleges that the Company and Newco aided and abetted the alleged breach of fiduciary duties. The amended petition seeks class certification, damages and certain forms of equitable relief, including enjoining the consummation of the Merger. On or about April 22, 2009, a separate purported stockholder class action was filed in the District Court of Dallas County, Texas in connection with the announcement of the proposed merger entitled Sachs v. Entrust, Inc., Cause No. DC-09-04813. Like the amended petition in Cooper, the petition in Sachs names as defendants the Company and its board of directors as well as Newco and Merger Sub. The Sachs petition also names Thoma Bravo as a defendant. Also like the amended petition in Cooper, the Sachs petition alleges that our directors, in approving the proposed Merger breached fiduciary duties owed to our stockholders because they failed to take steps to maximize the value to our public stockholders, and that the Company, Newco, and Thoma Bravo aided and abetted the alleged breach of fiduciary duties. Like the amended petition in Cooper, the Sachs petition also seeks class certification, damages and certain forms of equitable relief, including enjoining the consummation of the Merger. Plaintiffs in both Cooper and Sachs have filed a motion to consolidate the two actions. On May 6, 2009, the District Court of Dallas County entered an order consolidating the actions. We believe that plaintiffs’ allegations are without merit and intend to vigorously defend this action. There can be no assurance, however, that we will be successful in our defense of the action.

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS

No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on the Company’s financial position, results of operations and cash flows will depend on the terms and timing of future acquisitions, if any. The Company did not have any business combinations during the three months ended March 31, 2009 and thus the adoption of Statement 141(R) did not have a significant effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS No. 160 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the disclosures already provided by the Company.

Future Adoption of Accounting Standards

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, “Fair Value Measurements,” remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. If an entity adopts either FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP FAS 157-4 effective June 30, 2009 and apply its provisions prospectively. The Company does not believe that the adoption of FSP FAS 157-4 will have a significant effect on its financial statements.

In April 2009, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was issued to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security and whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity adopts either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1 for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP FAS 115-2 and FAS 124-2 effective June 30, 2009. The Company is in the process of evaluating the impact FSP FAS 115-2 and FAS 124-2 will have on its financial statements.

In April 2009, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, and FSP FAS 115-2 and FAS 124-2. The Company intends to adopt FSP FAS 107-1 and APB 28-1 effective June 30, 2009. As a result of applying this FSP, the Company will include the required fair value disclosures on an interim basis beginning with the interim financial statements for the three months ended June 30, 2009. Adoption of this FSP will not have an effect on the Company’s financial position or results of operations. However, the Company believes its interim fair value disclosures may contain additional information compared to previous interim periods.

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

RECENT DEVELOPMENT

On April 12, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, HAC Holdings, Inc, a Delaware corporation (“Newco”), and Helen Acquisition Corporation, a Maryland corporation and a wholly owned subsidiary of Newco (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will acquire the Company, and as a result the Company will continue as the surviving operating corporation and a wholly owned subsidiary of Newco (the “Merger”). Newco is controlled by a private equity fund associated with Thoma Bravo, LLC (“TB”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company, other than shares owned by the Company, Newco or Merger Sub, will be canceled and extinguished and automatically converted into the right to receive $1.85 in cash, without interest. Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the approval of the Company’s shareholders and receipt of requisite antitrust approvals. The affirmative vote of two-thirds of the Company’s outstanding shares is required to approve the Merger.

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

In 2008, the company positioned itself in a leadership position in the Risk Based Authentication and Fraud Detection markets. These product offerings grew 71 percent in 2008 over 2007, contributing $9.3 million, or nearly 25 percent of product revenue. We have continued our leadership in 2009 demonstrated by Gartner’s Magic Quadrant for Web Fraud Detection named Entrust as a “leader” based on its “ability to execute” and the company’s “completeness of vision.” According to Gartner, magic quadrant “leaders” are vendors who are performing well today, have a clear vision of market direction and are actively building competencies to sustain their leadership position in the market.

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

The largest growth in this segment of our business has come from our SSL product, which has more than doubled over that time period and was up 32 percent over last year and increased 26 percent in Q1 2009. The second area of growth is in our managed service offering (MSO), which recorded more than $4 million in bookings in 2008, up from approximately $500,000 in 2007.

In total for 2008, Entrust’s MSO, SSL and other subscription-based products accounted for more than $17.5 million in bookings in 2008, an increase of 48 percent over 2007. Like our success with Entrust IdentityGuard and Entrust TransactionGuard, we believe our additional functionality and capabilities, offered at a lower price, is helping to strengthen our market share. Our SSL service is competitively priced versus the leader in the market and our MSO solution helps our customers get deployed more quickly and saves them money.

Also important in 2008 was our continued strength in the global government market. Last year we won four more ePassport deals, including Finland and Slovenia, won a large eBorders project and increased our deployment in the U.S. Government’s HSPD-12 program, which provides certificate-enabled smart card identities to U.S. Government workers.

Our success has been driven by our ability to demonstrate the most interoperable and scalable public key infrastructure (PKI) supporting second-generation ePassports. Our product success has helped us drive solid partnerships with many of the top ePassport providers globally, including 3M, Thales, Gemalto, L1, Canadian Bank Note and others. The flexibility of our solution, our strong partners and our competitive pricing have positioned us to be successful in the growing National ID cards, digital passports, eBorders and government employee credentialing projects.

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

Product Revenue Reporting

•	Entrust Fraud and Risk Based Authentication products accounted for 25 percent ($2.3 million) of product revenue for Q1 2009.

•	Subcategory IdentityGuard and TransactionGuard products accounted for $1.4 million of product revenue for Q1 2009.

•	Entrust PKI products accounted for 75 percent ($7.1 million) of product revenue for Q1 2009.

•	Subcategory SSL accounted for $2.8 million of product revenue for Q1 2009.

•	Subcategory Subscription Product accounted 37 percent ($3.5 million) of product revenue for Q1 2009.

We also provide support and maintenance services to our customers. Support and maintenance revenues decreased 2% from the prior quarter, due to the strengthening of the U.S. dollar versus the Canadian dollar. It is important to note that we achieved record renewals in 2008 of over 90% in terms of customer retention rate and maintained over 90% in Q1 2009. We also provide professional services, including architecture, installation, and integration services related to the products that we sell.

In Q1, 2009 deferred revenues were of $29.5 million, an increase of two percent from Q1, 2008. These numbers show the continued strength of our support and maintenance renewals and the growth in our subscription based software bookings.

In Q1, 2009, Entrust increased profitability by $2.9 million or $0.05 per share. We have significantly reduced our total expenses through a combination of managed headcount reductions, lowering of contracting expenses and controlling variable operating costs.

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

We market and sell our products and services in both the enterprise and government market space. In Q1 2009, the extended Government vertical made up 61% of product revenue, which was up 4 percent from Q1 2008. This revenue has been driven by key global projects that have started to increase product purchases. In the extended government vertical market, we have a strong penetration in the U.S. Federal government, the governments of Canada, Singapore, Denmark, the United Kingdom, Kingdom of Saudi Arabia and across continental Europe. In fact, Entrust now counts 18 of the top 22 e-governments, as set forth in a report of Accenture issued in June 2007, as customers.

In Q1 2009, 39% of our product sales were in our extended enterprise vertical market. We continue to see demand from global enterprises as they continue to respond to regulatory and governance compliance demands and extend their internal and external networks to more and more individuals inside and outside their domain. We have experienced a change in the shape of many enterprise deals. Specifically, enterprises are buying for their immediate need and then adding to their purchases as the projects begin roll out.

Our largest vertical within the enterprise market is the financial services vertical. In Q1 2009, the financial services vertical accounted for approximately 31% of product revenue, a decrease of 16% over Q1 2008. We have had good success in the financial vertical with our Risk Based Authentication and Web Fraud Detection solutions, where we have had a number of large banks select Entrust IdentityGuard and Entrust TransactionGuard in the past.

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

Entrust, in the past, has relied significantly on large deals, meaning deals of $1 million or more, in each quarter. We have over the past few years reduced this dependence, and saw no product transactions over $1 million in 2008. The top five product transactions accounted for 13% of Q1 2009 revenues. These numbers were at the low end of our historical range, which is generally between 10% and 25% of revenue from the top five customers and zero to two transactions over $1 million. In the quarter, the average purchase was $57,000, an increase from $50,000 in Q1 2008. Total transactions in Q1, 2009 were 109, a decrease from 136 in Q1 2008. 29 transactions or 27% of the total transactions were from new customers.

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

Our management uses the following metrics to measure performance:

•	Number and average size of product revenue transactions;

•	Number of deals over $1 million and < $500 thousand;

•	Top-five product revenue transactions as a percentage of total revenues;

•	Product revenue split between extended enterprise and extended government verticals;

•	Product revenue split between two key product areas: Fraud and Risk Based Authentication, and, Public Key Infrastructure;

•	Geographic revenue split;

•	Product-based subscription revenues;

•	Product and services revenues as a percentage of total revenues;

•	Gross profit as a percentage of services and maintenance revenues; and

•	Deferred revenue, cash and cash equivalents, and accounts receivable.

BUSINESS OVERVIEW

During the first quarter of 2009, we continued our strategy of focusing on core vertical and geographic markets. Revenues of $22.6 million represented a 12% decrease from the first quarter of 2008, and consisted of 42% product sales and 58% services and maintenance. Services and maintenance revenues decreased 18% from the first quarter of 2008, due primarily to decreased demand for consulting services, while product revenues also decreased 2% from the first quarter of 2008, driven by a lower product transaction closure rate, despite an improved average purchase value, compared to the same quarter of 2008. However, net income for the first quarter of 2009 was $1.8 million, or $0.03 per share, compared to a net loss of $1.2 million, or $0.02 per share for the same period of 2008, with total expenses decreasing 23% to $20.9 million. We generated $3.0 million in cash flow from operations in the first quarter of 2009, compared to net cash provided by operations of $2.5 million in the same quarter of 2008. Entrust Fraud and Risk Based Authentication products (including Entrust IdentityGuard and Fraud Detection) accounted for 25% of product revenue, which is a decrease of 9% from Q1, 2008 and 16% from Q4, 2008. Entrust PKI products accounted for 75% of product revenue, and were essentially flat compared to Q1, 2008, but decreased 5% from Q4, 2008. However, Entrust Certificate Services revenues, a component of our PKI product solutions suite, increased 26% over Q1, 2008 and 7% over Q4, 2008. Extended Government accounted for 61% and Extended Enterprise accounted for 39% of the product revenue in the quarter. The financial vertical accounted for approximately 31% of first quarter 2009 product revenues, a decrease of 16% from Q1, 2008 and 23% from Q4, 2008.

Other highlights from the first quarter of 2009 included:

•

The top five product transactions accounted for 13% of Q1, 2009 revenues, compared to 11% in Q1, 2008. The average purchase size this quarter was $57,000, up from $50,000 in Q1, 2008 and $50,000 in Q4, 2008. Total transactions in Q1, 2009 were 109, which is down from 136 in Q1, 2008, and 143 in Q4, 2008. Twenty-nine (or 27%) of the transactions were from new customers, a decrease of 31% from Q1, 2008.

•

Revenue from subscription based product and services accounted for 56% of total revenue in Q1, 2009, up from 51% in Q1, 2008. Subscription based product revenue increased to $3.5 million, an increase of 21% year-over-year from Q1, 2008, and accounted for 37% of product revenue.

•	Deferred revenue was $29.5 million, which is an increase of 2% from Q1, 2008 and 6% from Q4, 2008.

•	We ended Q1, 2009 with $26.6 million in cash and cash equivalents, which is up from $22.8 million at the end of Q1, 2008 and $24.3 million at the end of Q4, 2008, and no debt.

•

We had no product transactions over $1 million in Q1, 2009, consistent with the same period last year. Revenue from transactions under $500 thousand decreased 10% from Q1, 2008, although we remain committed to our strategy to be less reliant on large deals. Transactions under $500 thousand accounted for 82% of product revenue in Q1, 2009, compared to 90% in Q1, 2008.

•

Gartner’s Magic Quadrant for Web Fraud Detection named Entrust as a “leader” based on its “ability to execute” and the company’s “completeness of vision.” According to Gartner, magic quadrant “leaders” are vendors who are performing well today, have a clear vision of market direction and are actively building competencies to sustain their leadership position in the market.

•

Entrust announced the launch of Entrust Code Signing Certificates, which offers customers a wide range of the most popular digital certificate types via the company’s easy-to-use Certificate Management System. The new Entrust Code Signing Certificates are used by application and software authors to instill legitimacy into their products. This technology — imbedded into the certificates within the software — is designed to enable end-users to verify the authenticity of an application, which is done by trusting the certification authority that issued the certificate.

•

Entrust introduced Entrust IdentityGuard 9.2, which adds support for SMS soft tokens and digital certificates. This authentication solution was enhanced with improved administration and reporting, simplified enterprise integration and support for new integration partners. The release is designed to enable organizations to use digital certificates — stored locally or on secure devices like smart cards or USB tokens — for strong authentication. This new feature also is designed to enable organizations to send a configurable number of OTPs to a mobile device for use during authentication.

•

In SC Magazine’s authentication review, Entrust IdentityGuard 9.1 received a five-star overall rating and was hailed as a “nicely integrated platform that provides all the options needed for any small to large enterprise deployment.” The group review, which compared products from 11 vendors, evaluated authentication solutions on the merits of features, ease of use, performance, documentation, support and value for the money.

•

Michigan’s Oakland County selected Entrust Extended Validation SSL digital certificates to help instill a high level of citizen trust for their online eCommerce applications and services. More than 1.2 million citizens in Oakland County, which borders Detroit, Mich., will be able to access their county eCommerce online services secured with Entrust EV SSL certificates.

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

In the first quarter of 2009, our most complex accounting judgments were made in the areas of software revenue recognition, allowance for doubtful accounts, the provision for income taxes, accounting for uncertain tax positions, valuation of goodwill, purchased intangibles and other long-term assets, and stock-based compensation. These areas are expected to continue to be ongoing elements of our critical accounting processes and judgments.

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

For arrangements involving multiple elements, we allocate revenue to each component based on the vendor-specific objective evidence of the fair value of the various elements. These elements may include two or more of the following: software licenses, maintenance and support, consulting services and training. For arrangements where vendor-specific objective evidence is not available for a delivered element, we first allocate the arrangement fee to the undelivered elements based on the total fair value of those undelivered elements, as indicated by vendor-specific objective evidence. This portion of the arrangement fee is deferred. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute the discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically software licenses. Fair values for the future maintenance and support services and managed service fees are based upon substantially similar sales of renewals of such service contracts to other customers. Fair value of future services, training or consulting services is based upon substantially similar sales of these services to other customers. In some instances, a group of contracts or agreements with the same customer may be so closely related that they are, in effect, part of a single multiple-element arrangement, and therefore, we would undertake to allocate the corresponding revenues amongst the various components, as described above.

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

However, a significant change in the financial condition of a major customer, such as the European distributor discussed below, could have a material impact on our estimates regarding the sufficiency of our allowance. Our accounts receivable include material balances from a limited number of customers, with five customers accounting for 24% of gross accounts receivable at March 31, 2009, compared to 25% of gross accounts receivable at March 31, 2008. No customer accounted for 10% or more of net accounts receivable at March 31, 2009. For more information on our customer concentration, see our related discussion in “Risk Factors”. Therefore, changes in the assumptions underlying this assessment or changes in the financial condition of our customers, resulting in an impairment of their ability to make payments, and the timing of information related to the change in financial condition could result in a different assessment of the existing credit risk of our accounts receivable and thus, a different required allowance, which could have a material impact on our reported earnings.

During 2006, we became aware of financial concerns regarding one of our European distributors and, as a result, we concluded that it was necessary to record an increase to our provision for doubtful accounts, which accounted for approximately $1.0 million of the $2.0 million balance of allowance for doubtful accounts at December 31, 2007. These receivable balances were written off during the third quarter of 2008 and, as a result, accounting for $1.0 million of the $1.2 million decrease in the allowance for doubtful accounts to a balance of $0.8 million at December 31, 2008. The allowance for doubtful accounts remains substantially unchanged from the end of 2008.

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

Accounting for Uncertain Tax Positions

We recognize in our financial statements, the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. To date, we have not been required to record a liability for unrecognized tax benefits. Correspondingly, the amount of unrecognized tax benefits at March 31, 2009 was zero and, thus, did not impact our effective tax rate.

We use judgment in establishing the tax positions undertaken by us in our tax filings across the world, as well as determining which of these positions are certain or uncertain. In making these determinations, we were required to make interpretations of tax legislation and administrative enforcement of this legislation in multiple jurisdictions, but primarily in the United States and Canada. In addition, we used judgment to assess whether the identified uncertain tax positions were more likely than not of being sustained upon audit examination by the tax authority in the relevant jurisdictions. If applicable, we are also required to make estimates of the value of unrecognized tax benefits and the significance of any change to our results of operations and financial position. Finally, we were required to estimate, if applicable, the financial impact of interest and penalties of any position that would not likely be sustained on audit.

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

Goodwill with a balance of $60.2 million at March 31, 2009 is tested for impairment annually and also in the event of an impairment indicator. To determine any goodwill impairment, we perform a two-step process on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant business unit exceeds carrying value and 2) the amount of impairment loss, if any. This test requires us to make judgments as to what is the appropriate business unit with which to associate the individual components of goodwill for the purposes of determining whether the carrying value of the goodwill has exceeded the fair value or market value of the relevant business unit. In our judgment, we operate in only one business segment. The assumptions used to test for impairment, including expected revenues, discount rates, and terminal values, are highly subjective. Valuation models are sensitive to changes in assumptions, and therefore changes in these assumptions in the future could result in significant impairment charges or changes to our expected amortization. No impairment was required as a result of the annual impairment test as of December 31, 2008 and no events have indicated that their carrying amount may not be recoverable.

Purchased product rights, customer relationships, partner relationships and non-competition agreements of key personnel of acquired companies totaling $9.2 million at March 31, 2009 are generally amortized using the straight-line method over their estimated useful lives, generally four to ten years. These assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related expected undiscounted cash flows are compared with their carrying values to determine if a write-down to fair value is required. These reviews require significant judgment and estimation regarding the amount and timing of future revenues and related expenses associated with these acquired assets.

In addition, subsequent to the impairment discussed below, we have a net balance of $0.8 million from our investment in other long-term assets at March 31, 2009, which consist primarily of capitalized software development costs, related to Entrust products offered for sale to our customers. These capitalized costs are amortized ratably as the underlying revenues are recognized on sales of capitalized software or over a three year period. The economic useful life of these capitalized software development costs is periodically re-assessed. During the third quarter of 2008, we recorded an impairment of $1.5 million in the book value of capitalized software development costs related to our video based training, originally developed for both general security and Entrust specific solutions, for sale to our customers. During the third quarter of 2008, we became aware that our lead customer for this product was no longer interested in pursuing an agreement to license the content of the video based training technology. This fact, combined with changes in the management of the video based training program and the decision to discontinue investment in the maintenance of the technology to ensure continuity with our software releases, indicated to our management that a degradation in the carrying value of the related capitalized development costs may have occurred. We applied an expected present value technique to estimate the fair value of this long-lived asset in determining that the recoverable value had been impaired.

We are not aware of any further impairment events during the three months ended March 31, 2009. However, if the demand for the technologies, products and assets acquired and developed materializes slowly, to a minimum extent, or not at all in the relevant market, we could lose all or substantially all of our remaining investment in these assets, which would have a significant impact on our consolidated financial position and results of operations.

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

For the three months ended March 31, 2009, compensation expense of $0.4 million was recognized for stock options, RSUs and SARs. Total remaining compensation estimated to be recognized over the remaining service periods for these awards is $1.3 million. This compensation cost included estimation of expected forfeitures. Forfeiture estimations are based on analysis of historical forfeiture rates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, “Fair Value Measurements,” remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. If an entity adopts either FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” for periods ending after March 15, 2009, then it must adopt this FSP at the same time. We intend to adopt FSP FAS 157-4 effective June 30, 2009 and apply its provisions prospectively. We do not believe that the adoption of FSP FAS 157-4 will have a significant effect on our financial statements.

In April 2009, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was issued to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security and whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity adopts either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1 for periods ending after March 15, 2009, then it must adopt this FSP at the same time. We intend to adopt FSP FAS 115-2 and FAS 124-2 effective June 30, 2009. We are in the process of evaluating the impact FSP FAS 115-2 and FAS 124-2 will have on our financial statements.

In April 2009, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP FAS 157-4, and FSP FAS 115-2 and FAS 124-2. We intend to adopt FSP FAS 107-1 and APB 28-1 effective June 30, 2009. As a result of applying this FSP, we will include the required fair value disclosures on an interim basis beginning with the interim financial statements for the three months ended June 30, 2009. Adoption of this FSP will not have an effect on our financial position or results of operations. However, we believe our interim fair value disclosures may contain additional information compared to previous interim periods.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2009	2008
Revenues:
Product	41.5%	37.3%
Services and maintenance	58.5	62.7

Total revenues	100.0	100.0

Cost of revenues:
Product	9.4	9.2
Services and maintenance	25.5	30.4
Amortization of purchased product rights	0.6	1.3

Total cost of revenues	35.5	40.9

Gross profit	64.5	59.1

Operating expenses:
Sales and marketing	28.9	33.7
Research and development	13.3	18.3
General and administrative	14.7	12.1

Total operating expenses	56.9	64.1

Income (loss) from operations	7.6	(5.0)

Other income (expense):
Interest income	0.1	0.5
Foreign exchange gain	0.4	0.1
Gain on sale of long-term strategic investments	0.2	0.1

Total other income (expense)	0.7	0.7

Income (loss) before income taxes	8.3	(4.3)
Provision for income taxes	0.5	0.3

Net income (loss)	7.8%	(4.6)%

REVENUES

Total Revenues

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
North America	$15.4	$17.2	-10%
Outside North America	7.2	8.6	-16%

Total	$22.6	$25.8	-12%

Total revenues for the three months ended March 31, 2009 were $22.6 million, which represented a decrease of 12% from the $25.8 million of total revenues for the same period in 2008. Total revenues derived from North America of $15.4 million in the first quarter of 2009 represented a decrease of 10% from the $17.2 million in the first quarter of 2008. Total revenues derived from outside of North America of $7.2 million for the first quarter of 2009 represented a decrease of 16% from the $8.6 million for the first quarter of 2008.

The decrease in total revenues for the three months ended March 31, 2009, compared to the same period in 2008, was driven primarily by services and maintenance revenues, which decreased by 19%. Also, product revenues decreased by only 2% in the first quarter of 2009 compared to the same period in 2008. Total revenues were negatively impacted by the shift in the exchange rate between the U.S. dollar and the other major currencies compared to the same quarter last year. However, our subscription based product and services revenues continue to grow as a percentage of total revenues, accounting for 56% of total revenues in the first quarter of 2009, including support and maintenance revenues, up from 51% in the first quarter of 2008, while the product portion of these revenues increased 21% to $3.5 million in the first three months of 2009. Also, extended government revenues in the United States increased to $4.9 million for the three months ended March 31, 2009 from $4.4 million for the same period in 2008, representing an 11% increase. The United States and Canadian governments represented 19% and 7%, respectively, of total revenues for the first three months of 2009, when including revenues sold through resellers to the government end users. However, direct sales to the United States and Canadian governments represented 11% and 5%, respectively, of total revenues in the first quarter of 2009. No other individual customer accounted for 10% or more of total revenues in the three months ended March 31, 2009. The level of non-North American revenues has fluctuated from period to period and this trend is expected to continue for the foreseeable future.

Product Revenues

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
North America	$6.4	$5.8	10%
Outside North America	3.0	3.8	-21%

Total	$9.4	$9.6	-2%

Percentage of total revenues	42%	37%

Product revenues of $9.4 million for the three months ended March 31, 2009, represented a decrease of 2% from the $9.6 million for the three months ended March 31, 2008. These revenues represent 42% and 37% of total revenues in the three months ended March 31, 2009 and 2008, respectively. The slight decline in product revenues in the first quarter of 2009 when compared to the same quarter of 2008 was primarily driven by lower demand for our fraud and risk-based authentication products, which declined 9% in the first quarter of 2009, while representing 25% of product revenues in the quarter, compared to 26% in the same period last year. However, revenue from our PKI products, which represented 75% of product revenues in the first three months of 2009, compared to 74% for the same period last year, was essentially flat compared to the first quarter of 2008. While our Entrust certificate services (SSL certificates) portion of our PKI business increased 26% to $2.8 million of revenue in the first quarter of 2009, compared to the same period in 2008, this growth was more than offset by the continued and planned decrease in reliance on sales of the full disk products that we resell from Checkpoint; the shift from perpetual license purchases to our subscription based managed service offering; and lower financial customer purchases. We experienced a 16% decrease in our financial customer product revenues in the first quarter of 2009, which was partly offset by a 4% increase in product revenues from extended government organizations, when compared to the same quarter of 2008.

We had 109 product revenue transactions (a product revenue transaction is defined as an IdentityGuard product sale of any size plus all other product sales in excess of $10 thousand) in the three months ended March 31, 2009, down from 136 for the same period in 2008, or a 20% decrease, with 27% of the transactions in the first quarter of 2009 being from new customers. However, the average product revenue transaction size increased from $50 thousand in the first quarter of 2008 to $57 thousand for the same period in 2009, or an increase of 14%. Revenue from deals under $500 thousand decreased 21% from the same quarter a year ago. These transactions accounted for 82% of product revenue in the first quarter of 2009 compared to 90% for the same period of 2008. Further, there were no product deals greater than $1 million in the first quarter of 2009 and 2008, as we continue to drive our strategy of being less reliant on large deals. In general, the top-five average quarterly product revenue transactions as a percentage of total revenues for the three months ended March 31, 2009 was 13%, compared to 11% for the same period in 2008. The combination of customer buying patterns, generally smaller-sized IdentityGuard transactions and increased subscription business gives us a more predictable revenue base. Subscription based product revenue increased to $3.5 million in the first quarter of 2009, an increase of 21% year-over-year from the same period in 2008, and accounted for 37% of product revenues. This is consistent with our expectations, due to the increased volume of product transactions in recent periods and lower reliance on deals greater than $1 million.

Services and Maintenance Revenues

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
North America	$9.0	$11.3	-20%
Outside North America	4.2	4.9	-14%

Total	$13.2	$16.2	-19%

Percentage of total revenues	58%	63%

Services and maintenance revenues of $13.2 million for the three months ended March 31, 2009 represented a decrease of 19% from the $16.2 million for the same period in 2008, representing 58% and 63% of total revenues in each of the respective periods. The decrease in services and maintenance revenues in the first quarter of 2009, compared to the same period of 2008, is due to lower professional services revenues primarily in the North American market, as a result of customers’ budget constraints and the shift in our product mix to products generally requiring less intensive professional service work, combined with a $1.4 million decline in our reported subscription-based support and maintenance revenues in the first quarter of 2009, compared to the same period of 2008, due in large part to the shift in exchange rates between the U.S. dollar and other major currencies between these fiscal periods. Our customers continued to renew their support agreements at a rate of over 90% in the first quarter of 2009 on a dollar value renewal basis, consistent with the same period of 2008. Services and maintenance revenues as a percentage of total revenues for the first three months of 2009 decreased due to the effect of lower services and maintenance revenues relative to the demand for our product offerings compared to the same period of 2008.

EXPENSES

Total Expenses

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
Total expenses	$20.9	$27.1	-23%

Percentage of total revenues	92%	105%

Total expenses consist of costs of revenues associated with products, and services and maintenance, amortization of purchased products rights and operating expenses associated with sales and marketing, research and development and general and administrative. Total expenses of $20.9 million for the three months ended March 31, 2009 represented a decrease of 23% from $27.1 million for the same period of 2008. The decrease in total expenses in the first quarter of 2009 was primarily due to the effect of a 12% decrease in our overall headcount year over year, as we continue to manage our headcount resources and discretionary spending carefully, a reduction in stock based compensation expenses of $0.7 million and a favorable shift in the exchange rates between the U.S. dollar and other major currencies that decreased our reported expenses by $2.9 million for the three months ended March 31, 2009 compared to the same period of 2008. As of March 31, 2009 we had 400 full-time employees globally, compared to 452 full-time employees at March 31, 2008 and 411 employees at December 31, 2008.

COST OF REVENUES

Cost of Product Revenues

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
Cost of product revenues	$2.1	$2.4	-13%

Percentage of product revenues	22%	25%

Cost of product revenues consists primarily of costs associated with our SSL and managed PKI businesses, product media, documentation, packaging and royalties to third-party software vendors. Cost of product revenues decreased 13% to $2.1 million for the three months ended March 31, 2009, compared to $2.4 million for the three months ended March 31, 2008, representing 22% and 25% of product revenues for their respective periods. The decrease in the cost of product revenues in absolute dollars and as a percentage of total product revenues for the three months ended March 31, 2009, compared to the same period in 2008, was due to a shift in product sales mix away from products that incorporate third party technologies relative to the prior year, despite $0.5 million of costs related to one-time resale opportunities in the first quarter of 2009. The mix of third-party products and the relative gross margins achieved with respect to these products may vary from period to period and from transaction to transaction and, consequently, our gross margins and results of operations could be adversely affected. Also, the favorable shift in the exchange rates between the U.S. dollar and other major currencies resulted in decreased reported expenses of $0.6 million for the three months ended March 31, 2009 when compared to the same period in 2008.

Cost of Services and Maintenance Revenues

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
Cost of services and maintenance revenues	$5.8	$7.8	-26%

Percentage of total revenues	26%	30%

Cost of services and maintenance revenues consists primarily of personnel costs associated with customer support, training and consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of services and maintenance revenues was $5.8 million for the three months ended March 31, 2009, which represented a 26% decrease from $7.8 million for the three months ended March 31, 2008, representing 26% and 30% of total revenues for each of their respective periods.

(millions)	Year-over-year change from 2008 to 2009 - first quarter
Staff related costs	$(0.8)
Outside professional services	(0.6)
Third party hardware and support	(0.3)
Facilities related costs	(0.3)

Total	$(2.0)

The decrease in cost of services and maintenance revenues in absolute dollars for the three months ended March 31, 2009, when compared to the same period in 2008, was mainly attributable to lower staff related costs and outside professional services contractors. Overall headcount declined 4% for the first quarter of 2009 when compared to the same quarter of 2008. Outside professional services purchased externally decreased as we made a concerted effort to continue rebalancing the work performed by our staff and work performed by subcontractors, improving utilization of internal resources. These expense savings were magnified by the favorable shift in the exchange rates between the U.S. dollar and other major currencies, which resulted in lower reported expenses of $0.6 million. Services and maintenance expenses as a percentage of total revenues decreased between the first quarter of 2009 and 2008 and was the net result of lower services and maintenance spending for the three months ended March 31, 2009, which accounted for a seven-percentage point decrease, when compared to the same period in 2008, partly offset by lower total revenues, which resulted in a three-percentage point increase in services and maintenance expenses as a percentage of total revenues.

Services and maintenance gross profit as a percentage of services and maintenance revenues was 56% and 52% in the three months ended March 31, 2009 and 2008, respectively. The improvement in services and maintenance gross profit as a percentage of services and maintenance revenues in the first quarter of 2009, compared to the same period of 2008, was primarily due to higher support and maintenance margins of 5%, offset by a slight decline in overall professional services margins of 1%.

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

OPERATING EXPENSES

Operating Expenses—Sales and Marketing

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
Sales and marketing expenses	$6.5	$8.7	-25%

Percentage of total revenues	29%	34%

Sales and marketing expenses decreased 25% to $6.5 million for the three months ended March 31, 2009 from $8.7 million for the three months ended March 31, 2008, representing 29% and 34% of total revenues in the respective periods.

(millions)	Year-over-year change from 2008 to 2009 - first quarter
Staff related costs (includes travel expenses)	$(1.6)
Facilities related costs	(0.3)
Marketing programs	(0.3)
Bad debt expense	—

Total	$(2.2)

The decrease in sales and marketing expenses for the three months ended March 31, 2009 when compared to the comparable period in 2008 was primarily due to lower staff related costs, as well as reduced spending on outside marketing programs and facilities. Sales and marketing headcount decreased 13% overall when compared to one year ago, resulting in decreased compensation and travel expenses for the first quarter of 2009, when compared to the same quarter of 2008, while stock based compensation expenses were lower by $0.3 million. In addition, the favorable shift in the exchange rates between the U.S. dollar and other major currencies resulted in lower reported expenses of $0.8 million in the first quarter, the majority of which related to staffing costs. The decrease in sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2009 compared to the same period in 2008, reflects the lower spending in this area for the first quarter of 2009, which resulted in an eight-percentage point decrease, partially offset by a three-percentage point increase in sales and marketing expenses as a percentage of total revenues due to lower total revenues when compared to the same period of 2008.

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

During the first quarter of 2009, the provision for doubtful accounts remained essentially unchanged at $0.9 million.

Operating Expenses—Research and Development

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
Research and development expenses	$3.0	$4.7	-36%

Percentage of total revenues	13%	18%

Research and development expenses were $3.0 million for the three months ended March 31, 2009 compared to $4.7 million for the same period in 2008, representing 13% and 18% of total revenues in the respective periods.

(millions)	Year-over-year change from 2008 to 2009 - first quarter
Staff related costs	$(1.3)
Facilities related costs	(0.4)

Total	$(1.7)

The decrease in research and development expenses for the three months ended March 31, 2009 when compared to the same quarter in 2008 was primarily due to lower staff related and facilities costs. Our internal research and development headcount decreased 21% year over year from the same period last year. In addition, we experienced a favorable shift in exchange rates between Canada and the U.S. that resulted in lower reported costs of $0.6 million for the three months ended March 31, 2009, compared to the same quarter of 2008. The decrease in research and development expenses as a percentage of total revenues for the three months ended March 31, 2009, compared to the same period in 2008, primarily reflects the lower spending in the first quarter of 2009, which resulted in a seven-percentage point decrease in research and development expenses as a percentage of total revenues. This effect was partly offset by a two-percentage point increase in research and development expenses as a percentage of total revenues due to lower total revenues for the three months ended March 31, 2009 compared to the same quarter last year.

We believe that we must continue to maintain our investment in research and development in order to protect our technological leadership position, software quality and security assurance leadership. We therefore expect that research and development expenses may have to increase in the future.

Operating Expenses—General and Administrative

	Three months ended March 31,		Percentage change Three months ended March 31
(millions)	2009	2008
General and administrative expenses	$3.3	$3.1	6%

Percentage of total revenues	15%	12%

General and administrative expenses were $3.3 million for the three months ended March 31, 2009 compared to $3.1 million for the same period in 2008, representing 15% and 12% of total revenues in the respective periods.

(millions)	Year-over-year change from 2008 to 2009 - first quarter
Staff related costs	$(0.1)
Outside professional services	0.2
Facilities related costs	0.1

Total	$0.2

The increase in general and administrative expenses in absolute dollars for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to increased spending on outside professional services and an increase in other staff compensation of $0.4 million. Offsetting these increases, a favorable shift in the exchange rates between the U.S. dollar and other major currencies resulted in lower reported expenses of $0.3 million, the majority of which related to staffing costs, combined with an 11% reduction in headcount in this area. General and administrative expenses as a percentage of total revenues increased in the first quarter of 2009 compared to the same period of 2008 as the result of higher general and administrative expenses, which accounted for a one-percentage point increase, combined with the effect of lower total revenues, which resulted in an additional two-percentage point increase in general and administrative expenses as a percentage of total revenues.

We continue to explore opportunities to gain additional efficiencies in our administrative processes and to contain expenses in these functional areas.

Amortization of Purchased Product Rights and Other Purchased Intangibles

Amortization of purchased product rights was $128 thousand for the three months ended March 31, 2009, compared to $345 thousand for the same period in 2008. These costs are related to the developed technology purchased in connection with the acquisitions of Business Signatures in 2006, as well as the acquisition of certain business assets from AmikaNow! during 2004. This expense was recorded as a component of cost of revenues.

Amortization of other purchased intangibles totaled $250 thousand for the first three months of 2009, compared to $249 thousand for the same period of 2008. These costs are related to the customer/partner relationships and non-competition agreement assets purchased in connection with the acquisitions of Orion and Business Signatures in 2006. Of this expense, $211 thousand was recorded as a component of sales and marketing expenses for each of the first three months of 2009 and 2008, respectively, while $39 thousand and $38 thousand was recorded as a component of cost of services and maintenance revenues for the first three months of 2009 and 2008, respectively.

Interest Income

Interest income was $23 thousand for the three months ended March 31, 2009, compared to $131 thousand for the same period of 2008, representing less than 1% of total revenues for each of the respective periods. The decrease in investment income for the first quarter of 2009 compared to the same period of 2008 was primarily due to the reduced rate of return on our funds invested in cash and cash equivalents, as the interest rates available in the first quarter of 2009 decreased compared to the same quarter of 2008, despite the fact that the funds available increased to $26.6 million at March 31, 2009 from $22.8 million at March 31, 2008.

Gain on Sale of Strategic Long-term Investments

We recorded a gain on the sale of certain strategic long-term investments, in which we had a less than 10% ownership, during the first quarter of 2009 and 2008, in the amount of $41 thousand and $18 thousand, respectively, as a result of the adjustment of the proceeds of sales consummated in 2007. These types of sales are not expected to be a recurring event.

Provision for Income Taxes

We recorded an income tax provision of $121 thousand for the three months ended March 31, 2009, compared to $64 thousand for the same period of 2008. These provisions represented primarily the taxes payable in certain foreign jurisdictions for which no U.S. benefit is expected. The effective income tax rates differed from statutory rates primarily due to stock option expenses, purchased product rights, restructuring charges, foreign research and development tax credits, as well as an adjustment of the valuation allowance that has offset the tax benefits from the significant net operating loss and tax credit carry-forwards available.

LIQUIDITY AND CAPITAL RESOURCES

We generated cash of $3.0 million in operating activities during the three months ended March 31, 2009. This cash inflow was primarily a result of a net income after adjusting for non-cash charges of $2.8 million, a decrease in accounts receivable of $0.8 million, an increase in deferred revenue of $2.0 million, and a decrease in prepaid expenses and other receivables of $0.2 million, partially offset by cash outflows resulting from a decrease in accounts payable and accrued liabilities of $1.4 million, and a decrease in accrued restructuring charges of $1.4 million. The reduction in accounts payable and accrued liabilities was the result of the timing of accruals related to employee compensation. Our average days sales outstanding at March 31, 2009 was 70 days, which represents an increase from the 67 days that we reported at December 31, 2008. The overall increase in days sales outstanding from December 31, 2008 was primarily due to lower in-quarter collections due to reduced sales linearity compared to the fourth quarter of 2008. For purposes of calculating average days sales outstanding, we divide ending accounts receivable by the applicable quarter’s revenues and multiply this amount by 90 days. The level of accounts receivable at each quarter end is affected by the concentration of revenues in the final weeks of each quarter and may be negatively affected by expanded international revenues in relation to total revenues as licenses to international customers often have longer payment terms.

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

During the first three months of 2009, we used $0.1 million of cash related to investing activities, primarily related to our investment in property and equipment, primarily for computer hardware upgrades throughout our organization.

As of March 31, 2009, our cash and cash equivalents in the amount of $26.6 million provide our principal sources of liquidity. Overall, we generated $2.3 million in cash and cash equivalents during the first quarter of 2009, despite the expenditure of $1.4 million to satisfy obligations under our restructuring accruals during the quarter. Although we continue to target operating profitability, based on sustainable revenue and operating expense structures, we estimate that we may need to use cash in fiscal 2009 to satisfy the obligations provided for under our restructuring program. However, if operating losses continue to occur, then cash and cash equivalents will be negatively affected.

While there can be no assurance as to the extent of usage of liquid resources in future periods, we believe that our cash flows from operations and existing cash and cash equivalents will be sufficient to meet our needs for at least the next twelve months.

In terms of long-term liquidity requirements, we will need to fund the $12.2 million of accrued restructuring charges at March 31, 2009 through fiscal 2011. This amount is net of expected sublet recoveries on restructured facilities of $2.5 million. The gross operating lease obligations for these restructured facilities are detailed in the table of contractual commitments below. In addition, we expect to spend approximately $2.0 million per year on capital expenditures, primarily for computer equipment needed to replace existing equipment that is coming to the end of its useful life, a significant portion of which are expected to be procured under operating leases.

We believe that our existing cash and cash equivalents as well as future operating cash flows, will be sufficient to fund these long-term requirements.

We have commitments that will expire at various times through 2015. We lease administrative and sales offices and certain property and equipment under non-cancelable operating leases that will expire at various dates to 2015. A summary of our contractual commitments at March 31, 2009 is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations—currently utilized facilities and equipment	$15,322	$3,542	$4,366	$4,080	$3,334
Operating lease obligations—restructured facilities	14,751	6,796	7,955		—
2008 Entrust Deferred Retention Bonus Plan	634	634	—	—	—
Other commitments	280	280	—	—	—

Total	$30,987	$11,252	$12,321	$4,080	$3,334

In addition to the lease commitments included above, we have provided letters of credit totaling $1.8 million as security deposits in connection with certain office leases.

Other commitments include financing arrangements entered into for the purpose of funding annual insurance premiums, with a remaining balance as of March 31, 2009 of $280 thousand, to be paid during fiscal 2009.

The 2008 Entrust Deferred Retention Bonus Plan (the “2008 Deferred Plan”) was adopted by the Compensation Committee of the Board of Directors on February 19, 2008. The primary objective of the 2008 Deferred Plan is to attract and retain valued employees by remunerating selected executives and other key employees with cash awards based on the contribution of the individual employee. The Compensation Committee, in its sole discretion, shall determine which employees are eligible to receive awards under the plan and shall grant awards in such amounts and on such terms as it shall determine. Subject to limited exceptions, an employee’s award under the plan shall vest in one-seventh of the amount of the award over the seven calendar quarters commencing on January 1, 2008, provided that the employee continues to be employed by us on each of such dates. During the first quarter of 2008, we granted awards to employees under the plan that potentially could result in payments of $1.5 million over the subsequent seven quarters, assuming that all employees receiving the awards remain employed with us for the entire seven quarter vesting period of the awards. Further, the Compensation Committee approved additional awards under this plan, which were granted in November 2008. These awards could potentially result in additional payments totaling $548 thousand over the five subsequent quarters, assuming that all employees receiving awards remain employed with us for the entire vesting period of the awards. It was estimated that, as of May 11, 2009, $0.6 million was remaining to be paid out under this plan, while an additional $0.3 million was accrued at March 31, 2009 and paid during April 2009.

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

We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2009.

We generally warrant for ninety days from delivery to a customer that our products will perform free from material errors that prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards including other warranties. We have only incurred nominal expense under our product or service warranties. As a result, we believe the estimated fair value of our obligations under these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2009.

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

The fair value of investments classified as cash equivalents and entered into for purposes other than trading purposes, of $4.8 million, that would have been subject to interest rate risk, approximated amortized cost at March 31, 2009.

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

Historically, we have not engaged in formal hedging activities, but we do periodically review the potential impact of foreign exchange risk to ensure that the risk of significant potential losses is minimized. However, as a significant portion of our expenses are incurred in Canadian dollars, our reported expense base decreased by $2.9 million in the first quarter of 2009, when compared to the same quarter of 2008, due to fluctuations in the exchange rate between the United States and Canadian dollars. Taking into account the effect of exchange rate fluctuations on reported Canadian revenues, the net effect on reported earnings was $0.2 million for the first quarter of 2009, when compared to same quarter of 2008.

In the past, when perceived by management to be advantageous, we have engaged in forward contracts to purchase Canadian dollars to cover exposures on Canadian subsidiary’s expenses that are denominated in Canadian dollars, in an attempt to reduce earnings volatility that might result from fluctuations in the exchange rate between the Canadian and U.S. dollar. We did not engage in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the first quarter of 2009. No previously purchased foreign exchange contracts had extended past December 31, 2008. We currently have not engaged in any forward contracts to purchase Canadian dollars to cover exposures on expenses denominated in Canadian dollars in the second quarter of 2009 or future periods beyond the second quarter of 2009.

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

The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. Certain legal proceedings in which we are involved are discussed in Part 1. Item 3. of our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise indicated, all proceedings in that earlier Report remain outstanding.

Merger Litigation

On April 21, 2009, a purported stockholder class action and derivative petition was filed in the District Court of Dallas County, Texas in connection with the announcement of the proposed merger entitled Cooper, et al. v. Entrust, et al., Cause No. DC-09-04802. The plaintiffs in Cooper filed an amended class action and derivative petition on April 30, 2009. The amended petition names as defendants the Company and its board of directors as well as Newco and Merger Sub. The plaintiffs in Cooper purport to represent the stockholders of Entrust who are similarly situated with them, as well as the Company (derivatively) against our directors. Among other things, the amended petition alleges that our directors, in approving the proposed Merger breached fiduciary duties owed to our stockholders because they failed to take steps to maximize the value to our public stockholders and failed to disclose adequate information in the draft proxy statement for the Merger. The amended petition further alleges that the Company and Newco aided and abetted the alleged breach of fiduciary duties. The amended petition seeks class certification, damages and certain forms of equitable relief, including enjoining the consummation of the Merger. On or about April 22, 2009, a separate purported stockholder class action was filed in the District Court of Dallas County, Texas in connection with the announcement of the proposed merger entitled Sachs v. Entrust, Inc., Cause No. DC-09-04813. Like the amended petition in Cooper, the petition in Sachs names as defendants the Company and its board of directors as well as Newco and Merger Sub. The Sachs petition also names Thoma Bravo as a defendant. Also like the amended petition in Cooper, the Sachs petition alleges that our directors, in approving the proposed Merger breached fiduciary duties owed to our stockholders because they failed to take steps to maximize the value to our public stockholders, and that the Company, Newco, and Thoma Bravo aided and abetted the alleged breach of fiduciary duties. Like the amended petition in Cooper, the Sachs petition also seeks class certification, damages and certain forms of equitable relief, including enjoining the consummation of the Merger. Plaintiffs in both Cooper and Sachs have filed a motion to consolidate the two actions. On May 6, 2009, the District Court of Dallas County entered an order consolidating the actions. We believe that plaintiffs’ allegations are without merit and intend to vigorously defend this action. There can be no assurance, however, that we will be successful in our defense of the action.

ITEM 1A.	RISK FACTORS

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of the Company’s 2008 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our Common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

There have been no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008, except as set forth below.

There are risks and uncertainties associated with our proposed acquisition by TB.

There are risks and uncertainties associated with our proposed acquisition by TB. For example, the acquisition may not be consummated, or may not be consummated as currently anticipated, as a result of several factors, including but not limited to the failure to satisfy the closing conditions set forth in the merger agreement, such as the condition that we have a minimum amount of cash on hand at the time of closing. Under certain circumstances, if the merger agreement is terminated, we may be required to pay a termination of either $2.29 million or $4.58 million, depending on the circumstances of the termination, or reimbursement of expenses and out-of-pocket fees not exceeding $1 million.

The merger agreement also restricts us from engaging in certain actions and taking certain actions without TB’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the acquisition.

Our business could be adversely impacted as a result of uncertainty related to the proposed acquisition by TB.

The proposed acquisition could cause disruptions in our business, which could have an effect on our results of operations and financial condition. For example:

•	our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees;

•

customers and suppliers may experience uncertainty about the Company’s future and seek alternative business relationships with third parties or seek to alter their business relationships with the Company; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.

In addition, we have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed acquisition, and many of these fees and costs are payable by us regardless of whether we consummate the transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Amendment to Employee Agreement between the Registrant and William Conner, dated December 31, 2008.*

10.2	Amendment to Executive Severance Agreement between the Registrant and Peter Bello, dated December 30, 2008.*

10.3	Amendment to Employee Severance and Change in Control Agreement between the Registrant and Kevin Simzer, dated December 31, 2008.*

10.4	Amendment to Employee Severance and Change in Control Agreement between the Registrant and William Conner, dated December 31, 2008.*

10.5	Amendment to Employee Severance and Change in Control Agreement between the Registrant and David Wagner, dated December 31, 2008.*

10.6	2009 Sales Vice President Compensation Plan between the Registrant and Peter Bello, dated January 1, 2009.*

10.7	2009 Sales Vice President Compensation Plan between the Registrant and Neill Duff, dated January 1, 2009.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRUST, INC.
(Registrant)

Dated: May 11, 2009	/s/ David J. Wagner
David J. Wagner
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Employee Agreement between the Registrant and William Conner, dated December 31, 2008.*

10.2	Amendment to Executive Severance Agreement between the Registrant and Peter Bello, dated December 30, 2008.*

10.3	Amendment to Employee Severance and Change in Control Agreement between the Registrant and Kevin Simzer, dated December 31, 2008.*

10.4	Amendment to Employee Severance and Change in Control Agreement between the Registrant and William Conner, dated December 31, 2008.*

10.5	Amendment to Employee Severance and Change in Control Agreement between the Registrant and David Wagner, dated December 31, 2008.*

10.6	2009 Sales Vice President Compensation Plan between the Registrant and Peter Bello, dated January 1, 2009.*

10.7	2009 Sales Vice President Compensation Plan between the Registrant and Neill Duff, dated January 1, 2009.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory agreement.